Form 10-Q
period 2014-06-30
FOCUS UNIVERSAL INC.
filed 2014-08-08
CIK 1590418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 333-193087

Focus Universal Inc.

(Exact Name of Registrant as Specified in its Charter)

Nevada	46-3355876
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

8275 S. Eastern Ave., Ste.200-674 Las Vegas, Nevada	89123
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number including area code: (702) 724-2646

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files.  Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]  No [X]

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 08, 2014
Common Stock, $0.001 par value	6,580,000

FOCUS UNIVERSAL INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FOCUS UNIVERSAL INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2014 AND 2013,

AND FOR THE PERIOD FROM INCEPTION (DECEMBER 4, 2012) TO JUNE 30, 2014

(Unaudited)

Index to the Financial Statements

Contents	Page

Condensed Balance Sheets at June 30, 2014 and March 31,2014	F-1

Condensed Statements of Operations for the Three Month Periods Ended June 30, 2014 and 2013 and the Period from December 4, 2012 (Inception) through June 30, 2014	F-2

Condensed Statement of Changes Stockholders’ Deficit for the Period from December 4, 2012 (Inception) through June 30, 2014	F-3

Condensed Statements of Cash Flows for the Three Month Periods Ended June 30, 2014 and 2013 and the Period from December 4, 2012 (Inception) through June 30, 2014	F-4

Notes to the Condensed Financial Statements	F-5

FOCUS UNIVERSAL INC. (A DEVELOPMENT STAGE COMPANY) CONDENSED BALANCE SHEETS
	June 30,	March 31,
	2014	2014
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$ 5,955	$ 7,408
Accounts receivable	3,200	-
Prepaid expenses	179	308
Total current assets	9,334	7,716

Total Assets	$ 9,334	$ 7,716

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$ 8,075	$ 17,170
Accounts payable - related parties	9,400	6,400
Total current liabilities	17,475	23,570

Total Liabilities	17,475	23,570

Commitments and Contingencies

Stockholders' Deficit:
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 6,580,000, and 4,000,000 shares issued and outstanding as of June 30, 2014 and March 31, 2014, respectively	6,580	4,000
Common stock subscription	-	3,000
Additional paid-in capital	29,670	-
Deficit accumulated during the development stage	(44,391)	(22,854)
Total stockholders' deficit	(8,141)	(15,854)

Total Liabilities and Stockholder’s Deficit	$ 9,334	$ 7,716

See Accompanying Notes to Condensed Unaudited Financial Statements

FOCUS UNIVERSAL INC. CONDENSED STATEMENTS OF OPERATIONS (A DEVELOPMENT STAGE COMPANY)
		Three Months Ended June 30, 2014 (Unaudited)	Three Months Ended June 30, 2013 (Unaudited)	Cumulative From Inception (December 4, 2012) Through June 30, 2014 (Unaudited)

Revenue		$ 6,700	$ -	$ 22,600
Cost of revenue		5,000	-	10,000
Gross profit		1,700	-	12,600

Operating Expenses:
Compensation - officers		3,000	-	9,400
General and administrative		16,737	-	30,541
Professional fees		3,500	-	17,050
12,470	Total operating expenses	23,237	-	56,991

Income (Loss) from Operations		(21,537)	-	(44,391)

Income tax provision		-	-	-

Net Loss		$ (21,537)	$ -	$ (44,391)

Net Loss Per Common Share:
Net loss per common share - Basic and Diluted		$ (0.00)*	$ - **
Weighted Average Number of Common Shares
Outstanding - Basic and Diluted		6,321,758	- **

“ * denotes a loss of less than $(0.01) per share

**- No shares of common stock were issued and outstanding during this period.

See Accompanying Notes to Condensed Unaudited Financial Statements

FOCUS UNIVERSAL INC. (A DEVELOPMENT STAGE COMPANY) CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE PERIOD FROM INCEPTION (DECEMBER 4, 2012) THROUGH JUNE 30, 2014
Description	Common stock		Common Stock Subscription	Additional Paid-In Capital	Deficit Accumulated During Development Stage	Total
	Shares	Amount

Balance at Inception (December 4, 2012) – (Audited)	-	$ -	$ -	$ -	$ -	$ -

Net loss for the period	-	-	-	-	(2,348)	(2,348)
Balance – March 31, 2013 – (Audited)	-	-	-	-	(2,348)	(2,348)

Common stock issued for cash at $0.001 per share	4,000,000	4,000	-	-	-	4,000
Common stock subscription at $0.0125 per share			3,000	-		3,000
Net loss for the year	-	-	-	-	(20,506)	(20,506)
Balance – March 31, 2014 – (Audited)	4,000,000	4,000	3,000	-	(22,854)	(15,854)

Common stock issued for cash at $0.0125 per share	2,580,000	2,580	-	29,670	-	32,250
Common stock subscription at $0.0125 per share			(3,000)	-		(3,000)
Net loss for the period	-	-	-	-	(21,537)	(21,537)
Balance – June 30, 2014 – (Unaudited)	6,580,000	$ 6,580	$ -	$ 29,670	$ (44,391)	$ (8,141)

See Accompanying Notes to Condensed Unaudited Financial Statements

FOCUS UNIVERSAL INC. (A DEVELOPMENT STAGE COMPANY) CONDENSED STATEMENTS OF CASH FLOWS
	Three Months Ended June 30, 2014 (Unaudited)	Three Months Ended June 30, 2013 (Unaudited)	Cumulative From Inception (December 4, 2012) Through June 30, 2014 (Unaudited)
Operating Activities:
Net Loss	$ (21,537)	$ -	$ (44,391)
Adjustments to reconcile net loss to net cash used in operating activities:

Changes in Operating Assets and Liabilities-
Accounts receivable	(3,200)	-	(3,200)
Prepaid expenses	129	-	(179)
Accounts payable and accrued liabilities	(9,095)	-	8,075
Accounts payable - related party	3,000	-	9,400
Net Cash Used in Operating Activities	(30,703)	-	(30,295)

Investing Activities:
Net Cash Generated by (Used in) Investing Activities	-	-	-

Financing Activities:
Proceeds from sale of common stock	29,250	-	36,250

Net Cash Provided by Financing Activities	29,250	-	36,250

Net Change in Cash	(1,453)	-	5,955
Cash - Beginning of Period	7,408	-	-
Cash - End of Period	$ 5,955	$ -	$ 5,955

Cash paid during the period for:
Interest	$ -	$ -	$ -
Income tax paid	$ -	$ -	$ -

See Accompanying Notes to Condensed Unaudited Financial Statements

FOCUS UNIVERSAL INC.

(A DEVELOPMENT STAGE COMPANY)

FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2014 AND 2013,

AND FOR THE PERIOD FROM INCEPTION (DECEMBER 4, 2012) TO JUNE 30, 2014

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation – Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These unaudited interim consolidated financial statements should be read in conjunction with the financial statements of the Company for the year ended March 31, 2014 and notes thereto contained in the information as part of the Company’s Annual Report on the Form 10-K, which was filed with the Securities and Exchange Commission on June 30, 2014.

Development Stage Company

The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification.  Although the Company has recognized nominal amounts of revenue, it is still devoting substantially all of its efforts on establishing the business. Among the additional disclosures required as a development stage company are that our financial statements were identified as those of a development stage company, and that the statements of operations, stockholders’ deficit and cash flows disclosed activity since the date of our inception (December 4, 2012) as a development stage company All losses accumulated since Inception (December 4, 2012) have been considered as part of the Company’s development stage activities. Effective June 10, 2014 FASB changed its regulations with respect to Development Stage Entities and these additional disclosures are no longer required for annual reporting periods beginning after December 15, 2014 with the option for entities to early adopt these new provisions. The Company has not elected to early adopt these provisions and consequently these additional disclosures are included in these financial statements.

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

FOCUS UNIVERSAL INC.

(A DEVELOPMENT STAGE COMPANY)

FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2014 AND 2013,

AND FOR THE PERIOD FROM INCEPTION (DECEMBER 4, 2012) TO JUNE 30, 2014

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

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

FOCUS UNIVERSAL INC.

(A DEVELOPMENT STAGE COMPANY)

FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2014 AND 2013,

AND FOR THE PERIOD FROM INCEPTION (DECEMBER 4, 2012) TO JUNE 30, 2014

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

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

FOCUS UNIVERSAL INC.

(A DEVELOPMENT STAGE COMPANY)

FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2014 AND 2013,

AND FOR THE PERIOD FROM INCEPTION (DECEMBER 4, 2012) TO JUNE 30, 2014

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no unrecognized tax liabilities or benefits in accordance with the provisions of Section 740-10-25 at June 30, 2014 and March 31, 2014.

FOCUS UNIVERSAL INC.

(A DEVELOPMENT STAGE COMPANY)

FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2014 AND 2013,

AND FOR THE PERIOD FROM INCEPTION (DECEMBER 4, 2012) TO JUNE 30, 2014

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

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

There were no potentially debt or equity instruments issued and outstanding at any time during the three-month periods ended June 30, 2014 or 2013.

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

Recently Issued Accounting Pronouncements

The Company is in the development stage as defined under the then current Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-205 “Development-Stage Entities,” and among the additional disclosures required as a development stage company are that our financial statements were identified as those of a development stage company, and that the statements of operations, stockholders’ deficit and cash flows disclosed activity since the date of our inception (December 4, 2012) as a development stage company. Effective June 10, 2014 FASB changed its regulations with respect to Development Stage Entities and these additional disclosures are no longer required for annual reporting periods beginning after December 15, 2014 with the option for entities to early adopt these new provisions. The Company has not elected to early adopt these provisions and consequently these additional disclosures are included in these financial statements.

The Company does not believe that other than disclosed above, recently issued, but not yet adopted, accounting pronouncements will have a material impact on its financial position, results of operations or cash flows.

FOCUS UNIVERSAL INC.

(A DEVELOPMENT STAGE COMPANY)

FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2014 AND 2013,

AND FOR THE PERIOD FROM INCEPTION (DECEMBER 4, 2012) TO JUNE 30, 2014

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage at June 30, 2014 and March 31, 2014 of $44,391 and $22,854, respectively, and a net loss for the period from December 4, 2012 (Inception) through June 30, 2014 of $44,391. These factors raise substantial doubt about the Company’s ability to continue as a going concern. While the Company is attempting to generate sufficient revenues, the Company’s cash position may not be sufficient enough to support the Company’s daily operations.  Management intends to raise additional funds by way of a public or private offering.

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

Note 4 – Related Party Transactions

Consulting services from President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer

Consulting services provided by the President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer for the three-month period ended June 30, 2014 and 2013 were as follows:

	For the Three Months Ended June 30, 2014	For the Three Months Ended June 30, 2013

President, Chief Executive Officer	$1,500	$-
Chief Financial Officer, Secretary and Treasurer	1,500	-
	$3,000	$-

Accounts Payable – Related Parties

As at June 30, 2014 and March 31, 2014 the Company owed its directors and officers $9,400 and $6,400 respectively. These amounts represent unpaid consulting fees.

Note 5 – Stockholders’ Equity

Shares authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is seventy-five million (75,000,000) shares of common stock, par value $0.001 per share.

FOCUS UNIVERSAL INC.

(A DEVELOPMENT STAGE COMPANY)

FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2014 AND 2013,

AND FOR THE PERIOD FROM INCEPTION (DECEMBER 4, 2012) TO JUNE 30, 2014

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

Common stock

On September 30, 2013, the Company sold 4,000,000 shares of its common stock at par to its directors for $4,000 in cash.

During the year ended March 31, 2014, the Company’s Registration Statement on the Form S-1 filed with the Securities and Exchange Commission was declared effective.

As at March 31, 2014 the Company received $3,000 in common stock subscription funds. The Company completed the sale of 2,580,000 shares of common stock at $0.0125 per share for total proceeds of $32,250 during the three months ended June 30, 2014.

Note 6 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued on August 8, 2014 to determine if they must be reported.  The Management of the Company determined that other than as disclosed above, there were no reportable subsequent events to be disclosed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements and Associated Risks.

The following discussion should be read in conjunction with the financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements contained in the MD&A are forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in other sections of this Quarterly Report on Form 10-Q.

Our Business

Focus Universal is an online marketing, advertising and design provider.  We generate our revenue from providing services that include marketing, advertising and website design to small and medium sized businesses. To date, we have focused on providing one-off services, such as development of a fully functioning website or creation of a marketing strategy plan, to small business clients. We plan to expand our service offerings to include subscription-based service packages.

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

Social and Viral Marketing Campaigns

We help companies create innovative and interactive online campaigns that build brand awareness.

Strategy

The foundation of an effective online strategy is based upon an intimate understanding of the offering, the business, and the company’s online objectives. Our strategic consulting services involve in-depth work with our clients to develop a comprehensive plan of action to meet their marketing needs for a specific amount of time. We work with clients to set objectives for each marketing campaign and use analytics to monitor the campaign’s effectiveness. Our marketing strategy planning services include: digital review; research and analysis, and campaign planning.

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

Website Design

We offer custom web design services for websites for traditional browser views, as well as sites optimized for mobile devices. Our custom design service includes the development of a unique website look and layout that is created specifically for our client. Our design team can assist with layout, as well as content creation and image sourcing. We also provide consulting services on website usability, where we help clients ensure that their website is effective and easy to use.

Results of operations for the three months ended June 30, 2014 compared to the three months ended June 30, 2013.

Revenue, cost of sales and gross profit

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

Our gross revenue for the three months ended June 30, 2014, was $6,700, compared to $0 for the three months ended June 30, 2013. Our cost of revenues for the three months ended June 30, 2014, was $5,000 (June 30, 2013: $0) resulting in a gross profit of $1,700 (June 30, 2013: $0).

Operating Costs and Expenses

The major components of our operating expenses for the three months ended June 30, 2014 and 2013 are outlined in the table below:

	For the Three Months Ended June 30, 2014	For the Three Months Ended June 30, 2013	Increase (Decrease) $

Officer compensation	$ 3,000	$ -	3,000
General and administrative	16,737	-	16,737
Professional fees	3,500	-	3,500
	$ 23,237	$ -

The increase in our operating costs for the three months ended June 30, 2014, compared to the same period in our fiscal 2013, was due to an increase in our corporate activities, an increase in expenses related to implementation of our business plan and an increase in professional fees associated with an audit of our annual financial statements and filing of our Annual Report on the form 10-K. General and administrative expenses of $16,737 incurred during the three months ended June 30, 2014 consisted of filing fees of $2,500, accounting fees of $2,000, transfer agent fees of $11,834, office rent of $387 and bank charges of $16. We did not incur any general and administrative expenses the three months ended June 30, 2013. During this period we concentrated on business development.

Consulting services provided by the President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer for the three-month period ended June 30, 2014 and 2013 were as follows:

	For the Three Months Ended June 30, 2014	For the Three Months Ended June 30, 2013

President, Chief Executive Officer	$1,500	$-
Chief Financial Officer, Secretary and Treasurer	1,500	-
	$3,000	$-

As at June 30, 2014 and March 31, 2014 the Company owed its directors and officers $9,400 and $6,400 respectively. These amounts represent unpaid consulting fees.

Liquidity and Capital Resources

Working Capital	June 30, 2014	March 31, 2014
Current Assets	$9,334	$7,716
Current Liabilities	$(17,475)	$(23,570)
Working Capital Deficiency	$(8,141)	$(15,854)

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
Cash provided by (used in) operating activities	$(30,703)	$-
Cash provided by (used in) investing activities	$-	$-
Cash provided by financing activities	$29,250	$-
Net increase (decrease) in cash	$(1,453)	$-

We have generated revenues of $6,700 during the three months ended June 30, 2014.  In addition to cash received from web design services, during the three months ended June 30, 2014 we received proceeds of $29,250 from sale of our common stock. During the year ended March 31, 2014, the Company’s Registration Statement on the Form S-1 filed with the Securities and Exchange Commission was declared effective. As at March 31, 2014 the Company received $3,000 in common stock subscription funds. The Company completed the sale of 2,580,000 shares of common stock at $0.0125 per share for total proceeds of $32,250 during the three months ended June 30, 2014. We did not generate revenues and no shares were sold during the three months ended June 30, 2013. We had no other sources of cash inflow during the reporting periods.

We anticipate that for the next 12 months we will be generating cash from the same revenue stream. We believe that the cash generated from operations and cash on hand will provide sufficient capital to fund our operations and meet our cash needs on a short term and long term basis for the next twelve months. In addition, we intend to finance our internal growth with cash on hand, cash provided from operations, borrowings, debt or equity offerings, or some combination thereof.

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

The net cash used in operating activities of $30,703 for the three months ended June 30, 2014 was primarily the result of our net loss of $21,537, and changes in our operating assets and liabilities. These changes include an increase in account receivable of $3,200 and in amounts due to related party of $3,000, and a decrease in prepaid expenses of $129 and in accounts payable and accrued liabilities of $9,095. The increase in accounts receivable was due to outstanding amounts due to the company by clients as of June 30, 2014 that were collected subsequent to the quarter end. The increase in amounts due to related party represent a portion of management consulting fees charged to the company by its officers that remained unpaid at the end of the quarter. The decrease in prepaid rent was due to the July rent paid subsequent to the quarter end. We repaid portion of our current liabilities during the quarter resulting in a decrease of accounts payable and accrued liabilities during the quarter.

We did not generate, or use, any cash from operating activities during the three months ended June 30, 2013.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors including fluctuations in our net revenues and operating results, utilization of new revenue streams, collection of accounts receivable, and timing of billings and payments.

Cash Flows from Investing Activities

We did not generate or use any cash from investing activities during the three months ended June 30, 2014 and 2013.

Cash Flows from Financing Activities

During the year ended March 31, 2014, the Company’s Registration Statement on the Form S-1 filed with the Securities and Exchange Commission was declared effective. As at March 31, 2014 the Company received $3,000 in common stock subscription funds. We completed the sale of 2,580,000 shares of common stock at $0.0125 per share for total proceeds of $32,250 during the three months ended June 30, 2014.

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

Recent Accounting Pronouncements

See Note 2 to the Financial Statements.

Off Balance Sheet Arrangements

As of June 30, 2014, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.  We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We were not subject to any legal proceedings during the three month periods ended June 30, 2014 and 2013 and currently we are not involved in any pending litigation or legal proceeding.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

All shares sold during the three months ended June 30, 2014 were sold pursuant to the Company’s Registration Statement on the Form S-1/A filed with the Securities and Exchange Commission and declared effective March 14, 2014.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

No senior securities were issued and outstanding during the three month periods ended June 30, 2014 or 2013.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Our common stock has been quoted on the OTC Bulletin Board and on the OTC Link since July 31, 2014 under the symbol “FCUV”.

ITEM 6. EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

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

Date: August 8, 2014

FOCUS UNIVERSAL INC.

By:	/s/ Tatyana Popova
Tatyana Popova
President, Chief Executive Officer (Principal Executive Officer) and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Focus Universal Inc. and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Tatyana Popova	President, C.E.O. and Director	August 8, 2014
Tatyana Popova
/s/ Elena Ignatenko	Treasurer, Secretary, C.F.O., Principal Accounting Officer, Principal Financial Officer and Director	August 8, 2014
Alexander Averchenko