Form 10-Q
period 2014-09-30
FOCUS UNIVERSAL INC.
filed 2014-11-10
CIK 1590418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Yes [   ]  No [X]

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 10, 2014
Common Stock, $0.001 par value	6,580,000

FOCUS UNIVERSAL INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FOCUS UNIVERSAL INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2014 AND 2013,

AND FOR THE PERIOD FROM INCEPTION (DECEMBER 4, 2012) TO SEPTEMBER 30, 2014

(Unaudited)

Index to the Financial Statements

Contents	Page

Condensed Balance Sheets at September 30, 2014 and March 31,2014	F-1

Condensed Statements of Operations for the Three and Six Months Ended September 30, 2014 and 2013 and for the Period from December 4, 2012 (Inception) through September 30, 2014	F-2

Condensed Statement of Changes Stockholders’ Deficit for the Period from December 4, 2012 (Inception) through September 30, 2014	F-3

Condensed Statements of Cash Flows for the Six Months Ended September 30, 2014 and 2013 and the Period from December 4, 2012 (Inception) through September 30, 2014	F-4

Notes to the Condensed Financial Statements	F-5

FOCUS UNIVERSAL INC. (A DEVELOPMENT STAGE COMPANY) CONDENSED BALANCE SHEETS
	September 30,	March 31,
	2014	2014
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$ 185	$ 7,408
Prepaid expenses	9,346	308
Total current assets	9,531	7,716

Total Assets	$ 9,531	$ 7,716

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$ 20,816	$ 17,170
Accounts payable - related parties	12,400	6,400
Total current liabilities	33,216	23,570

Total Liabilities	33,216	23,570

Commitments and Contingencies

Stockholders' Deficit:
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 6,580,000, and 4,000,000 shares issued and outstanding as of September 30, 2014 and March 31, 2014, respectively	6,580	4,000
Common stock subscription	-	3,000
Additional paid-in capital	29,670	-
Deficit accumulated during the development stage	(59,935)	(22,854)
Total stockholders' deficit	(23,685)	(15,854)

Total Liabilities and Stockholder’s Deficit	$ 9,531	$ 7,716

See Accompanying Notes to Condensed Unaudited Financial Statements

FOCUS UNIVERSAL INC. CONDENSED STATEMENTS OF OPERATIONS (A DEVELOPMENT STAGE COMPANY)
	Three Months Ended September 30, 2014 (Unaudited)	Three Months Ended September 30, 2013 (Unaudited)	Six Months Ended September 30, 2014 (Unaudited)	Six Months Ended September 30, 2013 (Unaudited)	Cumulative From Inception (December 4, 2012) Through September 30, 2014 (Unaudited)
Revenue	$ 13,450	$ 7,500	$ 20,150	$ 7,500	$ 36,050
Cost of revenue	4,000	5,000	9,000	5,000	14,000
Gross profit	9,450	2,500	11,150	2,500	22,050

Operating Expenses:
Compensation - officers	3,000	400	6,000	400	12,400
General and administrative	9,994	696	26,731	696	40,535
Professional fees	12,000	3,000	15,500	3,000	29,050
Total operating expenses	24,994	4,096	48,231	4,096	81,985

Income (Loss) from Operations	(15,544)	(1,596)	(37,081)	(1,596)	(59,935)

Income tax provision	-	-	-	-	-

Net Loss	$ (15,544)	$ (1,596)	$ (37,081)	$ (1,596)	$ (59,935)
Net Loss Per Common Share:
Net loss per common share - Basic and Diluted	$ (0.00)*	$ (0.04)	$ (0.00)*	$ (0.07)
Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	6,580,000	43,478	6,451,585	21,858
- * denotes a loss of less than $(0.01) per share

See Accompanying Notes to Condensed Unaudited Financial Statements

FOCUS UNIVERSAL INC. (A DEVELOPMENT STAGE COMPANY) CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE PERIOD FROM INCEPTION (DECEMBER 4, 2012) THROUGH SEPTEMBER 30, 2014
Description	Common stock		Common Stock Subscription	Additional Paid-In Capital	Deficit Accumulated During Development Stage	Total
	Shares	Amount

Balance at Inception (December 4, 2012) – (Audited)	-	$ -	$ -	$ -	$ -	$ -

Net loss for the period	-	-	-	-	(2,348)	(2,348)

Balance – March 31, 2013 – (Audited)	-	-	-	-	(2,348)	(2,348)

Common stock issued for cash at $0.001 per share	4,000,000	4,000	-	-	-	4,000
Common stock subscription at $0.0125 per share			3,000	-		3,000
Net loss for the year	-	-	-	-	(20,506)	(20,506)

Balance – March 31, 2014 – (Audited)	4,000,000	4,000	3,000	-	(22,854)	(15,854)

Common stock issued for cash at $0.0125 per share	2,580,000	2,580	-	29,670	-	32,250
Common stock subscription at $0.0125 per share			(3,000)	-		(3,000)
Net loss for the period	-	-	-	-	(37,081)	(37,081)

Balance – September 30, 2014 – (Unaudited)	6,580,000	$ 6,580	$ -	$ 29,670	$ (59,935)	$ (23,685)

See Accompanying Notes to Condensed Unaudited Financial Statements

FOCUS UNIVERSAL INC. (A DEVELOPMENT STAGE COMPANY) CONDENSED STATEMENTS OF CASH FLOWS
	Six Months Ended September 30, 2014 (Unaudited)	Six Months Ended September 30, 2013 (Unaudited)	Cumulative From Inception (December 4, 2012) Through September 30, 2014 (Unaudited)
Operating Activities:
Net Loss	$ (37,081)	$ (1,596)	$ (59,935)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in Operating Assets and Liabilities-
Prepaid expenses	(9,038)	-	(9,346)
Accounts payable and accrued liabilities	3,646	9,960	20,816
Accounts payable - related party	6,000	52	12,400
Net Cash Used in Operating Activities	(36,473)	8,416	(36,065)

Investing Activities:
Net Cash Generated by (Used in) Investing Activities	-	-	-

Financing Activities:
Proceeds from sale of common stock	29,250	4,000	36,250
Net Cash Provided by Financing Activities	29,250	4,000	36,250

Net Change in Cash	(7,223)	12,416	185

Cash - Beginning of Period	7,408	-	-

Cash - End of Period	$ 185	$ 12,416	$ 185

Cash paid during the period for:
Interest	$ -	$ -	$ -
Income tax paid	$ -	$ -	$ -

See Accompanying Notes to Condensed Unaudited Financial Statements

FOCUS UNIVERSAL INC.

(A DEVELOPMENT STAGE COMPANY)

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2014 AND 2013,

AND FOR THE PERIOD FROM INCEPTION (DECEMBER 4, 2012) TO SEPTEMBER 30, 2014

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

FOCUS UNIVERSAL INC.

(A DEVELOPMENT STAGE COMPANY)

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2014 AND 2013,

AND FOR THE PERIOD FROM INCEPTION (DECEMBER 4, 2012) TO SEPTEMBER 30, 2014

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

FOCUS UNIVERSAL INC.

(A DEVELOPMENT STAGE COMPANY)

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2014 AND 2013,

AND FOR THE PERIOD FROM INCEPTION (DECEMBER 4, 2012) TO SEPTEMBER 30, 2014

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

FOCUS UNIVERSAL INC.

(A DEVELOPMENT STAGE COMPANY)

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2014 AND 2013,

AND FOR THE PERIOD FROM INCEPTION (DECEMBER 4, 2012) TO SEPTEMBER 30, 2014

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

FOCUS UNIVERSAL INC.

(A DEVELOPMENT STAGE COMPANY)

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2014 AND 2013,

AND FOR THE PERIOD FROM INCEPTION (DECEMBER 4, 2012) TO SEPTEMBER 30, 2014

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no unrecognized tax liabilities or benefits in accordance with the provisions of Section 740-10-25 at September 30, 2014 and March 31, 2014.

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

There were no potentially debt or equity instruments issued and outstanding at any time during the six-month periods ended September 30, 2014 or 2013.

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

FOCUS UNIVERSAL INC.

(A DEVELOPMENT STAGE COMPANY)

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2014 AND 2013,

AND FOR THE PERIOD FROM INCEPTION (DECEMBER 4, 2012) TO SEPTEMBER 30, 2014

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

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

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage at September 30, 2014 and March 31, 2014 of $59,935 and $22,854, respectively, and a net loss for the period from December 4, 2012 (Inception) through September 30, 2014 of $59,935. These factors raise substantial doubt about the Company’s ability to continue as a going concern. While the Company is attempting to generate sufficient revenues, the Company’s cash position may not be sufficient enough to support the Company’s daily operations.  Management intends to raise additional funds by way of a public or private offering.

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

Note 4 – Related Party Transactions

Consulting services from President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer

Consulting services provided by the President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer for the three and six months ended September 30, 2014 and 2013 were as follows:

	For the Three Months Ended September 30, 2014	For the Three Months Ended September 30, 2013	For the Six Months Ended September 30, 2014	For the Six Months Ended September 30, 2013

President, Chief Executive Officer	$1,500	$200	$ 3,000	$ 200
Chief Financial Officer, Secretary and Treasurer	1,500	200	3,000	200
	$3,000	$400	$ 6,000	$ 400

FOCUS UNIVERSAL INC.

(A DEVELOPMENT STAGE COMPANY)

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2014 AND 2013,

AND FOR THE PERIOD FROM INCEPTION (DECEMBER 4, 2012) TO SEPTEMBER 30, 2014

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

Accounts Payable – Related Parties

As at September 30, 2014 and March 31, 2014 the Company owed its directors and officers $12,400 and $6,400 respectively. These amounts represent unpaid consulting fees.

Note 5 – Stockholders’ Deficit

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

As at March 31, 2014 the Company received $3,000 in common stock subscription funds. The Company completed the sale of 2,580,000 shares of common stock at $0.0125 per share for total proceeds of $32,250 during the six months ended September 30, 2014.

Note 6 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued on November 5, 2014 to determine if they must be reported.  The Management of the Company determined that other than as disclosed above, there were no reportable subsequent events to be disclosed.

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

Our Business

Focus Universal Inc. (“the Company”, “we”, “us” or “our”) is an online marketing, advertising and design provider.  We generate our revenue from providing services that include marketing, advertising and website design to small and medium sized businesses. To date, we have focused on providing one-off services, such as development of a fully functioning website or creation of a marketing strategy plan, to small business clients. We plan to expand our service offerings to include subscription-based service packages.

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

Results of operations for the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

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

Our gross revenue for the three months ended September 30, 2014, was $13,450, compared to $7,500 for the three months ended September 30, 2013. Our cost of revenues for the three months ended September 30, 2014, was $4,000 (September 30, 2013: $5,000) resulting in a gross profit of $9,450 (September 30, 2013: $2,500).

Operating Costs and Expenses

The major components of our operating expenses for the three months ended September 30, 2014 and 2013 are outlined in the table below:

	For the Three Months Ended September 30, 2014	For the Three Months Ended September 30, 2013	Increase (Decrease) $

Officer compensation	$ 3,000	$ 400	2,600
General and administrative	9,994	696	9,298
Professional fees	12,000	3,000	9,000
	$ 24,994	$ 4,096

The increase in our operating costs for the three months ended September 30, 2014, compared to the same period in our fiscal 2013, was due to an increase in our corporate activities, an increase in expenses related to implementation of our business plan and an increase in fees associated with our application to have our securities designated as trading on the OTCQB marketplace, subscription to certain OTC Markets Group’s corporate services and application for DTC eligibility of our common stock. General and administrative expenses of $9,994 incurred during the three months ended September 30, 2014 consisted of filing fees of $2,090 (September 30, 2013: $200), accounting fees of $1,500 (September 30, 2013: $0), transfer agent fees of $678 (September 30, 2013: $0), office expenses of $3,852 (September 30, 2013: $0), office rent of $409(September 30, 2013: $0), travel expenses of $1,298 (September 30, 2013: $0) and bank charges of $167(September 30, 2013: $0).

Consulting services provided by the President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer for the three-month period ended September 30, 2014 and 2013 were as follows:

	For the Three Months Ended September 30, 2014	For the Three Months Ended September 30, 2013

President, Chief Executive Officer	$1,500	$200
Chief Financial Officer, Secretary and Treasurer	1,500	200
	$3,000	$400

As at September 30, 2014 and March 31, 2014 the Company owed its directors and officers $12,400 and $6,400 respectively. These amounts represent unpaid consulting fees.

Results of operations for the six months ended September 30, 2014 compared to the six months ended September 30, 2013.

Revenue, cost of sales and gross profit

Our gross revenue for the six months ended September 30, 2014, was $20,150, compared to $7,500 for the six months ended September 30, 2013. Our cost of revenues for the six months ended September 30, 2014, was $9,000 (September 30, 2013: $5,000) resulting in a gross profit of $11,150 (September 30, 2013: $2,500).

Operating Costs and Expenses

The major components of our operating expenses for the six months ended September 30, 2014 and 2013 are outlined in the table below:

	For the Six Months Ended September 30, 2014	For the Six Months Ended September 30, 2013	Increase (Decrease) $

Officer compensation	$ 6,000	$ 400	5,400
General and administrative	26,731	696	26,035
Professional fees	15,500	3,000	12,500
	$ 48,231	$ 4,096

The increase in our operating costs for the three months ended June 30, 2014, compared to the same period in our fiscal 2013, was due to an increase in our corporate activities, an increase in expenses related to implementation of our business plan and an increase in professional fees associated with an audit of our annual financial statements and filing of our Annual and Quarterly Reports, application to have our securities designated as trading on the OTCQB marketplace, subscription to certain OTC Markets Group’s corporate services and application for DTC eligibility of our common stock. General and administrative expenses of $26,731 incurred during the six months ended September 30, 2014 consisted of filing fees of $4,590 (September 30, 2013: $200), accounting fees of $3,500 (September 30, 2013: $0), transfer agent fees of $12,512 (September 30, 2013: $0), office expenses of $3,852 (September 30, 2013: $0), office rent of $796 (September 30, 2013: $0), travel expenses of $1,298 (September 30, 2013: $0) and bank charges of $183 (September 30, 2013: $0).

Consulting services provided by the President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer for the six-month period ended September 30, 2014 and 2013 were as follows:

	For the Six Months Ended September 30, 2014	For the Six Months Ended September 30, 2013

President, Chief Executive Officer	$3,000	$200
Chief Financial Officer, Secretary and Treasurer	3,000	200
	$6,000	$400

OTCBB and OTCQB quotation

Our common stock has been quoted on the OTC Bulletin Board since July 31, 2014 under the symbol “FCUV”. During the quarter ended September 30, 2014 the Company filed an application with the OTC Markets Group, Inc. to be quoted on the OTCQB quotation medium. Our application was approved on September 22, 2014 and our common stock has been quoted on the OTC Links under the symbol “FCUV” effective September 23, 2014. We paid a one-time $2,500 application fee and $10,000 annual fees that covers a period from September 1, 2014 to August 31, 2015.

 To be eligible for trading on the OTCQB marketplace, starting May 1, 2014, companies are required to:

-          Meet a minimum bid price test of $0.01 and not be subject to bankruptcy or reorganization proceedings. Securities that do not meet the minimum bid price test or that are in bankruptcy will be downgraded to OTC Pink;

-          Submit an application to OTCQB and pay an application and annual fee;

-          Submit an OTCQB Annual Certification confirming the Company Profile displayed on otcmarkets.com is current and complete and providing additional information on officers, directors, and controlling shareholders.

Liquidity and Capital Resources

Working Capital	September 30, 2014	March 31, 2014
Current Assets	$9,531	$7,716
Current Liabilities	$(33,216)	$(23,570)
Working Capital Deficiency	$(23,685)	$(15,854)

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

	Six Months Ended September 30, 2014	Six Months Ended September 30, 2013
Cash provided by (used in) operating activities	$(36,473)	$8,416
Cash provided by (used in) investing activities	$-	$-
Cash provided by financing activities	$29,250	$4,000
Net increase (decrease) in cash	$(7,223)	$12,416

We have generated revenues of $20,150 during the six months ended September 30, 2014.  In addition to cash received from web design and social media consulting services, during the six months ended September 30, 2014 we received proceeds of $29,250 from sale of shares of our common stock.

During the year ended March 31, 2014, the Company’s Registration Statement on the Form S-1 filed with the Securities and Exchange Commission was declared effective. As at March 31, 2014 the Company received $3,000 in common stock subscription funds. The Company completed the sale of 2,580,000 shares of common stock at $0.0125 per share for total proceeds of $32,250 during the six months ended September 30, 2014. During the six months ended September 30, 2013 the Company sold 4,000,000 shares of its common stock at par to its directors for $4,000 in cash.

We anticipate that for the next 12 months we will be generating cash from the same revenue stream. However, we have incurred losses from December 4, 2012 (Inception) to date and our cash balance at September 30, 2014 was $185.  , We intend to finance our internal growth with cash on hand, cash provided from operations, borrowings, debt or equity offerings, or some combination thereof.

Cash Flows from Operating Activities

Our cash flows used in operating activities represent the most significant use of the funds we have generated from our financing activities.. The major uses of our operating cash include funding general operating expenses (marketing, travel, legal and professional expenses, and office rent) and cost of revenues.

The net cash used in operating activities of $36,473 for the six months ended September 30, 2014 was primarily the result of our net loss of $37,081, and changes in our operating assets and liabilities. These changes include an increase in prepaid expenses of $9,038, in accounts payable and accrued liabilities of $3,646 and in amounts due to related party of $6,000. The increase in prepaid expenses was due to the payment of $10,000 annual fees to OTC Markets Group Inc. that covers a period from September 1, 2014 to August 31, 2015. As of September 30, 2014 the Company expensed a portion of these fees for the month of September in the amount of $654. The increase in accounts payable and accrued liabilities reflected the increase in our general operating expenses incurred during the six months ended September 30, 2014 that remained unpaid at the end of the reporting period. The increase in amounts due to related party represent a portion of management consulting fees charged to the company by its officers that remained unpaid at the end of the quarter.

The net cash generated by operating activities of $8,416 for the six months ended September 30, 2013 was primarily the result of our net loss of $1,596, and changes in our operating assets and liabilities. These changes include an increase in accounts payable and accrued liabilities of $9,960 and in amounts due to related party of $52. The increase in accounts payable and accrued liabilities reflected the increase in our general operating expenses incurred during the six months ended September 30, 2013 that remained unpaid at the end of the reporting period. The increase in amounts due to related party represent a portion of expenses incurred on behalf of the company by its officers that remained unpaid at the end of the quarter.

We expect that cash provided by (used in) operating activities may fluctuate in future periods as a result of a number of factors including fluctuations in our net revenues and operating results, utilization of new revenue streams, collection of accounts receivable, and timing of billings and payments.

Cash Flows from Investing Activities

We did not generate or use any cash from investing activities during the six months ended September 30, 2014 and 2013.

Cash Flows from Financing Activities

During the year ended March 31, 2014, the Company’s Registration Statement on the Form S-1 filed with the Securities and Exchange Commission was declared effective. As at March 31, 2014 the Company received $3,000 in common stock subscription funds. We completed the sale of 2,580,000 shares of common stock at $0.0125 per share for total proceeds of $32,250 and received the balance of $29,250 funds during the six months ended September 30, 2014.

During the six months ended September 30, 2013 the Company sold 4,000,000 shares of its common stock at par to its directors for $4,000 in cash.

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

Recent Accounting Pronouncements

See Note 2 to the Financial Statements.

Off Balance Sheet Arrangements

As of September 30, 2014, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We were not subject to any legal proceedings during the six-month periods ended September 30, 2014 and 2013 and currently we are not involved in any pending litigation or legal proceeding.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

All shares sold during the six months ended September 30, 2014 were sold pursuant to the Company’s Registration Statement on the Form S-1/A filed with the Securities and Exchange Commission and declared effective March 14, 2014.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

No senior securities were issued and outstanding during the six-month periods ended September 30, 2014 or 2013.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable to our Company.

ITEM 5. OTHER INFORMATION.

Our common stock has been quoted on the OTC Bulletin Board and on the OTC Link since July 31, 2014 under the symbol “FCUV”.

ITEM 6. EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

EXHIBIT

NUMBER        DESCRIPTION

4 3.1	Articles of Incorporation. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on December 26, 2013.
3.2	Bylaws. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on December 26, 2013.
4.2	Subscription Agreement. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on December 26, 2013.
10.1	Consulting Agreement (President). Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on December 26, 2013.
10.2	Consulting Agreement (C.F.O.). Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on December 26, 2013.
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

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

Date: November 10, 2014

FOCUS UNIVERSAL INC.

By:	/s/ Tatyana Popova
Tatyana Popova
President, Chief Executive Officer (Principal Executive Officer) and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Focus Universal Inc. and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Tatyana Popova	President, C.E.O. and Director	November 10, 2014
Tatyana Popova
/s/ Elena Ignatenko	Treasurer, Secretary, C.F.O., Principal Accounting Officer, Principal Financial Officer and Director	November 10, 2014
Elena Ignatenko