Form 10-Q
period 2014-12-31
FOCUS UNIVERSAL INC.
filed 2015-03-05
CIK 1590418

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________________________________________________________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   December 31, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

______________________________________________________________________________________________

Commission File No. 333-193087

FOCUS UNIVERSAL INC.

 (Exact Name of Small Business Issuer as specified in its charter)

Nevada	46-3355876
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

8275 S. Eastern Ave., Ste. 200-674
Las Vegas, Nevada	89123
(Address of principal executive offices)	(zip code)

(917) 830-6517

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐    No ☒

As of March 5, 2015, registrant had outstanding 6,580,000 shares of the registrant's common stock at a par value of $0.001 per share.

FORM 10-Q

FOCUS UNIVERSAL INC.

2

PART I FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to FOCUS UNIVERSAL INC.

ITEM 1. FINANCIAL STATEMENTS

FOCUS UNIVERSAL INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED DECEMBER 31, 2014 AND 2013,

AND FOR THE PERIOD FROM INCEPTION (DECEMBER 4, 2012) TO DECEMBER 31, 2014

(Unaudited)

Index to the Financial Statements

Contents	Page

Condensed Balance Sheets at December 31, 2014 (unaudited) and March 31,2014	F-1

Condensed Statements of Operations for the Three and Nine Month Periods Ended December 31, 2014 and 2013 and for the Period from December 4, 2012 (Inception) through December 31, 2014 (unaudited)	F-2

Condensed Statement of Changes in Stockholders’ Equity (Deficit) for the Period from December 4, 2012 (Inception) through December 31, 2014 (unaudited)	F-3

Condensed Statements of Cash Flows for the Nine Month Periods Ended December 31, 2014 and 2013 and the Period from December 4, 2012 (Inception) through December 31, 2014 (unaudited)	F-4

Notes to the Condensed Financial Statements (unaudited)	F-5

3

FOCUS UNIVERSAL INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

	December 31,	March 31,
	2014	2014
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$136	$7,408
Prepaid expenses	6,846	308
Total current assets	6,982	7,716

Total Assets	$6,982	$7,716

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued liabilities	$225	$17,170
Accounts payable - related parties	–	6,400
Total current liabilities	225	23,570

Total Liabilities	225	23,570

Commitments and Contingencies

Stockholders' Equity (Deficit):
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 6,580,000, and 4,000,000 shares issued and outstanding as of December 31, 2014 (unaudited) and March 31, 2014, respectively	6,580	4,000
Common stock subscription	–	3,000
Additional paid-in capital	71,801	–
Deficit accumulated during the development stage	(71,624)	(22,854)
Total stockholders' equity (deficit)	6,757	(15,854)

Total Liabilities and Stockholder’s Equity (Deficit)	$6,982	$7,716

See Accompanying Notes to Condensed Unaudited Financial Statements

FOCUS UNIVERSAL INC.

CONDENSED STATEMENTS OF OPERATIONS

(A DEVELOPMENT STAGE COMPANY)

	Three Months Ended December 31, 2014 (Unaudited)	Three Months Ended December 31, 2013 (Unaudited)	Nine Months Ended December 31, 2014 (Unaudited)	Nine Months Ended December 31, 2013 (Unaudited)	Cumulative From Inception (December 4, 2012) Through December 31, 2014 (Unaudited)

Revenue	$–	$4,375	$20,150	$11,875	$36,050
Cost of revenue	–	–	9,000	5,000	14,000
Gross profit	–	4,375	11,150	6,875	22,050

Operating Expenses:
Compensation - officers	3,000	3,000	9,000	3,400	15,400
General and administrative	7,689	2,374	34,420	3,070	48,224
Professional fees	1,000	3,000	16,500	6,000	30,050
Total operating expenses	11,689	8,374	59,920	12,470	92,674

Income (Loss) from Operations	(11,689)	(3,999)	(48,770)	(5,595)	(71,624)
Income tax provision	–	–	–	–	–
Net Loss	$(11,689)	$(3,999)	$(48,770)	$(5,595)	$(71,624)

Net Loss Per Common Share:
Basic and Diluted	$(0.00)*	$(0.00)*	$(0.00)*	$(0.01)
Weighted Average Number of Common Shares Outstanding - Basic and Diluted	6,580,000	4,000,000	6,494,545	1,347,826

* denotes a loss of less than $(0.01) per share

See Accompanying Notes to Condensed Unaudited Financial Statements

FOCUS UNIVERSAL INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM INCEPTION (DECEMBER 4, 2012)

THROUGH DECEMBER 31, 2014

	Common stock		Common Stock	Additional Paid-In	Deficit Accumulated During Development
Description	Shares	Amount	Subscription	Capital	Stage	Total
Balance at Inception (December 4, 2012) (Audited)	–	$–	$–	$–	$–	$–
Net loss for the period	–	–	–	–	(2,348)	(2,348)
Balance – March 31, 2013 – (Audited)	–	–	–	–	(2,348)	(2,348)

Common stock issued for cash at $0.001 per share	4,000,000	4,000	–	–	–	4,000
Common stock subscription at $0.0125 per share	–	–	3,000	–	–	3,000
Net loss for the year	–	–	–	–	(20,506)	(20,506)
Balance – March 31, 2014 – (Audited)	4,000,000	4,000	3,000	–	(22,854)	(15,854)

Common stock issued for cash at $0.0125 per share	2,580,000	2,580	–	29,670	–	32,250
Common stock subscription at $0.0125 per share	–	–	(3,000)	–	–	(3,000)
Forgiveness of advances from former stockholders and accrued compensation - officers	–	–	–	42,131	–	42,131
Net loss for the period	–	–	–	–	(48,770)	(48,770)
Balance – December 31, 2014 – (Unaudited)	6,580,000	$6,580	$–	$71,801	$(71,624)	$6,757

See Accompanying Notes to Condensed Unaudited Financial Statements

FOCUS UNIVERSAL INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended December 31,2014 (Unaudited)	Nine Months Ended December 31, 2013 (Unaudited)	Cumulative From Inception (December 4, 2012) Through December 31, 2014 (Unaudited)
Operating Activities:
Net Loss	$(48,770)	$(5,595)	$(71,624)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in Operating Assets and Liabilities	–	–	–
Prepaid expenses	(6,538)	(2,679)	(6,846)
Accounts payable and accrued liabilities	(16,945)	6,560	225
Accounts payable - related party	9,000	3,052	15,400
Net Cash Provided By (Used in) Operating Activities	(63,253)	1,338	(62,845)

Investing Activities:
Net Cash Provided by (Used in) Investing Activities	–	–	–

Financing Activities:
Proceeds from sale of common stock	29,250	4,000	36,250
Advances-related party	26,731	–	26,731
Net Cash Provided by Financing Activities	55,981	4,000	62,981

Net Change in Cash	(7,272)	5,338	136

Cash - Beginning of Period	7,408	–	–

Cash - End of Period	$136	$5,338	$136

Non Cash Financing and Investing Activities:
Forgiveness of debt from former stockholder and officer – accrued compensation	$15,400	$–	$15,400
Forgiveness of debt from former stockholder and officer – advances from stockholder	$26,731	$–	$26,731

Supplemental Disclosures
Cash paid for interest	$–	$–	$–
Cash paid for income taxes	$–	$–	$–

See Accompanying Notes to Condensed Unaudited Financial Statements

FOCUS UNIVERSAL INC.

(A DEVELOPMENT STAGE COMPANY)

FOR THE THREE AND NINE MONTH PERIODS ENDED DECEMBER 31, 2014 AND 2013,

AND FOR THE PERIOD FROM INCEPTION (DECEMBER 4, 2012) TO DECEMBER 31, 2014

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

Change in Control

On December 29, 2014, Xu Tang and Desheng Wang, two non-affiliate persons, acquired 5,970,000 shares of the Company’s Common Stock from the Company’s shareholders. This represents over 90% of the Company’s outstanding common stock and therefore represents a change in control of the Company’s ownership.

Effective as of December 29, 2014, Ms. Popova resigned as Chief Executive Officer and President of the Company and Ms. Ignatenko resigned as Treasurer, Secretary, Chief Financial Officer, principal accounting officer, and principal financial officer of the Company. Upon such resignations, Desheng Wang was appointed as the Chief Executive Officer and Secretary of the Company, Xu Tang was appointed as the President of the Company, Yan Chen was appointed as the Senior Vice President, and Messrs. Wang, Tang, and Chen accepted such appointments.

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

FOCUS UNIVERSAL INC.

(A DEVELOPMENT STAGE COMPANY)

FOR THE THREE AND NINE MONTH PERIODS ENDED DECEMBER 31, 2014 AND 2013,

AND FOR THE PERIOD FROM INCEPTION (DECEMBER 4, 2012) TO DECEMBER 31, 2014

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

FOCUS UNIVERSAL INC.

(A DEVELOPMENT STAGE COMPANY)

FOR THE THREE AND NINE MONTH PERIODS ENDED DECEMBER 31, 2014 AND 2013,

AND FOR THE PERIOD FROM INCEPTION (DECEMBER 4, 2012) TO DECEMBER 31, 2014

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

FOCUS UNIVERSAL INC.

(A DEVELOPMENT STAGE COMPANY)

FOR THE THREE AND NINE MONTH PERIODS ENDED DECEMBER 31, 2014 AND 2013,

AND FOR THE PERIOD FROM INCEPTION (DECEMBER 4, 2012) TO DECEMBER 31, 2014

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

FOCUS UNIVERSAL INC.

(A DEVELOPMENT STAGE COMPANY)

FOR THE THREE AND NINE MONTH PERIODS ENDED DECEMBER 31, 2014 AND 2013,

AND FOR THE PERIOD FROM INCEPTION (DECEMBER 4, 2012) TO DECEMBER 31, 2014

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no unrecognized tax liabilities or benefits in accordance with the provisions of Section 740-10-25 at December 31, 2014 and March 31, 2014.

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

There were no potentially dilutive debt or equity instruments issued and outstanding at any time during the three and nine-month periods ended December 31, 2014 or 2013.

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

FOCUS UNIVERSAL INC.

(A DEVELOPMENT STAGE COMPANY)

FOR THE THREE AND NINE MONTH PERIODS ENDED DECEMBER 31, 2014 AND 2013,

AND FOR THE PERIOD FROM INCEPTION (DECEMBER 4, 2012) TO DECEMBER 31, 2014

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage at December 31, 2014 and March 31, 2014 of $71,624 and $22,854, respectively, and a net loss for the period from December 4, 2012 (Inception) through December 31, 2014 of $71,624. These factors raise substantial doubt about the Company’s ability to continue as a going concern. While the Company is attempting to generate sufficient revenues, the Company’s cash position may not be sufficient enough to support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering.

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

Note 4 – Related Party Transactions

Consulting services from former President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer

Consulting services provided by the former President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer for the three and nine months ended December 31, 2014 and 2013 were as follows:

	For the Three Months Ended December 31, 2014	For the Three Months Ended December 31, 2013	For the Nine Months Ended December 31, 2014	For the Nine Months Ended December 31, 2013

President, Chief Executive Officer	$1,500	$1,500	$4,500	$1,700
Chief Financial Officer, Secretary and Treasurer	1,500	1,500	4,500	1,700
	$3,000	$3,000	$9,000	$3,400

FOCUS UNIVERSAL INC.

(A DEVELOPMENT STAGE COMPANY)

FOR THE THREE AND NINE MONTH PERIODS ENDED DECEMBER 31, 2014 AND 2013,

AND FOR THE PERIOD FROM INCEPTION (DECEMBER 4, 2012) TO DECEMBER 31, 2014

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

Effective as of December 29, 2014, Ms. Popova resigned as Chief Executive Officer and President of the Company and Ms. Ignatenko resigned as Treasurer, Secretary, Chief Financial Officer, principal accounting officer, and principal financial officer of the Company following change of control.

Advances from Former Stockholders

From time to time, the former officers and stockholders of the Company provided advances to the Company for its working capital purposes. Those advances bore no interest and were due on demand.

The former officers of the Company advanced $26,731 to the Company for the period from April 1, 2014 through December 29, 2014, the date of change in control and the Company did not make any repayment toward these advances.

Forgiveness of Advances from Former Stockholders and Accrued Compensation – Former Officers

On December 29, 2014, pursuant to the terms of the Stock Purchase Agreements, the former officers and stockholders forgave advances of $26,731 and accrued compensation of $15,400, respectively or $42,131 in aggregate. This amount was recorded as contributions to capital and recognized in additional paid in capital.

Note 5 – Stockholders’ Equity (Deficit)

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

As at March 31, 2014 the Company received $3,000 in common stock subscription funds. The Company completed the sale of 2,580,000 shares of common stock at $0.0125 per share for total proceeds of $32,250 during the nine months ended December 31, 2014.

As at December 31, 2014 we had 6,580,000 shares of common stock issued and outstanding.

Additional Paid in Capital

On December 29, 2014, pursuant to the terms of the Stock Purchase Agreements, the former officers and stockholders forgave advances of $26,731 and accrued compensation of $15,400, respectively or $42,131 in aggregate. This amount was recorded as contributions to capital and recognized in additional paid in capital.

Note 6 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued on March 3, 2015 to determine if they must be reported. The Management of the Company determined that other than as disclosed above, there were no reportable subsequent events to be disclosed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included in, Item 1 in this Quarterly Report on Form 10-Q. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements.

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates", variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth herein and in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly the Report on Form 10-K, Form 10-Q and any Current Reports on Form 8-K.

Narrative Description of the Business

Focus Universal Inc. (“the Company”, “we”, “us” or “our”) is an online marketing, advertising and design provider. We generate our revenue from providing services that include marketing, advertising and website design to small and medium sized businesses. To date, we have focused on providing one-off services, such as development of a fully functioning website or creation of a marketing strategy plan, to small business clients. Through the engagement of MorePro Marketing, Inc., we plan to expand our service offerings to include subscription-based service packages.

Our current services include:

Marketing

We offer a wide variety of online marketing service to meet our clients’ needs. Our services include: email marketing; search engine optimization; network affiliate marketing; pay per click campaign management; content creation; conversion rate optimization and social media marketing.

Paid Search Advertising

Paid search advertising refers to search engine advertising such as Google AdWords, Yahoo! and Bing pay-per-click search programs. These sponsored search advertisements are targeted to match key search terms (called keywords) entered on search engines. We help our clients manage their search campaigns by:

•	Selecting targeted keywords and monitoring their effectiveness.
•	Creating relevant ad text that is likely to convert leads into new clients.
•	Structuring and optimizing campaigns for better performance and maximum results.
•	Providing monthly client reporting to communicate the strategies we’ve implemented and recommendations for future improvement.
•	Developing and researching possible new avenues of online marketing to build the new client base.
•	Conducting Audits to reduce spending on irrelevant keywords.
•	Analyzing pay-per-click accounts through reviewing keyword match types, keyword and ad conversions, keyword siloing, ad copy and landing page synchronization, and budget and bid congruency.

Social and Viral Marketing Campaigns

We help companies create innovative and interactive online campaigns that build brand awareness.

Strategy

The foundation of an effective online strategy is based upon an intimate understanding of the offering, the business, and the company’s online objectives. Our strategic consulting services involve in-depth work with our clients to develop a comprehensive plan of action to meet their marketing needs for a specific amount of time. We work with clients to set objectives for each marketing campaign and use analytics to monitor the campaign’s effectiveness. Our marketing strategy planning services include: digital review; research and analysis, and campaign planning.

Social

We enable our customers to facilitate social media engagement with current and potential consumers. This involves utilizing the appeal of popular social networks such as Facebook, Twitter, and Pinterest. We generate content that is appropriate for social media use and is targeted to our clients' needs for audience engagement. This is used to increase company visibility and create social media interactions with their potential customers. These activities can also help improve our customers’ search engine rankings. Our social services include: social and viral marketing campaign creation and management; social media consulting; custom channel design and review; content generation; cross channel promotions.

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

Video Production/Marketing

We will assist our clients with video production services and online video marketing services. These services will include a proprietary video creation technique which allows these videos to be searched, stored, and marketed on multiple platform dynamics for web and mobile and distributed to websites through affiliate sites for consumer viewing.

Results of operations for the three months ended December 31, 2014 compared to the three months ended December 31, 2013.

Revenue, cost of sales and gross profit

Our gross revenue for the three months ended December 31, 2014, was $0, compared to $4,375 for the three months ended December 31, 2013. Our cost of revenues for the three months ended December 31, 2014, was $0 (December 31, 2013: $0) resulting in a gross profit of $0 for the three months ended December 31, 2014 (December 31, 2013: $4,375).

All of our revenues are derived from custom web design, development of online and social media strategy, advertising campaign planning and social media consulting. Our former officers and directors performed all the work for the reporting period, except web development. An independent third party contractor performed the web development for the majority of the reporting period. MorPro Marketing, Inc., our recently engaged third party contractor, will perform our entire Internet consulting services as well as create additional products and services we can offer to our clients. We do not have long-term contracts with any of our former clients and rely on signing new clients in order to generate additional revenues. Our new clients will have a minimum ninety (90) day contract that will automatically renew. If we will not be able to attract new clients we will be unable to generate revenue and our business will be harmed.

Operating Costs and Expenses

The major components of our operating expenses for the three months ended December 31, 2014 and 2013 are outlined in the table below:

	For the Three Months Ended December 31, 2014	For the Three Months Ended December 31, 2013	Increase (Decrease) $
Officer compensation	$3,000	$3,000	$0
General and administrative	7,689	2,374	5,315
Professional fees	1,000	3,000	(2,000)
Total operating expenses	$(11,689)	$(8,374)	$3,315

The increase in our operating costs for the three months ended December 31, 2014, compared to the same period in our fiscal 2013, was due to an increase in our corporate activities related to implementation of our business plan. General and administrative expenses of $7,689 incurred during the three months ended December 31, 2014 consisted of filing fees of $2,090 (December 31, 2013: $200), accounting fees of $1,500 (December 31, 2013: $0), transfer agent fees of $678 (December 31, 2013: $0), office expenses of $3,852 (December 31, 2013: $0), office rent of $409(December 31, 2013: $0), travel expenses of $1,298 (December 31, 2013: $0) and bank charges of $167(December 31, 2013: $0).

Consulting services provided by the President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer for the three-month period ended December 31, 2014 and 2013 were as follows:

	For the Three Months Ended December 31, 2014	For the Three Months Ended December 31, 2013

President, Chief Executive Officer	$1,500	$1,500
Chief Financial Officer, Secretary and Treasurer	1,500	1,500
	$3,000	$3,000

As at December 31, 2014 and March 31, 2014 the Company owed its directors and officers $15,400 and $6,400 respectively. These amounts represent unpaid consulting fees. On December 29, 2014, pursuant to the terms of the Stock Purchase Agreements, the former officers and stockholders forgave accrued compensation of $15,400. This amount was recorded as contributions to capital and recognized in additional paid in capital.

Results of operations for the nine months ended December 31, 2014 compared to the nine months ended December 31, 2013.

Revenue, cost of sales and gross profit

Our gross revenue for the nine months ended December 31, 2014, was $20,150, (December 31, 2013: $11,875). Our cost of revenues for the nine months ended December 31, 2014, was $9,000 (December 31, 2013: $5,000) resulting in a gross profit of $11,150 for the nine month ended December 31, 2014 (December 31, 2013: $6,875).

Operating Costs and Expenses

The major components of our operating expenses for the nine months ended December 31, 2014 and 2013 are outlined in the table below:

	For the Nine Months Ended December 31, 2014	For the Nine Months Ended December 31, 2013	Increase (Decrease)

Officer compensation	$9,000	$3,400	$5,600
General and administrative	34,420	3,070	31,350
Professional fees	16,500	6,000	10,500
Total operating expenses	$59,920	$12,470	$47,450

The increase in our operating costs for the nine months ended December 31, 2014, compared to the same period in our fiscal 2013, was due to an increase in our corporate activities related to implementation of our business.

Consulting services provided by the President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer for the nine-month period ended December 31, 2014 and 2013 were as follows:

	For the Nine Months Ended December 31, 2014	For the Nine Months Ended December 31, 2013

President, Chief Executive Officer	$4,500	$1,700
Chief Financial Officer, Secretary and Treasurer	4,500	1,700
	$9,000	$3,400

Liquidity and Capital Resources

Working Capital

	December 31, 2014	March 31, 2014

Current Assets	$6,982	$7,716
Current Liabilities	(225)	$(23,570)
Working Capital Deficiency	$6,757	$(15,854)

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

	Nine Months Ended December 31, 2014	Nine Months Ended December 31, 2013

Cash provided by (used in) operating activities	$(63,253)	$1,338
Cash provided by (used in) investing activities	–	–
Cash provided by financing activities	55,981	4,000
Net increase (decrease) in cash	$(7,272)	$5,338

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage at December 31, 2014 and March 31, 2014 of $71,624 and $22,854, respectively, and a net loss for the period from December 4, 2012 (Inception) through December 31, 2014 of $71,624. These factors raise substantial doubt about the Company’s ability to continue as a going concern. While the Company is attempting to generate sufficient revenues, the Company’s cash position may not be sufficient enough to support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering.

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

Cash Flows from Operating Activities

Our cash flows used in operating activities represent the most significant use of the funds we have generated from our financing activities. The major uses of our operating cash include funding general operating expenses (marketing, travel, legal and professional expenses, and office rent) and cost of revenues.

The net cash used in operating activities of $63,253 for the nine months ended December 31, 2014 was primarily the result of our net loss of $48,770, and changes in our operating assets and liabilities. These changes include an increase in prepaid expenses of $6,538, a reduction in accounts payable and accrued liabilities of $(16,945) and an increase in amounts due to related party of $9,000. The increase in prepaid expenses was due to the payment of $10,000 annual fees to OTC Markets Group Inc. that covers a period from September 1, 2014 to August 31, 2015. As of December 31, 2014 the Company expensed a portion of these fees for the months of October through December in the amount of $1,962.

The net cash generated by operating activities of $1,338 for the nine months ended December 31, 2013 was primarily the result of our net loss of $5,595, and changes in our operating assets and liabilities. These changes include an increase in accounts payable and accrued liabilities of $6,560 and in amounts due to related party of $3,052. The increase in accounts payable and accrued liabilities reflected the increase in our general operating expenses incurred during the nine months ended December 31, 2013 that remained unpaid at the end of the reporting period. The increase in amounts due to related party represent a portion of expenses incurred on behalf of the company by its officers that remained unpaid at the end of the quarter.

We expect that cash provided by (used in) operating activities may fluctuate in future periods as a result of a number of factors including fluctuations in our net revenues and operating results, utilization of new revenue streams, collection of accounts receivable, and timing of billings and payments.

Cash Flows from Investing Activities

We did not generate or use any cash from investing activities during the nine months ended December 31, 2014 and 2013.

Cash Flows from Financing Activities

During the year ended March 31, 2014, the Company’s Registration Statement on the Form S1 filed with the Securities and Exchange Commission was declared effective. As of March 31, 2014 the Company received $3,000 in common stock subscription funds. We completed the sale of 2,580,000 shares of common stock at $0.0125 per share for total proceeds of $32,250 and received the balance of $29,670 funds during the nine months ended December 31, 2014.

During the nine months ended December 31, 2013 the Company sold 4,000,000 shares of its common stock at par to its directors for $4,000 in cash.

Management expects to keep operating costs to a minimum until cash is available through financing or operating activities. Management plans to continue to seek, in addition to equity financing, other sources of financing (e.g. bank loan, line of credit, shareholder loan) on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. If we are unable to generate profits sufficient to cover our operating costs or unable to obtain additional funds for our working capital needs, we may need to cease or curtail operations. Furthermore, there is no assurance the net proceeds from any successful financing arrangement will be sufficient to cover cash requirements during the initial stages of the Company’s operations.

Recent Accounting Pronouncements

See Note 2 to the Financial Statements.

Off Balance Sheet Arrangements

As of December 31, 2014, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation SK.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a15(e) and 15d15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are currently no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

All shares sold during the nine months ended December 31, 2014 were sold pursuant to the Company’s Registration Statement on the Form S-1/A filed with the Securities and Exchange Commission and declared effective March 14, 2014.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three and nine-month periods ended December 31, 2014 or 2013.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

Our common stock has been quoted on the OTC Bulletin Board and on the OTC Link since July 31, 2014 under the symbol “FCUV”.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

The following financial information is filed as part of this report:

(a)	(1) FINANCIAL STATEMENTS

(2) SCHEDULES

(3) EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit Number	Description

3.1*	Articles of Incorporation

3.2*	Bylaws

4.2*	Subscription Agreement

4.2**	Stock Purchase Agreement

10.1**	Consulting Agreement with MorePro Marketing, Inc.

10.2	Consulting Agreement with Desheng Wang (President and CFO)

31.1	Certification of CEO pursuant to Sec. 302

31.2	Certification of CFO pursuant to Sec. 302

32.1	Certification of CEO pursuant to Sec. 906

32.2	Certification of CFO pursuant to Sec. 906

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

* Previously filed with Form S-1 Registration Statement on December 26, 2013.

** Previously filed with Current Report on Form 8-K filed with the Commission on January 5, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Focus Universal Inc.

Date: March 5, 2015	By:	/s/Desheng Wang Desheng Wang Chief Executive Officer

Date: March 5, 2015	By:	/s/Desheng Wang Desheng Wang Chief Financial Officer

