Form 10-K
period 2015-03-31
FOCUS UNIVERSAL INC.
filed 2015-07-28
CIK 1590418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

or

[_]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ___________________________

Commission file number 333-193087

FOCUS UNIVERSAL INC.

( Exact name of registrant as specified in its charter)

Nevada	46-3355876
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or organization)

8275 S. Eastern Ave., Ste. 200-674, Las Vegas, Nevada	89123
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (702) 724-2646

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock
$0.001 par value	None

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes [X ]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes [ X ]   No [   ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this From 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [   ]  No [ X ]

As of July 27, 2015, the date immediately preceding the filing of this Annual Report, the aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing price of the Over-The-Counter QB of $3.00 per share, at which the common equity was sold, was $1,830,000.

The number of shares outstanding of the registrant’s common stock, $0.01 par value, outstanding as of July 28, 2015: 6,580,000.

DOCUMENTS INCORPORATED BY REFERENCE

Articles of Incorporation, Bylaws, Subscription Agreement, are incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on December 26, 2013. Stock Purchase Agreement dated December 29, 2014 and the Consulting Agreement (MorePro Marketing, Inc.) is incorporated by reference to the 8-K filed on January 5, 2015 by the Company.

i

FOCUS UNIVERSAL INC.

FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for our future operations. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

•	the uncertainty of profitability based upon our history of losses;
•	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms to continue as going concern;
•	risks related to our international operations and currency exchange fluctuations; and
•	other risks and uncertainties related to our business plan and business strategy.

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

PART I

Item 1.    BUSINESS

Our Business

Focus Universal Inc. (“the Company”, “we”, “us” or “our”) currently conducts business through its website www.focusuniversal.com, and is an online marketing, advertising and design provider. On December 29, 2014, Xu Tang and Desheng Wang, two non-affiliates, acquired over 90% of the Company. That same date, the current officers and directors, Ms. Tatyana Popova resigned as Chief Executive Officer and President of the Company and Ms. Elena Ignatenko resigned as Treasurer, Secretary, Chief Financial Officer, principal accounting officer, and principal financial officer of the Company. Upon such resignations, Desheng Wang was appointed as the Chief Executive Officer and Secretary of the Company, Xu Tang was appointed as the President of the Company, Yan Chen was appointed as the Senior Vice President, and Messrs. Wang, Tang, and Chen accepted such appointments.

We generate our revenue from providing services that include marketing, advertising and website design to small and medium sized businesses. To date, we have focused on providing one-off services, such as development of a fully functioning website or creation of a marketing strategy plan, to small business clients. Through the engagement of MorePro Marketing, Inc., we plan to expand our service offerings to include subscription-based service packages. We have leased a warehouse in Los Angeles County, California. It is anticipated that we will use the warehouse space to both relocate our headquarters to the Los Angeles area and to expand our existing operations and grow the Company. In order to find growth opportunities, we intend to engage management consultants to identify growth opportunity strategies through acquisition of existing internet marketing businesses or acquisitions of unrelated businesses whose business model depends on growth through successful internet marketing which will allow us to fully leverage our internet marketing campaigns. The Company has not yet engaged management consultants. If we do eventually acquire a company, or a company’s assets (such as a client list from a search engine optimization firm) then we anticipate that we will be required to hire a substantial number of new employees in order to continue to develop and pursue our own business model, as well as new personnel to adequately staff any related businesses. It is possible that the management consultants will recommend we sublease part or all of the warehouse space, in which case we will aggressively look for sublease opportunities.

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

Employees

As of the date of this Annual Report we have three part-time employees, the Company’s officers, our President Xu Tang, our Chief Executive Officer and Secretary Desheng Wang, and our Senior Vice President Yan Chen. Our officers and directors are responsible for planning, developing and operational duties, and will continue to do so throughout the early stages of our growth.

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

We were incorporated on December 4, 2012, and as of March 31, 2015 have realized $36,050 in revenues, incurred $15,700 in cost of revenue and $127,545 in operating costs since inception (December 4, 2012). As of March 31, 2015, we had deficit accumulated during the development stage of $107,195. We have a limited operating history upon which an evaluation of our future success or failure can be made. Based upon current plans, we expect to continue generating revenues. However, our revenues may not be sufficient to cover our operating costs.  We cannot guarantee that we will be successful in generating significant revenues in the future.  Failure to achieve a sustainable sales level will cause us to go out of business.

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

We depend on key personnel and third party consulting firm MorePro Marketing, Inc.

Our future success will depend in part on the continued service of key personnel, particularly, Desheng Wang our Chief Executive Officer, our President Xu Tang, and our Senior Vice President Yan Chen.

We have entered into a consulting agreement with a third party internet marketing consultant, MorePro Marketing, Inc. This contract is a six-month contract at which point either party can terminate with a thirty (30) day advance written notice. If any of our directors and officers will choose to leave the company, we will face significant difficulties in attracting potential candidates for replacement of our key personnel due to our limited financial resources and operating history. In addition, the loss of any key employees or the inability to attract or retain qualified personnel could delay our plan of operations and harm our ability to provide services to our current customers and harm the market’s perception of us.

Some of our officers and directors live outside the United States, making it difficult for an investor to enforce liabilities in foreign jurisdictions.

We are a Nevada corporation and, as such, are subject to the jurisdiction of the State of Nevada and the United States courts for purposes of any lawsuit, action or proceeding by investors herein.  An investor would have the ability to effect service of process in any action on the company within the United States.  However, since Mr. Tang, an officer and director, resides outside the United States, substantially all or a portion of his assets are located outside the United States.  As a result, it may not be possible for investors to:

•	effect service of process within the United States against your non-U.S. resident officers or directors;
•	enforce U.S. court judgments based upon the civil liability provisions of the U.S. federal securities laws against any of the above referenced foreign persons in the United States;
•	enforce in foreign courts U.S. court judgments based on the civil liability provisions of the U.S. federal securities laws against the above foreign persons; and
•	bring an original action in foreign courts to enforce liabilities based upon the U.S. federal securities laws against the above foreign persons.

The lack of public company experience of our management team could adversely impact our ability to comply with the reporting requirements of U.S. securities laws.

Mr. Tang, Mr. Wang and Mr. Chen lack public company experience, which could impair our ability to comply with legal and regulatory requirements such as those imposed by Sarbanes-Oxley Act of 2002. Our CEO and CFO have never been responsible for managing a publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our ability to comply with the reporting requirements of the Securities Exchange Act of 1934, as amended, which is necessary to maintain our public company status. If we were to fail to fulfill those obligations, our ability to continue as a U.S. public company would be in jeopardy in which event you could lose your entire investment in our company.

Our officers, directors, consultants and advisors are involved in other businesses and not obligated to commit their time and attention exclusively to our business and therefore they may encounter conflicts of interest with respect to the allocation of time and business opportunities between our operations and those of other businesses.

Our directors are currently involved in other businesses and not obligated to commit their time and attention exclusively to our business and, accordingly, they may encounter conflicts of interest in allocating their own time, or any business opportunities that they may encounter, between our operations and those of other businesses. Currently, Xu Tang, our President, and Chief Executive Officer Desheng Wang, and our Senior Vice President Yan Chen each commit between 5 and 30 hours per week of their time to our business in their capacities as officers and directors. Nevertheless, if the execution of our business plan demands more time than is currently committed by any of our officers, directors, consultants or advisors, they will be under no obligation to commit such additional time, and their failure to do so may adversely affect our ability to carry on our business and successfully execute our business plan.

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

We have concluded that our internal control over financial reporting was not effective as of March 31, 2015. A material weakness in our internal controls could have a material adverse effect on us.

Effective internal controls are necessary for us to provide reasonable assurance with respect to our financial reports and to effectively prevent fraud. If we cannot provide reasonable assurance with respect to our financial reports and effectively prevent fraud, our reputation and operating results could be harmed. Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Further, the complexities of our quarter- and year-end closing processes increase the risk that a weakness in internal controls over financial reporting may go undetected. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

For a discussion of our internal control over financial reporting and a description of the identified material weakness, see “Management’s Report on Internal Control Over Financial Reporting” included in Item 9A of this Report. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

A material weakness in our internal control over financial reporting could adversely impact our ability to provide timely and accurate financial information. We plan to implement a number of remediation steps to address the material weakness as described in Item 9A of this Report. If we are unsuccessful in implementing or following our remediation plan, we may not be able to timely or accurately report our financial condition, results of operations or cash flows or maintain effective disclosure controls and procedures. If we are unable to report financial information timely and accurately or to maintain effective disclosure controls and procedures, we could be subject to, among other things, regulatory or enforcement actions by the SEC, any one of which could adversely affect our business prospects.

We currently have identified material deficiencies in our internal control over financial reporting that, if not corrected, could result in material misstatements of our financial statements.

In connection with the audit of our financial statements as of and for the year ended March 31, 2015, we identified material deficiencies in our internal control over financial reporting and a general understanding of U.S. GAAP. As such, there is a reasonable possibility that a misstatement of our financial statements will not be prevented or detected on a timely basis.

As we have thus far not needed to comply with Section 404 of the Sarbanes-Oxley Act, neither we nor our independent registered public accounting firm has performed an evaluation of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. In light of the deficiency, we believe that it is possible that certain control deficiencies may have been identified if such an evaluation had been performed.

We are working to remediate the material weaknesses. We have taken steps to enhance our internal control environment and plan to take additional steps to remediate the material weaknesses. Specifically:

•	We have hired additional outside consultants and qualified personnel in our accounting department, and plan to add an additional experienced accountant. We will continue to evaluate the structure of the finance organization and add resources as needed;

•	we are implementing additional internal reporting procedures, including those designed to add depth to our review processes and improve our segregation of duties;

•	we are updating our systems so that we may collect the necessary information to enable us to more effectively monitor and comply with applicable filing requirements on a timely basis;

•	we are in the process of documenting, assessing and testing our internal control over financial reporting as part of our efforts to comply with Section 404 of the Sarbanes-Oxley Act.

Although we plan to complete this remediation process as quickly as possible, we cannot at this time estimate how long it will take, and our efforts may not be successful in remediating this deficiency. In addition, we will incur additional costs in improving our internal control over financial reporting. If we are unable to successfully remediate these material weaknesses or if we identify additional material weaknesses, we may not detect errors on a timely basis. This could harm our operating results, cause us to fail to meet our SEC reporting obligations or OTC Markets listing requirements on a timely basis, adversely affect our reputation, cause our stock price to decline or result in inaccurate financial reporting or material misstatements in our annual or interim financial statements.

We do not have a majority of independent directors on our Board and the Company has not voluntarily implemented various corporate governance measures, in the absence of which stockholders may have more limited protections against interested director transactions, conflicts of interest and similar matters.

Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or the NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors’ independence, audit committee oversight, and the adoption of a code of ethics. We have not yet adopted any of these other corporate governance measures and since our securities are not yet listed on a national securities exchange, we are not required to do so. Our Board of Directors is comprised of three individuals, all of whom are also our executive officers. As a result, we do not have independent directors on our Board of Directors.

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

Because two of our Directors, who are also our sole promoters, own over 90% of our outstanding common stock they could make and control corporate decisions that may be disadvantageous to other minority shareholders.

Two of our Directors own over 90% of the outstanding shares of our common stock as of the date of this Offering. Accordingly, they have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets.  They also have the power to prevent or cause a change in control.  The interests of our directors may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

Our executive officers and directors collectively have the power to control our management and operations, and have a significant majority in voting power on all matters submitted to the stockholders of the company.

Management currently beneficially own a majority of our outstanding common stock. Consequently, management has the ability to influence control of the operations of the Company and, acting together, will have the ability to influence or control substantially all matters submitted to stockholders for approval, including:

•	Election of our board of directors;
•	Removal of directors;
•	Amendment to the Company’s Articles of Incorporation or Bylaws; and
•	Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination.

These stockholders have complete control over our affairs. Accordingly, this concentration of ownership by itself may have the effect of impeding a merger, consolidation, takeover or other business consolidation, or discouraging a potential acquirer from making a tender offer for the Common Stock.

You could be diluted from our future issuance of capital stock and derivative securities.

As of July 28, 2015, we had 6,580,000 shares of common stock outstanding and no shares of preferred stock outstanding. We are authorized to issue up to 75,000,000 shares of common stock and no shares of preferred stock. To the extent of such authorization, our Board of Directors will have the ability, without seeking stockholder approval, to issue additional shares of common stock or preferred stock in the future for such consideration as the Board of Directors may consider sufficient. The issuance of additional common stock or preferred stock in the future may reduce your proportionate ownership and voting power.

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

The Company is subject to the 15(d) reporting requirements under the Securities Exchange Act of 1934, which does not require a company to file all the same reports and information as fully reporting company.

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

There is a very limited public (trading) market for our common stock and; therefore, our investors may not be able to sell their shares.

Our common stock is listed on the over-the-counter exchange, and is thinly-traded. As a result, stockholders may be unable to liquidate their investments, or may encounter considerable delay in selling shares of our common stock. If an active trading market does develop, the market price of our common stock is likely to be highly volatile due to, among other things, the nature of our business and because we are a new public company with a limited operating history. Further, our shares are dominated by a few individual stockholders. The limited trading volume subjects the price of our common stock to manipulation by one or more stockholders and will significantly limit the number of shares that one can purchase or sell in a short period of time. The market price of our common stock may also fluctuate significantly in response to the following factors, most of which are beyond our control:

•	variations in our quarterly and annual operating results;
•	changes in general economic conditions;
•	changes in technologies favored by consumers;
•	price competition or pricing changes by us or our competitors; and
•	the addition or loss of key managerial and collaborative personnel.

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

Our common stock has not been widely traded, and the price of our common stock may fluctuate substantially.

To date, there has been a limited public market for shares of our common stock, with limited trading. An active public trading market may not develop or, if developed, may not be sustained. The current market price of our common stock and any possible subsequent listing on another larger securities exchange, if and when we are successful in doing so, will be affected by a number of factors, including those discussed above.

Future sales of our common stock by existing stockholders could cause our stock price to decline.

If our existing stockholders sell substantial amounts of our common stock in the public market, then the market price of our common stock could decrease significantly. The perception in the public market that our stockholders might sell shares of common stock also could depress the market price of our common stock. There are approximately 6,580,000 shares of our common stock outstanding, of which approximately 610,000 shares are currently freely tradable. We may in the future issue and register additional shares of our common stock that might be freely transferable at the time of such transaction.

A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

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

If our common stock is accepted for quotation on the OTC Bulletin Board, the application of the “Penny Stock” rules could adversely affect the market price of our common shares and increase your transaction costs to sell those shares.  The Securities and Exchange Commission has adopted Rule 3A51-1, which establishes the definition of a “Penny Stock,” for the purposes relevant to us, as any equity security that has market price of less than $5.00 per share or within an exercise price of less than $5.00 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt, Rule 15G-9 require:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and
•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and
•	make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and
•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

The recently enacted JOBS Act is intended to reduce the regulatory burden on "emerging growth companies". Focus Universal meets the definition of an "emerging growth company" and so long as it qualifies as an "emerging growth company," it will not be required to:

•	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;
•	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);
•	submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and
•	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

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

Item 2.        PROPERTIES

We pay $129 per month in rent on a monthly basis for our office suite.

We have also entered into a two-year Lease Agreement in a multi-tenant warehouse facility in Los Angeles County whereby we pay $7,699 per month starting on April 20, 2015 to April 30, 2017. On May 1, 2016 the monthly lease payment will increase to $7,930 per month.

Item 3.        LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

Item 4.        MINE SAFETY DISCLOSURES

Not applicable to our Company.

PART II

Item 5.       MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

On September 23, 2014, our common stock was verified for trading on OTCQB under the trading symbol FCUV. Prior to that time, there was no public market for our stock. The following table sets forth for the indicated periods the high and low intra-day sales price per share for our common stock on the OTCQB for the third and fourth quarter of 2014 and for the first quarter of 2015.

	2014
	High	Low
2013: Third Quarter	$0.01	$0.01
2014: Fourth Quarter	$0.05	$0.01
2015: First Quarter	$2.00	$0.05

Holders.

As of July 28, 2015, there were 33 record holders (including our two directors) of 6,580,000 shares of the Company's common stock.

Dividends.

The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent sales of unregistered securities.

On September 30, 2013 we completed an offering of 4,000,000 shares of our common stock at a price of $0.001 per share to our former Directors Tatyana Popova (2,000,000), and Elena Ignatenko (2,000,000). The total amount received from this Offering was $4,000.  We completed this offering pursuant to Regulation S of the Securities Act.

The offer and sale of all shares of our common stock listed above were affected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Regulation S promulgated under the Securities Act.

The investor acknowledged the following: subscriber is not a United States Person, nor is the subscriber acquiring the shares directly or indirectly for the account or benefit of a United States Person. None of the funds used by the subscriber to purchase the units have been obtained from United States Persons. For purposes of the Subscription Agreement, “United States Person” within the meaning of U.S. tax laws, means a citizen or resident of the United States, any former U.S. citizen subject to Section 877 of the Internal Revenue Code, any corporation, or partnership organized or existing under the laws of the United States of America or any state, jurisdiction, territory or possession thereof and any estate or trust the income of which is subject to U.S. federal income tax irrespective of its source, and within the meaning of U.S. securities laws, as defined in Rule 902(o) of Regulation S, means: (i) any natural person resident in the United States; (ii) any partnership or corporation organized or incorporated under the laws of the United States; (iii) any estate of which any executor or administrator is a U.S. person; (iv) any trust of which any trustee is a U.S. person; (v) any agency or branch of a foreign entity located in the United States; (vi) any non-discretionary account or similar account (other than an estate or trust) held by a dealer or other fiduciary for the benefit or account of a U.S. person; (vii) any discretionary account or similar account (other than an estate or trust) held by a dealer or other fiduciary organized, incorporated, or (if an individual) resident in the United States; and (viii) any partnership or corporation if organized under the laws of any foreign jurisdiction, and formed by a U.S. person principally for the purpose of investing in securities not registered under the Securities Act, unless it is organized or incorporated, and owned, by accredited investors (as defined in Rule 501(a)) who are not natural persons, estates or trusts. Since that time we have had no sales of unregistered securities.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended March 31, 2015, 2014 or the period from December 4, 2012 (inception) to March 31, 2013.

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

Results of Operations

For the year ended March 31, 2015 compared to the year from March 31, 2014

Revenue, cost of sales and gross profit

Our gross revenues from online marketing and consulting services for the years ended March 31, 2015 and, 2014 were $20,150 and $15,900, respectively. Our cost of revenues for the years ended March 31, 2015 and 2014 were $10,700 and $5,000, respectively resulting in a gross profit of $9,450 for the year ended March 31, 2015 and $10,900 for the year ended March 31, 2014.

All of our revenues are derived from custom web design, development of online and social media strategy, advertising campaign planning and social media consulting.

All the work representing our cost of revenue, except web development, was performed by our former officers and directors until the first quarter of 2015 at which point the work was performed by our third party consulting firm MorePro Marketing, Inc. An independent third party contractor performed the web development. As a consequence of this use of MorePro Marketing, Inc. during the year ended March 31, 2015, our gross margin fell from 69% during the year ended March 31, 2014 to 47% during the year ended March 31, 2015.

Operating Expenses

The major components of our operating expenses for the year ended March 31, 2015 are outlined in the table below:

	Year Ended March 31, 2015	Year Ended March 31, 2014	Increase (Decrease) ($)

General and administrative	$40,506	$13,456	27,050
Compensation – officers	9,000	6,400	2,600
Professional fees	44,285	11,550	32,735
	$93,791	$31,406	62,385

The increase in our operating costs in our fiscal 2015, compared to our fiscal 2014, was due to an increase in our corporate activities, an increase in expenses related to implementation of our business plan and an increase in professional fees associated with preparation of our annual and quarterly filings with U.S. Securities and Exchange Commission

General and administrative expenses of $40,506 (March 31, 2014: $13,456) represented consulting fees of $10,000 (March 31, 2014: $7,500), stock transfer agent fees of $14,212 (March 31, 2014: $0), office rent of $1,665 (March 31, 2014: $389), and filing fees of $8,176 (March 31, 2014: $4,640).

Until December 29, 2014, the President of the Company provided management consulting services to the Company. During the year ended March 31, 2015, management consulting services of $4,500 (March 31, 2014: $3,200) were charged to operations.

Professional fees represent audit and accounting fees of $12,000 (March 31, 2014: $6,500) and legal fees of $27,785 (March 31, 2014: $5,050).

Net Losses

During the years ended March 31, 2015 and 2014, we incurred net losses of $84,341 and $20,506, respectively, due to the factors discussed above.

Liquidity and Capital Resources

Working Capital

	As of March 31, 2015	As of March 31, 2014

Current Assets	$89,870	$7,716
Current Liabilities	$(141,780)	$(23,570)
Working Capital Deficit	$(51,910)	$(15,854)

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

	For the Year Ended March 31, 2015	For the Year Ended March 31, 2014

Cash provided by (used in) operating activities	$(105,863)	$408
Cash used in investing activities	$–	$–
Cash provided by financing activities	$176,460	$7,000
Net increase in cash	$78,005	$7,408

We anticipate that for the next 12 months we will be generating cash from the same revenue stream and related revenue streams we are currently investigating. We believe that our cash generated from operations and cash on hand may not provide sufficient capital to fund our operations and meet our cash needs on a short term and long-term basis for the next twelve months. Consequently, we intend to finance our internal growth with cash on hand, cash provided from operations, borrowings, debt or equity offerings, or some combination thereof to expand our business so that we can meet our cash needs. For the year ended March 31, 2015, we borrowed $100,000 and $20,000 from a stockholder and an entity related by certain common management and control, respectively for working capital. In addition, we completed the sale of 2,580,000 shares of common stock at $0.0125 per share for total proceeds of $32,250, $29,250 of which was received during the year ended March 31, 2015.

As disclosed in Note 8 Subsequent Events to our financial statements below, on May 21, 2015, the Company issued a revolving demand promissory note to Perfecular, Inc., a related party owned and controlled by Desheng Wang, in the amount of $1,000,000 which will be used as operating capital and to engage management consultants who will help us identify potential growth opportunities to our existing business and present other strategic opportunities. We intend to investigate opportunities such as potentially acquiring other internet marketing companies, or their assets (i.e., client lists), as well as investigate the possibility of acquiring part or all of one or more companies whose sales will be greatly enhanced by robust internet marketing. As of the date of this filing, we have received $959,925 pursuant to this note.

Cash Flows from Operating Activities

Our net cash used in operating activities of $(105,863) for the year ended March 31, 2015 was primarily the result of our net loss of $84,341, a $11,557 increase in prepaid expenses and a $23,096 increase in rent deposits, partially offset for cash flow purposes by increase `in accounts payable and accrued liabilities of $4,131 and in amounts due to related parties of $9,000. The increase in accounts payable and accrued liabilities reflected the increase in our general operating expenses incurred during the year ended March 31, 2015 that remained unpaid at the end of the reporting period.

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

Cash Flows from Investing Activities

We neither generated nor used funds in investing activities during the years ended March 31, 2015 or 2014.

Cash Flows from Financing Activities

During the year ended March 31, 2015, we borrowed $100,000 and $20,000 from a current stockholder and an entity related by certain common management and control, respectively for working capital. In addition, we completed the sale of 2,580,000 shares of common stock at $0.0125 per share for total proceeds of $32,250, $29,250 of which was received during the year ended March 31, 2015. We also received $26,731 by way of advances from former shareholders and officers during the year ended March 31, 2015.

During the year ended March 31, 2014 the Company sold 4,000,000 shares of common stock at par to the Company Directors for $4,000 in cash and received $3,000 by way of common stock subscriptions in respect of stock sales completed during the year ended March 31, 2015.

During the year ended March 31, 2014, the Company’s Registration Statement on the Form S-1 filed with the Securities and Exchange Commission was declared effective. As at March 31, 2014 had the Company received $3,000 in common stock subscription funds although the offering was not closed until after the March 31, 2014 the year end.

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

As disclosed in Note 8 Subsequent Events to our financial statements below, on May 21, 2015, the Company issued a revolving demand promissory note to Perfecular, Inc., a related party owned and controlled by Desheng Wang, in the amount of $1,000,000 which will be used as operating capital and to engage management consultants who will help us identify potential growth opportunities to our existing business and present other strategic opportunities. We intend to investigate opportunities such as potentially acquiring other internet marketing companies, or their assets (i.e., client lists), as well as investigate the possibility of acquiring part or all of one or more companies whose sales will be greatly enhanced by robust internet marketing. As of the date of this filing, we have received $959,925 pursuant to this note.

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

Item 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FOCUS UNIVERSAL INC.

(A DEVELOPMENT STAGE COMPANY)

FOR THE YEARS ENDED MARCH 31, 2015 AND 2014,

AND FOR THE PERIOD FROM INCEPTION (DECEMBER 4, 2012) TO MARCH 31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Focus Universal Inc.

8275 S. Eastern Ave., Ste. 200-674

Las Vegas, NV 89123

We have audited the accompanying balance sheets of Focus Universal Inc. (a development stage company) as of March, 31 2015 and 2014 and the related statements of operations, changes in stockholders' deficit and cash flows for the years then ended and for the period from Inception (December 4, 2012) to March 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Focus Universal Inc. as of March 31, 2015 and 2014 and the related statements of operations and cash flows for the years then ended and for the period from Inception (December 4, 2012) to March 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered losses from operations since Inception (December 4, 2012) and currently does not have sufficient available funding to fully implement its business plan. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cutler & Co., LLC

Wheat Ridge, formerly Arvada, Colorado

July 28, 2015

9605 West 49th Ave. Suite 200 Wheat Ridge, Colorado 80033 ~ Phone 303-968-3281 ~ Fax 303-456-7488 ~ www.cutlercpas.com

FOCUS UNIVERSAL INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	March 31,	March 31,
	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$78,005	$7,408
Prepaid expenses	11,865	308
Total Current Assets	89,870	7,716

Other Assets:
Rent deposits	23,096	–

Total Assets	$112,966	$7,716

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$21,301	17,170
Accounts payable - related parties	–	6,400
Accrued interest payable - related party	479	–
Loan from related party	20,000	–
Loan from stockholder	100,000	–
Total Current Liabilities	141,780	23,570

Total Liabilities	141,780	23,570

Commitments and Contingencies

Stockholders' Deficit:
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 6,580,000 and 4,000,000 shares issued and outstanding as of March 31, 2015 and 2014, respectively	6,580	4,000
Common stock subscription	–	3,000
Additional paid-in capital	71,801	–
Deficit accumulated during the development stage	(107,195)	(22,854)
Total stockholders' deficit	(28,814)	(15,854)

Total Liabilities and Stockholders' Deficit:	$112,966	$7,716

See Accompanying Notes to Financial Statements

FOCUS UNIVERSAL INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	For the Year Ended March 31,	For the Year Ended March 31,	Cumulative From Inception (December 4, 2012) Through March 31,
	2015	2014	2015

Revenue	$20,150	$15,900	$36,050
Cost of revenue	10,700	5,000	15,700
Gross profit	9,450	10,900	20,350

Operating Expenses:
Compensation - officers	9,000	6,400	15,400
General and administrative	40,506	13,456	54,310
Professional fees	44,285	11,550	57,835
Total operating expenses	93,791	31,406	127,545

Loss from Operations	(84,341)	(20,506)	(107,195)

Income tax provision	–	–	–

Net Loss	$(84,341)	$(20,506)	$(107,195)

Net Loss Per Common Share:
Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	6,473,973	1,994,521

See Accompanying Notes to Financial Statements

FOCUS UNIVERSAL INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM INCEPTION (DECEMBER 4, 2012)

THROUGH MARCH 31, 2015

					Deficit
					Accumulated
			Common	Additional	During
	Common stock		Stock	Paid-In	Development
Description	Shares	Amount	Subscription	Capital	Stage	Total
Balance at Inception (December 4, 2012)	–	$–	$–	$–	$–	$–

Net loss for the period	–	–	–	–	(2,348)	(2,348)

Balance - March 31, 2013	–	–	–	–	(2,348)	(2,348)

Common stock issued for cash at $0.001 per share	4,000,000	4,000	–	–	–	4,000

Common stock subscription at $0.0125 per share	–	–	3,000	–	–	3,000

Net loss for the year	–	–	–	–	(20,506)	(20,506)

Balance - March 31, 2014	4,000,000	$4,000	$3,000	$–	$(22,854)	$(15,854)

Common stock issued for cash at $0.0125 per share	2,580,000	2,580	–	29,670	–	32,250

Common stock subscription at $0.0125 per share	–	–	(3,000)	–	–	(3,000)

Forgiveness of advances from former stockholders and accrued compensation officers	–	–	–	42,131	–	42,131

Net loss for the period	–	–	–	–	(84,341)	(84,341)

Balance - March 31, 2015	6,580,000	$6,580	$–	$71,801	$(107,195)	$(28,814)

See Accompanying Notes to Financial Statements

FOCUS UNIVERSAL INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	For the Year Ended March 31,	For the Year Ended March 31,	Cumulative From Inception (December 4, 2012) Through March 31,
	2015	2014	2015

Cash Flows From Operating Activities:
Net Loss	$(84,341)	$(20,506)	$(107,195)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in Operating Assets and Liabilities-
Prepaid expenses	(11,557)	(308)	(11,865)
Rent deposits	(23,096)	–	(23,096)
Accounts payable and accrued liabilities	4,131	15,170	21,301
Accounts payable - related party	9,000	6,052	15,400
Net Cash Flows Used In Operating Activities	(105,863)	408	(105,455)

Cash Flows from Investing Activities:	–	–	–
Net Cash Flows From (Used In) Investing Activities	–	–	–

Cash Flows from Financing Activities:
Accrued interest payable - related party	479	–	479
Proceeds from sale of common stock	29,250	4,000	33,250
Common stock subscription	–	3,000	3,000
Advances from stockholders	26,731	–	26,731
Loan from related party	20,000	–	20,000
Loan from stockholder	100,000	–	100,000
Net Cash Flows From Financing Activities	176,460	7,000	183,460

Net Change in Cash and Cash Equivalents	70,597	7,408	78,005

Cash and cash equivalents - Beginning of Period	7,408	–	–

Cash and cash equivalents - End of Period	$78,005	$7,408	$78,005

Supplemental Disclosures for Statement of Cash Flows:
Interest paid	$–	$–	$–
Income tax paid	$–	$–	$–

Supplemental Disclosures of Non-cash Investing and Financing Activities:
Forgiveness of debt from former stockholder and officer – accrued compensation	$15,400	$–	$15,400
Forgiveness of debt from former stockholder and officer – advances from stockholders	$26,731	$–	$26,731

See Accompanying Notes to Financial Statements

FOCUS UNIVERSAL INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2015 AND 2014

AND FOR THE PERIOD FROM INCEPTION (DECEMBER 4, 2012) TO MARCH 31, 2015

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

Note 2 - Summary of Significant Accounting Policies

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

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820- 10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements.

To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

•	Level 1: quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
•	Level 2: pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
•	Level 3: Pricing inputs that are generally observable inputs and not corroborated by market data.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash and cash equivalent, prepaid expenses, accounts payable and accrued expenses, approximate their fair value because of the short maturity of those instruments.

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

Cash and Cash Equivalents

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

Advertising costs

Advertising costs are expensed as incurred. The Company recorded no advertising costs during for the years ended March 31, 2015 and 2014.

Stock Based Compensation

The Company accounts for employee and non-employee stock awards under ASC 718, whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable.

No stock based compensation was issued or outstanding during the years ended March 31, 2015 or 2014.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no unrecognized tax liabilities or benefits in accordance with the provisions of Section 740-10-25 at March 31, 2015 and 2014.

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

There were no potentially dilutive debt or equity instruments issued and outstanding at any time during the years ended March 31, 2015 and 2014.

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

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage at March 31, 2015 and 2014 of $107,195 and $22,854, respectively, and a net loss for the period from December 4, 2012 (Inception) through March 31, 2015 of $107,195. These factors raise substantial doubt about the Company’s ability to continue as a going concern. While the Company is attempting to generate sufficient revenues to fund its ongoing operating expenses, the Company’s current cash position may not be sufficient enough to support the Company’s ongoing daily operations. Management intends to raise additional funds by way of a public or private offering.

Management believes that the actions presently being taken to further implement its business plan and generate increased revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate increased revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues to fund its ongoing operating expenses.

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

Note 4 – Related Party Transactions

Consulting services from President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer

Consulting services provided by the President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer for the years ended March 31, 2015 and 2014 and for the period from December 4, 2012 (Inception) to March 31, 2015 were as follows:

	For the Year Ended March 31, 2015	For the Year Ended March 31, 2014	For the Period From December 4, 2012 (Inception) to March 31, 2013

President, Chief Executive Officer	$4,500	$3,200	$7,700
Chief Financial Officer, Secretary and Treasurer	4,500	3,200	7,700
	$9,000	$6,400	$$15,400

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

Forgiveness of Advances from Former Stockholders and Accrued Compensation – Former Officers

On December 29, 2014, pursuant to the terms of the Stock Purchase Agreements, the former officers and stockholders forgave advances of $26,731 and accrued compensation of $15,400, respectively or $42,131 in aggregate. The gains arising on forgiveness of these liabilities were recorded as contributions to capital and accordingly recognized in additional paid in capital.

Loan from stockholder

On February 25, 2015, the Company borrowed $100,000 from a stockholder for working capital. The loan bears an interest rate of 5% annually. The loan is unsecured and due on demand. The outstanding balance was $100,000 at March 31, 2015, with accrued interest payable of $479 as of March 31, 2015.

Loan from related party

On February 1, 2015 the Company borrowed $20,000 from an entity related by certain common management and control. This loan is a demand loan payable upon the demand of the lender. The interest rate will accrue at 0.48% interest per annum and is unsecured. The outstanding balance for this loan was $20,000 at March 31, 2015. As disclosed in Note 8 Subsequent Events below, this loan was repaid in full subsequent to March 31, 2015 and before the issuance of these financial statements.

As further disclosed in Note 8 Subsequent Events below, on May 21, 2015, the Company issued a revolving demand promissory note to Perfecular, Inc., a related party owned and controlled by Desheng Wang, in the amount of $1,000,000 which will be used as operating capital and to engage management consultants who will help us identify potential growth opportunities to our existing business and present other strategic opportunities. We intend to investigate opportunities such as potentially acquiring other internet marketing companies, or their assets (i.e., client lists), as well as investigate the possibility of acquiring part or all of one or more companies whose sales will be greatly enhanced by robust internet marketing. As of the date of this filing, we have received $959,925 pursuant to this note.

Note 5 – Commitments and Contingencies

On March 31, 2015, we entered into a two-year industrial/commercial multi-tenant lease with P.G.A. Lawson Limited Partnership, whereby we leased a 9,745 square foot warehouse with a 2,415 square foot office space inside. The lease commences on April 20, 2015 and ends on April 30, 2017. We will pay $7,699 per month until May 1, 2016 when the rent increases by 3% to $7,930 per month. The warehouse is located at 829 Lawson Street in the City of Industry, California. The Company paid a $23,096 security deposit on March 31, 2015 pursuant to the agreement. The Company prepaid one month rent of $7,699 as of March 31, 2015 is included in prepaid expenses presented in the accompanying balance sheets.

Future minimum lease commitments are as follows:

March 31,	Amount
2016	$84,689
2017	94,929
2018	7,930
Thereafter	-

On December 29, 2014 we entered into a consulting agreement with Morepro Marketing, Inc., which was submitted to the Commission on January 5, 2015. Under the terms of this agreement, we agree to pay Morepro Marketing, Inc. a minimum of $625 per month, plus reimbursement of any expenses incurred by Morepro Marketing, Inc. There is a ninety-day minimum timeframe for each new client to cancel, after which either party can terminate after thirty days’ notice. We currently pay $625 per month, and will need to give at least thirty days’ notice if we choose to cancel their services.

Note 6 – Stockholders’ Deficit

Shares authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is seventy-five million (75,000,000) shares of common stock, par value $0.001 per share.

Common stock

On September 30, 2013, the Company sold 4,000,000 shares of its common stock at par to its directors for $4,000 in cash.

As at March 31, 2014 the Company received $3,000 in common stock subscription funds. The Company completed the sale of 2,580,000 shares of common stock at $0.0125 per share for total proceeds of $32,250 during the year ended March 31, 2015.

As of March 31, 2015 and 2014, the Company had 6,580,000 and $4,000,000 shares of common stock issued and outstanding, respectively.

Additional Paid in Capital

On December 29, 2014, pursuant to the terms of the Stock Purchase Agreements, the former officers and stockholders forgave advances of $26,731 and accrued compensation of $15,400, respectively or $42,131 in aggregate. The gains arising on forgiveness of these liabilities were recorded as contributions to capital and accordingly recognized in additional paid in capital.

Note 7 – Income Tax

Deferred Tax Assets

At March 31, 2015 and 2014, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $107,195 and $22,854, respectively that may be offset against future taxable income through 2034 and 2033, respectively.

No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of $12,651 and $3,428 as of March 31, 2015 and 2014, respectively was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance.

Components of deferred tax assets at March 31, 2015 and 2014 are as follows:

	For the Year Ended March 31, 2015	For the Year Ended March 31, 2014

Expected income tax benefit from NOL carry-forwards	$12,651	$3,428
Less: valuation allowance	(12,651)	(3,428)
Deferred tax assets, net of valuation allowance	$–	$–

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its reliability. The valuation allowance increased $9,223 and $3,076 during the year ended March 31, 2015 and 2014, respectively.

Income Tax Provision in the Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Year Ended March 31, 2015	For the Year Ended March 31, 2014

Federal statutory income tax rate	15.0%	15.0%
Change in valuation allowance on net operating loss carry-forwards	(15.0)%	(15.0)%
Effective income tax rate	0.00%	0.00%

Note 8 – Subsequent Events

Subsequent to March 31, 2015, the Company repaid a $20,000 loan to the related party.

On May 21, 2015, the Company issued a revolving demand promissory note to Perfecular, Inc., a related party owned and controlled by Desheng Wang, in the amount of $1,000,000 which will be used as operating capital and to engage management consultants who will help us identify potential growth opportunities to our existing business and present other strategic opportunities. We intend to investigate opportunities such as potentially acquiring other internet marketing companies, or their assets (i.e., client lists), as well as investigate the possibility of acquiring part or all of one or more companies whose sales will be greatly enhanced by robust internet marketing. As of the date of this filing, we have received $959,925 pursuant to this note.

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined there were no reportable subsequent events to be disclosed.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K (the "Evaluation Date"), concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Internal Controls

Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity's disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors or mistakes or intentional circumvention of the established process.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("1992 COSO Framework").

A material weakness is a deficiency or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Our management concluded we did not maintain effective controls over the Company’s financial reporting. This material weakness in our internal control over financial reporting, caused principally by inadequate staffing and technical expertise in key positions, resulted in the late-filing of this annual report and numerous adjustments being required to our financial statements and disclosure during the course of the audit process. Additionally, this control deficiency could result in future misstatements that could result in a material misstatement of the consolidated financial statements that would not be prevented or detected. Management has concluded that the identified control deficiency constitutes a material weakness.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the SEC that permit the company to provide only management's report on internal control in this annual report.

Background and Remediation Plan

Management has determined that its processes and procedures over accounting and financial reporting are not adequate. As a result, the Company plans to implement a number of steps to remediate the material weakness discussed above and improve its internal control over financial reporting. Specifically, the following are planned: hiring additional qualified accounting personnel; reviewing all areas of the accounting process; strengthening controls and improving the reporting tools and quality of data used in the analysis of disclosures to review activities relevant to the financial reporting process.

Management believes that the measures described above should remediate the material weakness identified and strengthen the Company’s internal control over financial reporting. As the Company continues to evaluate and improve its internal control over financial reporting, additional measures to remediate the material weakness or modifications to certain of the remediation procedures described above may be necessary. The Company expects to complete the required remedial actions during 2015.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers, directors and significant employees as of the date of this Report:

Name	Position
Xu Tang	President
Desheng Wang Yan Chen	Chief Executive Officer, and Secretary Senior Vice President

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

Biographical Information Regarding Officers and Directors

Xu Tang

Xu Tang was appointed as President effective as of December 29, 2014 and is a director nominee. Mr. Tang has extensive experience as a corporate executive, serving as manager of Beihai Company, a subsidiary of Guizhou Chemical Engineering Company from 1993-1996. Mr. Tang has served as president of both the Beijing Chinese Coal Internet Information Technologies LLC, and of the Australia Kaite Industrial Company. Mr. Tang graduated from the Guizhou College of Architecture in 1986.

Desheng Wang

Desheng Wang was appointed as Chief Executive Officer, Secretary, and is a director nominee effective as of December 29, 2014. Mr. Wang has over 20 years of professional experience in mobile technology. Mr. Wang earned his Bachelors degree from Hebei Normal University, Physics Department in 1985. In 1988, Mr. Wang earned his masters degree from Dalian Institute of Chemical Physics at the Chinese Academy of Science in 1988. Mr. Wang earned his Ph.D. in Chemistry at Emory University in 1994. Mr. Wang served as a senior research fellow at California Institute of Technology from 1994-2011. Over the last five years, Mr. Wang has served as president of Vitashower Corporation and as President of Perfecular Inc.

Yan Chen

Yan Chen was appointed as Senior Vice President effective as of December 29, 2014 and is a director nominee. Mr. Chen received two separate Bachelors of Science degrees in Computer Science—one at Zhongshan University in China in 1984 and one at Louisiana State University in the United States in 1989. Mr. Chen worked as a software engineer or manager at various companies, including Hewlett Packard for a total of 9 years after graduating from Louisiana State University. For the last 16 years, Mr. Chen has served as president of two technology companies, Green Intertech, Inc. and Portland Systems Corp.

Item 11:  EXECUTIVE COMPENSATION

Compensation of Officers

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during 2015, 2014 and 2013 awarded to, earned by or paid to our executive officers.

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
							Change in
							Pension
							Value &
							Non-quali-
						Non-Equity	fied
						Incentive	Deferred	All
						Plan	Compen-	Other
				Stock	Option	Compen-	sation	Compen-
Name and Principal		Salary	Bonus	Awards	Awards	sation	Earnings	sation	Totals
Position [1]	Year	($)*	($)	($)	($)	(S)	($)	($)	($)
Xu Tang	2015	0	0	0	0	0	0	0	0
Desheng Wang	2015	0	0	0	0	0	0	0	0
Yan Chen	2015	0	0	0	0	0	0	0	0
Tatyana Popova,	2015	0	0	0	0	0	0	4,500	4,500
Former President, CEO	2014	0	0	0	0	0	0	3,200	3,200
	2013	0	0	0	0	0	0	0	0
Elena Ignatenko	2015	0	0	0	0	0	0	4,500	4,500
Former CFO, Treasurer,	2014	0	0	0	0	0	0	3,200	3,200
Secretary	2013	0	0	0	0	0	0	0	0

Narrative Disclosure Requirement for Summary Compensation Table

Compensation

Historically, the compensation for our officers consisted of the payments made pursuant to the consulting agreements executed and previously filed with the Commission and incorporated herein by reference. For the year ended March 31, 2015, the annual compensation was $4,500 to each Tatyana Popova and Elena Ignatenko. This compared to the $3,200 they each received at year ended March 31, 2014. We have not provided our named executive officers with perquisites or other personal benefits. As of year-end March 31, 2015, the current officers have not yet formally or informally entered into compensation arrangements pursuant to services provided under consulting agreements or employment agreements.

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

Directors’ Compensation

The persons who served as members of our board of directors, including executive officers, did not receive any compensation for services as directors for 2015, 2014 and 2013.

Option Exercises and Stock Vested

We do not have a stock option plan in place; therefore, there were no options issued, outstanding, exercised, or stock issued or vested as compensation during the years ended March 31, 2015, 2014 and 2013.

Pension Benefits and Nonqualified Deferred Compensation

The Company does not maintain any qualified retirement plans or non-nonqualified deferred compensation plans for its employees or directors.

Executive Officer Outstanding Equity Awards at Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding as of March 31, 2015.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Xu Tang President	—	—	—	—	—	—	—	—	—
Desheng Wang CEO, CFO, Secretary	—	—	—	—	—	—	—	—	—
Yan Chen Senior Vice President	—	—	—	—	—	—	—	—	—

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 31, 2015: (i) by each of our directors, (ii) by each of the Named Executive Officers, (iii) by all of our executive officers and directors as a group, and (iv) by each person or entity known by us to beneficially own more than five percent (5%) of any class of our outstanding shares. As of March 31, 2015 there were 6,580,000 shares of our common stock outstanding:

Title of Class	Name of Beneficial Owner Directors and Officers:	Amount and Nature of Beneficial Ownership (1)	Percentage of Beneficial Ownership %

Common	Xu Tang, President and Director	3,260,000	49.54

Common	Desheng Wang, CEO, CFO, and Director	2,710,000	41.18

Common	All executive officers and directors as a group (2 persons)	5,970,000	90.7

(1)     Applicable percentage of ownership is based on 6,580,000 shares of common stock outstanding on March 31, 2015.

Percentage ownership is determined based on shares owned together with securities exercisable or convertible into shares of common stock within 60 days of March 31, 2015, for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of March 31, 2015, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.  Our common stock is our only issued and outstanding class of securities eligible to vote.

As of March 31, 2015 there were 5,970,000 shares of common stock outstanding owned by our officers and directors.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Consulting services provided by the President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer for the year ended March 31, 2015 and for the year ended March 31, 2014 were as follows:

	For the Year Ended March 31, 2015	For the Year Ended March 31, 2014

President	$4,500	$3,200-
Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer	4,500	3,200-
	$9,000	$6,400-

Accounts Payable – Related Parties

As at March 31, 2015, and March 31, 2014 the Company owed its directors and officers $0 and $6,400 respectively. These amounts represent unpaid consulting fees, respectively, incurred on behalf of the Company.

Loan from director

On February 25, 2015, the Company borrowed $100,000 from a director for working capital. The loan bears an interest rate of 5% annually. The loan is unsecured and due on demand. The outstanding balance was $100,000 at March 31, 2015, with accrued interest payable of $479 as of March 31, 2015.

Loan from related party

On February 1, 2015 the Company borrowed $20,000 from an entity related by certain common management and control. This loan is a demand loan payable upon the demand of the lender. The interest rate will accrue at 0.48% interest per annum and is unsecured. The outstanding balance for this loan was $20,000 at March 31, 2015. As disclosed in Note 8 Subsequent Events below, this loan was repaid in full subsequent to March 31, 2015 and before the issuance of these financial statements.

As further disclosed in Note 8 Subsequent Events below, on May 21, 2015, the Company issued a revolving demand promissory note to Perfecular, Inc., a related party owned and controlled by Desheng Wang, in the amount of $1,000,000 which will be used as operating capital and to engage management consultants who will help us identify potential growth opportunities to our existing business and present other strategic opportunities. We intend to investigate opportunities such as potentially acquiring other internet marketing companies, or their assets (i.e., client lists), as well as investigate the possibility of acquiring part or all of one or more companies whose sales will be greatly enhanced by robust internet marketing. As of the date of this filing, we have received $959,925 pursuant to this note.

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

Our director, Xu Tang, is also our President; our director Desheng Wang is also our Chief Executive Officer, and Chief Financial Officer and our director Yen Chan is also our Senior Vice President. As a result, we do not have independent directors on our Board of Directors.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended March 31, 2015, 2014, and the period from December 4, 2012 (Inception) to March 31, 2013, we engaged Cutler & Co, LLC, as our independent auditor. For the years ended March 31, 2015 and 2014, we incurred fees as discussed below:

	Year ended	Year ended
	March 31, 2015	March 31, 2014

Audit fees	$6,500	$3,500
Audit – related fees	Nil	Nil
Tax fees	Nil	Nil
All other fees	Nil	Nil

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

PART IV

Item 15.  EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Incorporation. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on December 26, 2013.
3.2	Bylaws. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on December 26, 2013.
4.2	Subscription Agreement. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on December 26, 2013.
10.1	Consulting Agreement with MorePro Marketing, Inc. Incorporated by reference to the Company’s 8-K filed with the SEC on January 5, 2015.
10.2	Stock Purchase Agreement dated December 29, 2015. Incorporated by reference to the Company’s 8-K filed with the SEC on January 5, 2015.
10.3	Unsecured Demand Promissory Note dated February 1, 2015 in the amount of $20,000*
10.4	Unsecured Demand Promissory Note dated February 25, 2015 in the amount of $100,000*
10.5	Master Revolving Note dated May 21, 2015 in the amount of $1,000,000
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

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

Date: July 28, 2015

FOCUS UNIVERSAL INC.

By: /s/ Desheng Wang
Desheng Wang
Chief Executive Officer, Chief Financial Officer, and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Focus Universal Inc. and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Desheng Wang	Chief Executive Officer, Secretary and Director	July 28, 2015
Desheng Wang

