Form 10-Q
period 2015-06-30
FOCUS UNIVERSAL INC.
filed 2015-08-14
CIK 1590418

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-193087

FOCUS UNIVERSAL INC.

(Exact Name of Small Business Issuer as specified in its charter)

Nevada	46-3355876
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

829 Lawson Street
City of Industry, CA	91748
(Address of principal executive offices)	(zip code)

(626) 272-3883

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐    No ☒

As of August 14, 2015, registrant had outstanding 6,580,000 shares of the registrant's common stock at a par value of $0.001 per share.

FORM 10-Q

FOCUS UNIVERSAL INC.

2

PART I FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to FOCUS UNIVERSAL INC.

ITEM 1. FINANCIAL STATEMENTS

FOCUS UNIVERSAL INC.

CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2015 AND 2014

(Unaudited)

3

FOCUS UNIVERSAL INC.

CONDENSED BALANCE SHEETS

	June 30,	March 31,
	2015	2015
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$991,528	$78,005
Accounts receivable	2,008	–
Prepaid expenses	2,525	11,865
Total Current Assets	996,061	89,870

Property and equipment, net of accumulated depreciation	1,572	–

Other Assets:
Deposits	24,726	23,096
Total Assets	$1,022,359	$112,966

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued liabilities	$11,447	$8,853
Advances from related party	3,798	12,448
Accrued interest payable	1,952	479
Loan from related party	959,925	20,000
Loan from stockholder	100,000	100,000
Total Current Liabilities	1,077,122	141,780

Noncurrent Liabilities:
Deferred rent	228	–
Total Liabilities	1,077,350	141,780

Commitments and Contingencies

Stockholders' Deficit:
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 6,580,000 shares issued and outstanding as of June 30, 2015 (unaudited) and March 31, 2015	6,580	6,580
Additional paid-in capital	71,801	71,801
Accumulated deficit	(133,372)	(107,195)
Total stockholders' deficit	(54,991)	(28,814)

Total Liabilities and Stockholder’s Deficit:	$1,022,359	$112,966

See Accompanying Notes to Condensed Unaudited Financial Statements

FOCUS UNIVERSAL INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
Revenue	$2,008	$6,700

Cost of revenue	2,025	5,000

Gross profit (Loss)	(17)	1,700

Operation Expenses:
Compensation – officers	–	3,000
General and administrative	21,639	16,737
Professional fees	13,048	3,500
Total Operating Expenses	34,687	23,237

Loss from Operations	(34,704)	(21,537)

Other Income (Expense):
Other income - related party	10,000	–
Interest expense	(1,473)	–
Total Other Income, net	8,527	–

Loss before income taxes	(26,177)	(21,537)

Income tax provision	–	–

Net Loss	$(26,177)	$(21,537)

Net Loss Per Common Share:
Basic and Diluted	$(0.00)*	$(0.00)*

Weight Average Number of Common Shares Outstanding - Basic and Diluted	6,580,000	6,321,758

* Denotes a loss of less than $(0.01) per share

See Accompanying Notes to Condensed Unaudited Financial Statements

FOCUS UNIVERSAL INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE PERIOD FROM MARCH 31, 2014 TO JUNE 30, 2015

			Common	Additional		Total
	Common stock		Stock	Paid-In	Accumulated	Stockholders'
Description	Shares	Amount	Subscription	Capital	Deficit	Deficit

Balance - March 31, 2014 - audited	4,000,000	$4,000	$3,000	$–	$(22,854)	$(15,854)

Common stock issued for cash at $0.0125 per share	2,580,000	2,580	–	29,670	–	32,250

Common stock subscription at $0.0125 per share	–	–	(3,000)	–	–	(3,000)

Forgiveness of advances from former stockholders and accrued compensation officers	–	–	–	42,131	–	42,131

Net loss for the year	–	–	–	–	(84,341)	(84,341)

Balance - March 31, 2015 - audited	6,580,000	6,580	–	71,801	(107,195)	(28,814)

Net loss for the period	–	–	–	–	(26,177)	(26,177)

Balance - June 30, 2015 - unaudited	6,580,000	$6,580	$–	$71,801	$(133,372)	$(54,991)

See Accompanying Notes to Condensed Unaudited Financial Statements

FOCUS UNIVERSAL INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2015	2014

Cash Flows from Operating Activities:
Net Loss	$(26,177)	$(21,537)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	68	–
Changes in Operating Assets and Liabilities:
Accounts receivable	(2,008)	(3,200)
Prepaid expenses	9,340	129
Deposits	(1,630)	–
Accounts payable and accrued liabilities	2,594	(9,095)
Accounts payable - related party	–	3,000
Deferred rent	228	–
Net Cash Flows from Operating Activities	(17,585)	(30,703)

Cash Flows from Investing Activities:
Purchase of property and equipment	(1,640)	–
Net Cash Flows from Investing Activities	(1,640)	–

Cash Flows from Financing Activities:
Accrued interest payable - related party	1,473	–
Proceeds from sale of common stock	–	29,250
Advances from (repayment to) related party	(8,650)	–
Advances by way of loan from related party	939,925	–
Net Cash Flows from Financing Activities	932,748	29,250

Net Change in Cash and Cash Equivalents	913,523	(1,453)

Cash and cash equivalents - Beginning of Period	78,005	7,408

Cash and cash equivalents - End of Period	$991,528	$5,955

Supplemental Disclosures for Statement of Cash Flows:
Interest paid	$–	$–
Income tax paid	$–	$–

See Accompanying Notes to Condensed Unaudited Financial Statements

FOCUS UNIVERSAL INC.

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2015 AND 2014

Note 1 – Organization and Operations

Focus Universal Inc. (the “Company”) was incorporated under the laws of the State of Nevada on December 4, 2012 (“Inception”). Focus Universal Inc. offers a full range of web services, including web marketing services, social and viral marketing campaigns, search engine optimization consulting, weblog consulting, custom web design, website usability consulting and web analytics implementation.

Change in Control

On December 29, 2014, Xu Tang and Desheng Wang, two non-affiliate persons, acquired 5,970,000 shares of the Company’s Common Stock from the Company’s shareholders. This represents 91% of the Company’s outstanding common stock and therefore represents a change in control of the Company’s ownership.

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

Current Operations

We generate our revenue from providing services that include marketing, advertising and website design to small and medium sized businesses. To date, we have focused on providing one-off services, such as development of a fully functioning website or creation of a marketing strategy plan, to small business clients. Through the engagement of MorePro Marketing, Inc., we plan to expand our service offerings to include subscription-based service packages. We have leased a 9,745 square foot warehouse in Los Angeles County, California. It is anticipated that we will use the warehouse space to both relocate our headquarters to the Los Angeles area and to expand our existing operations and grow the Company. In order to find growth opportunities, we intend to engage management consultants to identify growth opportunity strategies through acquisition of existing internet marketing businesses or acquisitions of unrelated businesses whose business model depends on growth through successful internet marketing which will allow us to fully leverage our internet marketing campaigns. The Company has not yet engaged management consultants. If we do eventually acquire a company, or a company’s assets (such as a client list from a search engine optimization firm) then we anticipate that we will be required to hire a substantial number of new employees in order to continue to develop and pursue our own business model, as well as new personnel to adequately staff any related businesses. We have subleased 6,000 square feet of the warehouse to Perfecular Inc., a related party, for $5,000 per month pursuant to an agreement that will last through April 2017.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals), which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These unaudited interim consolidated financial statements should be read in conjunction with the financial statements of the Company for the year ended March 31, 2015 and notes thereto contained in the information as part of the Company’s Annual Report on the Form 10-K, which was filed with the Securities and Exchange Commission on July 28, 2015.

Development Stage Company

The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification. Although the Company has recognized nominal amounts of revenue, it is still devoting substantially all of its efforts on establishing the business. Among the additional disclosures required as a development stage company are that our financial statements were identified as those of a development stage company, and that the statements of operations, stockholders’ deficit and cash flows disclosed activity since the date of our inception (December 4, 2012) as a development stage company All losses accumulated since Inception (December 4, 2012) have been considered as part of the Company’s development stage activities. Effective June 10, 2014 FASB changed its regulations with respect to Development Stage Entities and these additional disclosures are no longer required for annual reporting periods beginning after December 15, 2014 with the option for entities to early adopt these new provisions. Consequently these additional disclosures are not included in these financial statements.

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

To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

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

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed under the straight-line method. Estimated useful lives range from three to seven years on all categories of depreciable assets. The cost and accumulated depreciation of assets sold or retired are removed from the respective accounts and any gain or loss is included in earnings. Maintenance and repairs are expensed currently. Major renewals and betterments are capitalized.

Long-term assets of the Company are reviewed when circumstances warrant as to whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives.

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

Advertising costs

Advertising costs are expensed as incurred. The Company recorded no advertising costs for the three month periods ended June 30, 2015 and 2014.

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

No stock based compensation was issued or outstanding for the three month periods ended June 30, 2015 and 2014.

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

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying balance sheets, as well as tax credit carry-backs and carryforwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its balance sheets and provides valuation allowances as management deems necessary.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no unrecognized tax liabilities or benefits in accordance with the provisions of Section 740-10-25 at June 30, 2015 and March 31, 2015.

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

There were no potentially dilutive debt or equity instruments issued and outstanding at any time during the three month periods ended June 30, 2015 and 2014.

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

Recently Issued Accounting Pronouncements

The Company does not believe that any recently issued, but not yet adopted, accounting pronouncements will have a material impact on its financial position, results of operations or cash flows.

Reclassification

Certain items in March 31, 2015 financial statements have been reclassified to comply with the current period presentation. These reclassifications had no effect on previously reported net loss.

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying financial statements, the Company had an accumulated deficit as of June 30, 2015 and March 31, 2015 of $133,372 and $107,195, respectively, and a net loss for the period from December 4, 2012 (Inception) through June 30, 2015 of $133,372. These factors raise substantial doubt about the Company’s ability to continue as a going concern. While the Company is attempting to generate sufficient revenues to fund its ongoing operating expenses, the Company’s current cash position may not be sufficient enough to support the Company’s ongoing daily operations. Management intends to raise additional funds by way of a public or private offering.

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

Note 4 – Property and Equipment

At June 30, 2015 and March 31, 2015, property and equipment consisted of the following:

	June 30, 2015	March 31, 2015
Furniture and fixture	$1,640	$–
Less accumulated depreciation	(68)	–
Property and equipment, net	$1,572	$–

Depreciation expense for the three months period ended June 30, 2015 and 2014 amounted to $68 and $0, respectively.

Note 5 – Related Party Transactions

Consulting services from President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer

Consulting services provided by the President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer for the three months ended June 30, 2015 and 2014 were as follows:

	For the Three Months Ended June 30, 2015	For the Three Months Ended June 30, 2014
President, Chief Executive Officer	$–	$1,500
Chief Financial Officer, Secretary and Treasurer	–	1,500
	$–	$3,000

Effective as of December 29, 2014, Ms. Popova resigned as Chief Executive Officer and President of the Company and Ms. Ignatenko resigned as Treasurer, Secretary, Chief Financial Officer, principal accounting officer, and principal financial officer of the Company following change of control.

Advances from related party

Perfecular Inc., an entity related by certain common management and control, grants advances to the Company from time to time, and the advances are non-interest bearing. The total advances amounted to $3,798 and $12,448 as of June 30, 2015 and March 31, 2015, respectively.

Loan from stockholder

On February 25, 2015, the Company borrowed $100,000 from a stockholder for working capital. The loan bears an interest rate of 5% annually. The loan is unsecured and due on demand. The outstanding balance was $100,000 at March 31, 2015, with accrued interest payable of $1,726 and $479 as of June 30, 2015 and March 31, 2015, respectively.

Loan from related party

On February 1, 2015, the Company borrowed $20,000 from an entity related by certain common management and control. This loan is a demand loan payable upon the demand of the lender. The interest rate will accrue at 0.48% interest per annum and is unsecured. The outstanding balance for this loan was $20,000 at March 31, 2015. This loan was repaid in full subsequent to March 31, 2015.

On May 21, 2015, the Company issued a revolving demand promissory note to Perfecular Inc., an entity related by certain common management and control, in the maximum amount of $1,000,000, which will be used as operating capital. The note bears an annual interest rate of 0.43%, both accrued interest and principal balance due at maturity. The note matures on May 20, 2016. As of June 30, 2015, the outstanding balance was $959,925 with accrued interest payable of $241 at June 30, 2015.

Note 6 – Commitments and Contingencies

On March 31, 2015, we entered into a two-year industrial/commercial multi-tenant lease with P.G.A. Lawson Limited Partnership, whereby we leased a 9,745 square foot warehouse with a 2,415 square foot office space inside. The lease commences on April 20, 2015 and ends on April 30, 2017. We will pay $7,699 per month until May 1, 2016 when the rent increases by 3% to $7,930 per month. The warehouse is located at 829 Lawson Street in the City of Industry, California. Rent expense under this lease will be recognized over the life of the lease on a straight-line basis. Straight-line monthly rent expense over the life of the lease will be $7,812. During three months ended June 30, 2015, the variance between the straight line rent expense and the rent paid/abated was recorded as deferred rent at June 30, 2015.

The Company sub-leases a portion of the property to Pefecular Inc., an entity related by certain common management and control. The lease is a non-cancelable operating lease with monthly rent of $5,000. The lease commenced on May 1, 2015 and expires on April 30, 2017. The sublease income for the three months ended June 30, 2015 amounted to $10,000.

Total rent expense was $17,527 and $0 for the three months ended June 30, 2015 and 2014, respectively.

Future minimum lease commitments are as follows:

June 30,	Expense
2016	$92,910
2017	$79,600
Thereafter	–

On December 29, 2014 we entered into a consulting agreement with Morepro Marketing, Inc., which was submitted to the Commission on January 5, 2015. Under the terms of this agreement, we agree to pay Morepro Marketing, Inc. a minimum of $675 per month, plus reimbursement of any expenses incurred by Morepro Marketing, Inc. There is a ninety-day minimum timeframe for each new client to cancel, after which either party can terminate after thirty days’ notice. We currently pay $675 per month, and will need to give at least thirty days’ notice if we choose to cancel their services.

Note 7 – Stockholders’ Deficit

Shares authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is seventy-five million (75,000,000) shares of common stock, par value $0.001 per share.

Common stock

On September 30, 2013, the Company sold 4,000,000 shares of its common stock at par to its directors for $4,000 in cash.

During three months ended June 30, 2014, the Company completed the sale of 2,580,000 shares of common stock at $0.0125 per share for total proceeds of $32,250. $3,000 of the proceeds had been received in the prior quarter ended March 31, 2014.

No shares of common stock were issued during the three months ended June 30, 2015.

As of June 30, 2015 and March 31, 2015, the Company had 6,580,000 shares of common stock issued and outstanding.

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

Note 8 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent events to be disclosed.

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

Narrative Description of the Business

Focus Universal Inc. (“the Company”, “we”, “us” or “our”) currently conducts business through its website www.focusuniversal.com, and is an online marketing, advertising and design provider. The information obtained on or accessible through the Company’s website is not incorporated into this Quarterly Report on Form 10-Q and you may not consider it a part of this Quarterly Report on Form 10-Q. On December 29, 2014, Xu Tang and Desheng Wang, two non-affiliates, acquired over 90% of the Company. That same date, the current officers and directors, Ms. Tatyana Popova resigned as Chief Executive Officer and President of the Company and Ms. Elena Ignatenko resigned as Treasurer, Secretary, Chief Financial Officer, principal accounting officer, and principal financial officer of the Company. Upon such resignations, Desheng Wang was appointed as the Chief Executive Officer and Secretary of the Company, Xu Tang was appointed as the President of the Company, Yan Chen was appointed as the Senior Vice President, and Messrs. Wang, Tang, and Chen accepted such appointments.

We generate our revenue from providing services that include marketing, advertising and website design to small sized businesses. We meet the needs of small businesses anywhere along their lifecycle with affordable solutions. To date, we have focused on providing one-off services, such as development of a fully functioning website or creation of a marketing strategy plan, to small business clients. Through the engagement of MorePro Marketing, Inc., we plan to expand our service offerings to include subscription-based service packages. We have leased a 9,745 square foot warehouse in Los Angeles County, California. On May 1, 2015, we subleased 6,000 square feet of the warehouse space to Perfecular Inc., a related party, for five thousand dollars ($5,000) per month based on an agreement that will last through April 2017. We retain the remainder of the space. It is anticipated that we will use the warehouse space to both relocate our headquarters to the Los Angeles area and to expand our existing operations and grow the company. In order to find growth opportunities, we intend to engage management consultants to identify growth opportunity strategies through acquisition of existing internet marketing businesses or acquisitions of unrelated businesses whose business model depends on growth through successful internet marketing which will allow us to fully leverage our internet marketing campaigns. The Company has not yet engaged management consultants. If we do eventually acquire a company, or a company’s assets (such as a client list from a search engine optimization firm) then we anticipate that we will be required to hire a substantial number of new employees in order to continue to develop and pursue our own business model, as well as new personnel to adequately staff any related businesses.

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

Key Business Metrics

In the future, the key business metrics that management will review include the following:

Net Subscriber Additions

We maintain and grow our subscriber base through a combination of adding new subscribers and retaining existing subscribers

We review this metric to evaluate whether we are performing to our business plan. An increase in net subscriber additions could signal an increase in revenue, higher customer retention, and an increase in the effectiveness of our sales efforts. Similarly, a decrease in net subscriber additions could signal decreased revenue, lower customer retention, and a decrease in the effectiveness of our sales efforts. Net subscriber additions above or below our business plan could have a long-term impact on our operating results.

Customer Retention Rate (Retention Rate)

Retention rate is the key metric that allows management to evaluate whether we are retaining our existing subscribers in accordance with our business plan.

Results of operations for the three months ended June 30, 2015 compared to the three months ended June 30, 2014.

Revenue, cost of sales and gross profit

Our gross revenue for the three months ended June 30, 2015, was $2,008, compared to $6,700 for the three months ended June 30, 2014. Our cost of revenues for the three months ended June 30, 2015, was $2,025 (June 30, 2014: $5,000) resulting in a gross loss of $17 for the three months ended June 30, 2015 (June 30, 2014 gross profit: $1,700).

All of our revenues are derived from search engine optimization consulting, weblog consulting, custom web design, development of online and social media strategy, advertising campaign planning and social media consulting. Our former officers and directors performed all the work for the three months ended June 30, 2014, except web development. An independent third party contractor performed the web development for the three months ended June 30, 2014. The decrease in revenue is primarily related to change in control, which recently took place in December 2014. We lost clients who followed the former management team and stopped subscribing to our services. After the change in control, we engaged MorePro Marketing, Inc. We have not been able to develop a significant client base after the change of control to show an increase in our results of operations for the three months ended June 30, 2015. MorePro Marketing Inc. performs our entire Internet consulting services as well as creates additional products and services we can offer to our clients. Our management is reviewing strategies that will allow us to attract new clientele. We do not have long-term contracts with any of our former clients and rely on signing new clients in order to generate additional revenues. Our new clients will have a minimum ninety (90) day contract that will automatically renew. If we will not be able to attract new clients we will be unable to generate revenue and our business will be harmed. We are actively pursuing additional clients and working on generating additional revenue from our existing subscribers.

Operating Costs and Expenses

The major components of our operating expenses for the three months ended June 30, 2015 and 2014 are outlined in the table below:

	For the Three Months Ended June 30, 2015	For the Three Months Ended June 30, 2014	Increase (Decrease) $
Officer compensation	$–	$3,000	$(3,000)
General and administrative	21,639	16,737	4,902
Professional fees	13,048	3,500	9,548
Total operating expenses	$34,687	$23,237	$11,450

The increase in our operating costs for the three months ended June 30, 2015, compared to the same period in our fiscal 2014, was due to an increase in our corporate activities related to implementation of our business plan.

Consulting services provided by the President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer for the three-month period ended June 30, 2015 and 2014 were as follows:

	For the Three Months Ended June 30, 2015	For the Three Months Ended June 30, 2014
President, Chief Executive Officer	$–	$1,500
Chief Financial Officer, Secretary and Treasurer	–	1,500
	$–	$3,000

These amounts represent unpaid consulting fees. On December 29, 2014, pursuant to the terms of the Stock Purchase Agreements, the former officers and stockholders forgave accrued compensation of $14,400. This amount was recorded as contributions to capital and recognized in additional paid in capital.

General and administrative expenses of $21,639 incurred during the three months ended June 30, 2015 consisted of filing fees of $119 (June 30, 2014: $2,500), accounting fees of $0 (June 30, 2014: $2,000), transfer agent fees of $650 (June 30, 2014: $11,834), office expenses of $2,790 (June 30, 2014: $0), office rent of $17,527 (June 30, 2014: $387), and bank charges of $0 (June 30, 2014: $16).

Professional fees increased from $3,500 during the three months ended June 30, 2014 to $13,048 during the three months ended June 30, 2015, and increase of $9,548. The increase in professional fees is due to the engagement of a team of professional securities attorneys for the preparation of our reports.

The decrease in revenue is due to the change in control. The previous executives were professional marketing consultants and performed our services themselves instead of hiring a third party or having lower-level staff perform the services. Current management is focused on raising capital and pursuing growth strategies and opportunities and outsourcing the performance of Internet marketing services to third parties rather than performing the Internet marketing services directly. This change in strategy costs more money and generates less immediate revenue while the business is in the early growth phase.

Net Losses

During the three months ended June 30, 2015 and 2014, we incurred net losses of $26,177 and $21,537 respectively, due to the factors discussed above.

Liquidity and Capital Resources

Working Capital

	June 30, 2015	March 31, 2015
Current Assets	$996,061	$89,870
Current Liabilities	$(1,077,122)	$(141,780)
Working Capital Deficiency	$(81,061)	$(51,910)

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

Cash provided by (used in) operating activities	For the Three Months Ended June 30, 2015	For the Three Months Ended June 30, 2014
Cash provided by (used in) operating activities	$(17,585)	$(30,703)
Cash used in investing activities	(1,640)	–
Cash provided by financing activities	932,748	29,250
Net increase (decrease) in cash	$913,523	$(1,453)

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

Cash Flows from Operating Activities

The net cash used in operating activities of $17,585 for the three months ended June 30, 2015 was primarily the result of our net loss of $26,177 and changes in our operating assets and liabilities. These changes included an increase in account receivable of $2,008, rent deposits of $1,630, in accounts payable of $2,594 and deferred rent of $228, and a decrease in prepaid expenses of $9,340. The increase in accounts receivable was due to outstanding amounts due to the Company by clients as of June 30, 2015. The decrease in prepaid expense was due to the May rent of $7,699 at March 31, 2015 was expensed during three months ended June 30, 2015. The increase in deposits was due to utility deposits paid during the quarter. The increase in accounts payable represents professional fees charged to the Company that remained unpaid at the end of the quarter.

The net cash used in operating activities of $30,703 for the three months ended June 30, 2014 was primarily the result of our net loss of $21,537, and changes in our operating assets and liabilities. These changes include an increase in account receivable of $3,200, in accounts payable related party of $3,000 and a decrease in prepaid expenses of $129 and in accounts payable and accrued liabilities of $9,095. The increase in accounts receivable was due to outstanding amounts due to the Company by clients as of June 30, 2014 that were collected subsequent to the quarter end. The increase in accounts payable to related party represents a portion of management consulting fees charged to the Company by its officers that remained unpaid at the end of the quarter. The decrease in prepaid rent was due to the July rent paid subsequent to the quarter end. We repaid portion of our current liabilities during the quarter resulting in a decrease of accounts payable and accrued liabilities during the quarter.

We expect that cash provided by (used in) operating activities may fluctuate in future periods as a result of a number of factors including fluctuations in our net revenues and operating results, utilization of new revenue streams, collection of accounts receivable, and timing of billings and payments.

Cash Flows from Investing Activities

The net cash used in investing activities of $1,640 for the three months ended June 30, 2015 represents funds used to purchase furniture for the Company.

We did not generate or use any cash from investing activities during the three months ended June 30, 2014.

Cash Flows from Financing Activities

During the three months ended June 30, 2015, the Company issued a revolving demand promissory note to Perfecular Inc., a related party owned and controlled by Desheng Wang, in the amount of $1,000,000 which will be used as operating capital and to engage management consultants who will help us identify potential growth opportunities to our existing business and present other strategic opportunities. We intend to investigate opportunities such as potentially acquiring other Internet marketing companies, or their assets (i.e., client lists), as well as investigate the possibility of acquiring part or all of one or more companies whose sales will be greatly enhanced by robust Internet marketing. As of the date of this filing, we have received $959,925 pursuant to this note.

During the quarter, the Company repaid $20,000 loan to a related party.

The Company repaid $8,650 related to advances from a related party during the three months ended June 30, 2015.

The Company accrued $1,473 of interest related to loans from related party and shareholder during three months ended June 30, 2015.

During the year ended March 31, 2014, the Company’s Registration Statement on the Form S-1 filed with the Securities and Exchange Commission was declared effective. As at March 31, 2014 the Company received $3,000 in common stock subscription funds. We completed the sale of 2,580,000 shares of common stock at $0.0125 per share for total proceeds of $32,250. We received $3,000 in respect of these sale proceeds during the three months ended March 31, 2014 and consequently received $29,250 during the three months ended June 30, 2014.

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

Recent Accounting Pronouncements

The Company does not believe that any recently issued, but not yet adopted, accounting pronouncements will have a material impact on its financial position, results of operations or cash flows.

Off Balance Sheet Arrangements

As of June 30, 2015, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation SK.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

Our management concluded we did not maintain effective controls over the Company’s financial reporting. This material weakness in our internal control over financial reporting, caused principally by inadequate staffing and technical expertise in key positions, resulted in adjustments being required to our financial statements and disclosure during the course of the review process. Additionally, this control deficiency could result in future misstatements that could result in a material misstatement of the consolidated financial statements that would not be prevented or detected. Management has concluded that the identified control deficiency constitutes a material weakness.

This quarterly report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the SEC that permit the company to provide only management's report on internal control in this quarterly report.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We were not subject to any legal proceedings during the three months ended June 30, 2015 and there are currently no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

No shares or common stock were sold during the three months ended June 30, 2015.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three-month periods ended June 30, 2015 or 2014.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

Our common stock has been quoted on the OTC Bulletin Board and on the OTC Link since July 31, 2014 under the symbol “FCUV”.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

The following financial information is filed as part of this report:

(a)	(1) FINANCIAL STATEMENTS (2) SCHEDULES (3) EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit Number	Description

3.1	Articles of Incorporation. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on December 26, 2013.

3.2	Bylaws. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on December 26, 2013.

4.2	Subscription Agreement. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on December 26, 2013.

10.1	Consulting Agreement with MorePro Marketing, Inc. Incorporated by reference to the Company’s 8-K filed with the SEC on January 5, 2015.

10.2	Stock Purchase Agreement dated December 29, 2014. Incorporated by reference to the Company’s 8-K filed with the SEC on January 5, 2015.

10.3	Unsecured Demand Promissory Note dated February 25, 2015 in the amount of $100,000. Incorporated by reference to the Company’s 10-K Annual Report filed previously with the SEC.

10.4	Master Revolving Note dated May 21, 2015 in the amount of $1,000,000. Incorporated by reference to the Company’s 10-K Annual Report filed previously with the SEC.

Exhibit Number	Description
10.5*	Sublease Agreement with Perfecular Inc. dated April 20, 2015.

31.1*	Certification of CEO pursuant to Sec. 302

31.2*	Certification of CFO pursuant to Sec. 302

32.1*	Certification of CEO pursuant to Sec. 906

32.2*	Certification of CFO pursuant to Sec. 906

101.INS**	XBRL Instances Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

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

Focus Universal Inc.

Date: August 14, 2015	By :	/s/ Desheng Wang Desheng Wang Chief Executive Officer

Dated August 14, 2015	By :	/s/ Desheng Wang Desheng Wang Chief Financial Officer

