Form 10-Q
period 2015-09-30
FOCUS UNIVERSAL INC.
filed 2015-11-12
CIK 1590418

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________________________________

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2015

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

_________________________________________________

Commission File No. 333-193087

FOCUS UNIVERSAL INC.

(Exact Name of Small Business Issuer as specified in its charter)

Nevada	46-3355876
(State or other jurisdiction of incorporation)	(IRS Employer File Number)

8275 S. Eastern Ave., Ste. 200-674
Las Vegas, Nevada	89123
(Address of principal executive offices)	(zip code)

(626) 272-3883

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]  No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes [_] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [_]    No [X]

As of November 13, 2015, registrant had outstanding 6,580,000 shares of the registrant's common stock at a par value of $0.001 per share.

FORM 10-Q

FOCUS UNIVERSAL INC.

2

PART I FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to FOCUS UNIVERSAL INC.

ITEM 1. FINANCIAL STATEMENTS

FOCUS UNIVERSAL INC.

CONDENSED BALANCE SHEETS

	September 30,	March 31,
	2015	2015
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$148,969	$78,005
Prepaid expenses	16,933	11,865
Due from related party	11,203	–
Total Current Assets	177,105	89,870

Property and equipment, net	1,489	–

Other Assets:
Deposits	24,726	23,096

Total Assets	$203,320	$112,966

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$2,605	$8,853
Advances from related party	–	12,448
Accrued interest payable	3,829	479
Loan from related party	190,000	20,000
Loan from stockholder	100,000	100,000
Income taxes payable	800	–
Total Current Liabilities	297,234	141,780

Noncurrent Liabilities:
Deferred rent	570	–

Total Liabilities	297,804	141,780

Commitments and Contingencies

Stockholders' Deficit:
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 6,580,000 shares issued and outstanding as of September 30, 2015 (unaudited) and March 31, 2015	6,580	6,580
Additional paid-in capital	71,801	71,801
Accumulated deficit	(172,865)	(107,195)
Total stockholders' deficit	(94,484)	(28,814)

Total Liabilities and Stockholders' Deficit:	$203,320	$112,966

See Accompanying Notes to Condensed Unaudited Financial Statements

FOCUS UNIVERSAL INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014

Revenue	$9,630	$13,450	$11,638	$20,150

Cost of Revenue	2,025	4,000	4,050	9,000

Gross Profit	7,605	9,450	7,588	11,150

Operation Expenses:
Compensation - officers	–	3,000	–	6,000
General and administrative	16,050	9,994	27,689	26,731
Professional fees	28,370	12,000	41,418	15,500
Total Operating Expenses	44,420	24,994	69,107	48,231

Loss from Operations	(36,815)	(15,544)	(61,519)	(37,081)

Other Income(Expense):
Interest expense, net	(1,878)	–	(3,351)	–
Total Other Expense	(1,878)	–	(3,351)	–

Loss before income taxes	(38,693)	(15,544)	(64,870)	(37,081)

Income tax provision	800	–	800	–

Net Loss	$(39,493)	$(15,544)	$(65,670)	$(37,081)

Net Loss Per Common Share: Basic and Diluted	$(0.01)*	$(0.00)*	$(0.01)*	$(0.00)*

Weight Average Number of Common Shares Outstanding - Basic and Diluted	6,580,000	6,580,000	6,580,000	6,451,585

* Denotes a loss of less than $(0.01) per share

See Accompanying Notes to Condensed Unaudited Financial Statements

FOCUS UNIVERSAL INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE PERIOD FROM MARCH 31, 2014 TO SEPTEMBER 30, 2015

			Common	Additional		Total
	Common stock		Stock	Paid-In	Accumulated	Stockholders’
Description	Shares	Amount	Subscription	Capital	Deficit	Deficit

Balance - March 31, 2014 - audited	4,000,000	$4,000	$3,000	$–	$(22,854)	$(15,854)

Common stock issued for cash at $0.0125 per share	2,580,000	2,580	–	29,670	–	32,250

Common stock subscription at $0.0125 per share	–	–	(3,000)	–	–	(3,000)

Forgiveness of advances from former stockholders and accrued compensation officers	–	–	–	42,131	–	42,131

Net loss for the year	–	–	–	–	(84,341)	(84,341)

Balance - March 31, 2015 - audited	6,580,000	6,580	–	71,801	(107,195)	(28,814)
						–
Net loss for the period	–	–	–	–	(65,670)	(65,670)

Balance - September 30, 2015 - unaudited	6,580,000	$6,580	$–	$71,801	$(172,865)	$(94,484)

See Accompanying Notes to Condensed Unaudited Financial Statements

FOCUS UNIVERSAL INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months	Six Months
	Ended	Ended
	September 30,	September 30,
	2015	2014

Cash Flows from Operating Activities:
Net Loss	$(65,670)	$(37,081)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	150	–
Changes in Operating Assets and Liabilities:
Prepaid expenses	(5,068)	(9,038)
Deposits	(1,630)	–
Accounts payable and accrued liabilities	(6,247)	3,646
Accounts payable - related party	–	6,000
Accrued interest payable - related party	3,350	–
Income taxes payable	800	–
Deferred rent	570	–
Net Cash Flows used in Operating Activities	(73,745)	(36,473)

Cash Flows from Investing Activities:
Purchase of property and equipment	(1,640)	–
Net Cash Flows used in Investing Activities	(1,640)	–

Cash Flows from Financing Activities:
Proceeds from sale of common stock	–	29,250
Advances from (repayment to) related party	(23,651)	–
Advances by way of loan from related party	170,000	–
Net Cash Flows provided by Financing Activities	146,349	29,250

Net Change in Cash and Cash Equivalents	70,964	(7,223)

Cash and cash equivalents - Beginning of Period	78,005	7,408

Cash and cash equivalents - End of Period	$148,969	$185

Supplemental Disclosures for Statement of Cash Flows:
Interest paid	$–	$–
Income tax paid	$–	$–

Supplemental Disclosures of Non-cash Investing and Financing Activities:	$–	$–

See Accompanying Notes to Condensed Unaudited Financial Statements

FOCUS UNIVERSAL INC.

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE SIX-MONTH PERIODS ENDED SEPTEMBER 30, 2015 AND 2014

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

On October 21, 2015, Xu Tang entered into a stock purchase agreement whereby he collectively sold 3,260,000 shares of the Company’s Common Stock to eight persons using private funds to purchase the shares. This represents 49.5% of the Company’s outstanding common stock and represents a material change in control of the Company’s ownership. Buyers include Shuqin Xu (who now owns 19.7% of the Company), Tianzeng Xu and Youjuan Xiong(who now each own 7.5% of the Company) and five other unrelated persons. To the Company’s knowledge, there are no arrangements or understandings among members of both the former and new control groups and their associates with respect to election of directors or other matters.

Effective as of October 21, 2015, Xu Tang and Yan Chen resigned from their positions as President and Senior Vice President, respectively, of the Company. There are no disagreements between the Company and Messrs. Tang and Chen. Dr. Edward Lee has been appointed to serve as President of the Company.

Also effective as of October 21, 2015, Dr. Jennifer Gu and Dr. Edward Lee were appointed as directors of the Company, and Dr. Gu and Dr. Lee accepted such appointments. Thereupon, each of Xu Tang and Yan Chen resigned as directors of the Company. Accordingly, the entire Board of Directors consists of Dr. Desheng Wang, Dr. Jennifer Gu, and Dr. Edward Lee.

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

Advertising costs

Advertising costs are expensed as incurred. The Company recorded no advertising costs for the six month periods ended September 30, 2015 and 2014.

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

No stock based compensation was issued or outstanding for the six month periods ended September 30, 2015 and 2014.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no unrecognized tax liabilities or benefits in accordance with the provisions of Section 740-10-25 at September 30, 2015 and March 31, 2015.

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

There were no potentially dilutive debt or equity instruments issued and outstanding at any time during the six month periods ended September 30, 2015 and 2014.

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

As reflected in the accompanying financial statements, the Company had an accumulated deficit as of September 30, 2015 and March 31, 2015 of $172,865 and $107,195, respectively, and a net loss for the period from December 4, 2012 (Inception) through September 30, 2015 of $172,865. These factors raise substantial doubt about the Company’s ability to continue as a going concern. While the Company is attempting to generate sufficient revenues to fund its ongoing operating expenses, the Company’s current cash position may not be sufficient to support the Company’s ongoing daily operations. Management intends to raise additional funds by way of a public or private offering.

Management believes that the actions presently being taken to further implement its business plan and generate increased revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional capitals, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues and capital to fund its ongoing operating expenses.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

Note 4 – Property and Equipment

At September 30, 2015 and March 31, 2015, property and equipment consisted of the following:

	September 30, 2015	March 31, 2015
Furniture and fixture	$1,640	$–
Less accumulated depreciation	(151)	–
Property and equipment, net	$1,489	$–

Depreciation expense for the six months period ended September 30, 2015 and 2014 amounted to $151 and $0, respectively. Depreciation expense for the three months period ended September 30, 2015 and 2014 amounted to $83 and $0, respectively.

Note 5 – Related Party Transactions

Consulting services from President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer

Consulting services provided by the President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer for the six months ended September 30, 2015 and 2014 were as follows:

	For the Three Months Ended September 30, 2015	For the Three Months Ended September 30, 2014	For the Six Months Ended September 30, 2015	For the Six Months Ended September 30, 2014
President, Chief Executive Officer	$–	$1,500	$–	$3,000
Chief Financial Officer, Secretary and Treasurer	–	1,500	–	3,000
	$–	$3,000	$–	$6,000

Effective as of December 29, 2014, Ms. Popova resigned as Chief Executive Officer and President of the Company and Ms. Ignatenko resigned as Treasurer, Secretary, Chief Financial Officer, principal accounting officer, and principal financial officer of the Company following change of control.

Advances from related party

Perfecular, Inc. an entity related to the major shareholder of the Company grants advances to the Company from time to time, and the advances are non-interest bearing. The total advances amounted to $0 and $12,448 as of September 30, 2015 and March 31, 2015, respectively.

Loan from stockholder

On February 25, 2015, the Company borrowed $100,000 from a stockholder for working capital. The loan bears an interest rate of 5% annually and is unsecured and due on demand. The outstanding balance was $100,000 at March 31, 2015, with accrued interest payable of $2,976 and $479 as of September 30, 2015 and March 31, 2015, respectively. This loan was repaid in full subsequent to September 30, 2015 as described at Note 8.

Loan from related party

On February 1, 2015, the Company borrowed $20,000 from an entity related to one of the major shareholders of the Company. This loan bore an annual interest rate of 0.48% and is payable upon the demand of the lender. The outstanding balance for this loan was $20,000 at March 31, 2015 and was repaid in full subsequent to March 31, 2015.

On May 21, 2015, the Company issued a revolving demand promissory note to Perfecular, Inc., an entity related to one of the major shareholders of the Company, in a maximum amount of $1,000,000 which will be used as operating capital. The note bears an annual interest rate of 0.43%, both accrued interest and principal balance due at maturity. The note matures on May 20, 2016. As of September 30, 2015, the outstanding balance was $190,000 with accrued interest payable of $853 at September 30, 2015. Subsequently, the outstanding balance was reduced to $140,000. Please refer to Note 8 for additional information.

Note 6 – Commitments and Contingencies

On March 31, 2015, the Company entered into a two-year industrial/commercial multi-tenant lease agreement with P.G.A. Lawson Limited Partnership, to lease an office and warehouse space. The lease commenced on April 20, 2015 and ends on April 30, 2017. The first year’s monthly rent is approximately $7,699 and will be increased by 3% to $7,930 per month through the rest of the lease term. The warehouse is located at 829 Lawson Street in the City of Industry, California. Rent expense under this lease will be recognized over the life of the lease on a straight-line basis. Straight-line monthly rent expense over the term of the lease will be $7,812. During six months ended September 30, 2015, the variance between the straight line rent expense and the actual rent paid/abated was recorded as deferred rent at September 30, 2015, totaled $570. The Company immediately sub-leased a portion of the facility to Pefecular Inc., an entity related to one of the major shareholders. The lease is a non-cancelable operating lease with a fixed monthly rent of $5,000. The lease commenced on May 1, 2015 and expires on April 30, 2017. The sublease income for the six months ended September 30, 2015 amounted to $25,000 and was treated as a reduction to the Company’s rent expenses. As of September 30, 2015, this related entity owed the Company $11,203.

Total rent expense was $16,583 and $0 for the six months ended September 30, 2015 and 2014, respectively. Total rent expense was $8.828 and $0 for the three months ended September 30, 2015 and 2014, respectively.

Future minimum lease commitments are as follows:

September 30,	Rent Expense	Sublease Income	Net Rent Expense
2016	$93,693	(60,000)	$33,693
2017	$55,720	(35,000)	$20,720
Thereafter	–	–	–

On December 29, 2014 the Company entered into a consulting agreement with MorePro Marketing, Inc., which was submitted to the Securities and Exchange Commission on January 5, 2015. Under the terms of this agreement, the Company agreed to pay MorePro Marketing, Inc. a minimum of $625 per month, plus reimbursement of any expenses incurred by MorePro Marketing, Inc. for the services of search engine optimization, network affiliate marketing, and weblogging services. There is a ninety-day minimum timeframe for each new client to cancel, after which either party can terminate after thirty days’ notice. The Company currently pays $625 per month. The agreement requires us to give at least thirty days’ notice if we choose to cancel their services.

Note 7 – Stockholders’ Equity

Shares authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is seventy-five million (75,000,000) shares of common stock, par value $0.001 per share.

Common stock

On September 30, 2013, the Company sold 4,000,000 shares of its common stock at par to its directors for $4,000 in cash.

During six months ended September 30, 2014, the Company completed a sale of 2,580,000 shares of common stock at $0.0125 per share for total proceeds of $32,250. $3,000 of the proceeds had been received in the prior quarter ended March 31, 2014.

No shares of common stock were issued during the six months ended September 30, 2015.

As of September 30, 2015 and March 31, 2015, the Company had 6,580,000 shares of common stock issued and outstanding.

Additional Paid in Capital

On December 29, 2014, pursuant to the terms of the Stock Purchase Agreements, the former officers and stockholders forgave the advances to the Company totaled $26,731 and the accrued compensation of $15,400, respectively or $42,131 in aggregate. The gains arising on forgiveness of these liabilities were recorded as contributions to capital and accordingly recognized in additional paid in capital.

Note 8 – Subsequent Events

On October 2, 2015, the Company repaid $50,000 of loan back to Perfecular Inc. As of the date these financial statements were issued, the total amount of loan to related party outstanding balance totaled $140,000.

On October 21, 2015 Xu Tang entered into a stock purchase agreement whereby he collectively sold 3,260,000 shares of the Company’s Common Stock to eight persons using private funds to purchase the shares. This represents 49.5% of the Company’s outstanding common stock and represents a material change in control of the Company’s ownership. Buyers included Shuqin Xu (who now owns 19.7% of the Company), Tianzeng Xu and Youjuan Xion (who now each own 7.5% of the Company) and five other unrelated persons.

On October 22, 2015, the Company repaid $100,000 of loan with any accrued interest back to Xu Tang, the shareholder of the Company.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates", variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth herein and in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly the Report on Form 10-K, Form 10-Q and any Current Reports on Form 8-K.

Narrative Description of the Business

Focus Universal Inc. (“the Company”, “we”, “us” or “our”) currently conducts business through its website www.focusuniversal.com, and is an online marketing, advertising and design provider. The information obtained on or accessible through the Company’s website is not incorporated into this Quarterly Report on Form 10-Q and you may not consider it a part of this Quarterly Report on Form 10-Q. On December 29, 2014, Xu Tang and Desheng Wang, two non-affiliates, acquired over 90% of the Company. That same date, the current officers and directors, Ms. Tatyana Popova resigned as Chief Executive Officer and President of the Company and Ms. Elena Ignatenko resigned as Treasurer, Secretary, Chief Financial Officer, principal accounting officer, and principal financial officer of the Company. Upon such resignations, Desheng Wang was appointed as the Chief Executive Officer and Secretary of the Company, Xu Tang was appointed as the President of the Company, Yan Chen was appointed as the Senior Vice President, and Messrs. Wang, Tang, and Chen accepted such appointments. On October 21, 2015 Xu Tang entered into a stock purchase agreement whereby he collectively sold 3,260,000 shares of the Company’s Common Stock to eight persons using private funds to purchase the shares. Buyers included Shuqin Xu (who now owns 19.7% of the Company), Tianzeng Xu and Youjuan Xion (who now each own 7.5% of the Company) and five other unrelated persons. Effective as of October 21, 2015, Xu Tang and Yan Chen resigned from their positions as President and Senior Vice President, respectively, of the Company. There are no disagreements between the Company and Messrs. Tang and Chen. Dr. Edward Lee has been appointed to serve as President of the Company. Also effective as of October 21, 2015, Dr. Jennifer Gu and Dr. Edward Lee were appointed as directors of the Company, and Dr. Gu and Dr. Lee accepted such appointments. Thereupon, each of Xu Tang and Yan Chen resigned as directors of the Company.

We generate our revenue from providing services that include marketing, advertising and website design to small sized businesses. We meet the needs of small businesses anywhere along their lifecycle with affordable solutions. To date, we have focused on providing one-off services, such as development of a fully functioning website or creation of a marketing strategy plan, to small business clients. Through the engagement with MorePro Marketing, Inc., we plan to expand our service offerings to include subscription-based service packages. We have leased a 9,745 square foot warehouse in Los Angeles County, California. On May 1, 2015, we subleased 6,000 square feet of the warehouse space to Perfecular Inc., a related party, for five thousand dollars ($5,000) per month based on an agreement that will last through April 2017. We retain the remainder of the space. It is anticipated that we will use the warehouse space to both relocate our headquarters to the Los Angeles area and to expand our existing operations and grow the company. In order to find growth opportunities, we intend to engage management consultants to identify growth opportunity strategies through acquisition of existing internet marketing businesses or acquisitions of unrelated businesses whose business model depends on growth through successful internet marketing which will allow us to fully leverage our internet marketing campaigns. The Company has not yet engaged management consultants. If we do eventually acquire a company, or a company’s assets (such as a client list from a search engine optimization firm) then we anticipate that we will be required to hire a substantial number of new employees in order to continue to develop and pursue our own business model, as well as new personnel to adequately staff any related businesses.

Our current services include:

Marketing

We offer a wide variety of online marketing service to meet our clients’ needs. Our services include: email marketing; targeted, weblog campaigns, search engine optimization; network affiliate marketing; pay-per-click campaign management; content creation; conversion rate optimization and social media marketing.

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

Key Business Metrics

In the future, the key business metrics that management will review include the following:

Net Subscriber Additions

We maintain and grow our subscriber base through a combination of adding new subscribers and retaining existing subscribers. We review this metric to evaluate whether we are performing to our business plan. An increase in net subscriber additions could signal an increase in revenue, higher customer retention, and an increase in the effectiveness of our sales efforts. Similarly, a decrease in net subscriber additions could signal decreased revenue, lower customer retention, and a decrease in the effectiveness of our sales efforts. Net subscriber additions above or below our business plan could have a long-term impact on our operating results.

Customer Retention Rate (Retention Rate)

Retention rate is the key metric that allows management to evaluate whether we are retaining our existing subscribers in accordance with our business plan.

Results of operations for the three and six months ended September 30, 2015 compared to the three and six months ended September 30, 2014.

Revenue, cost of sales and gross profit

Our gross revenue for the three and six months ended September 30, 2015, was $9,630 and $11,638, respectively, compared to $13,450 and $20,150 for the respective three and six months ended September 30, 2014. Our cost of revenues for the three and six months ended September 30, 2015, was $2,025 and 4,050, respectively (September 30, 2014: $4,000 and $9,000, respectively) resulting in a gross profit of $7,605 and $7,588 for the respective three and six months ended September 30, 2015 (September 30, 2014 gross profit: $9,450 and 11,150, respectively).

All of our revenues are derived from search engine optimization consulting, weblog consulting, custom web design, development of online and social media strategy, advertising campaign planning and social media consulting. Our former officers and directors performed all the work for the six months ended September 30, 2014, except web development. An independent third party contractor performed the web development for the six months ended September 30, 2014. The decrease in revenue is primarily related to change in control, which recently took place in December 2014. We lost clients who followed the former management team and stopped subscribing to our services. After the change in control, we engaged MorePro Marketing, Inc. We have not been able to develop a significant client base after the change of control to show an increase in our results of operations for the six months ended September 30, 2015. MorePro Marketing Inc. performs our entire Internet consulting services as well as creates additional products and services we can offer to our clients. Our management is reviewing strategies that will allow us to attract new clientele. We do not have long-term contracts with any of our former clients and rely on signing new clients in order to generate additional revenues. Our new clients will have a minimum ninety (90) day contract that will automatically renew. If we will not be able to attract new clients we will be unable to generate revenue and our business will be harmed. We are actively pursuing additional clients and working on generating additional revenue from our existing subscribers.

Operating Costs and Expenses

The major components of our operating expenses for the three and six months ended September 30, 2015 and 2014 are outlined in the tables below:

	For the Three Months Ended September 30, 2015	For the Three Months Ended September 30, 2014	Increase (Decrease) $
Officer compensation	$–	$3,000	$(3,000)
General and administrative	16,050	9,994	6,056
Professional fees	28,370	12,000	16,370
Total operating expenses	$44,420	$24,994	$19,426

	For the Six Months Ended September 30, 2015	For the Six Months Ended September 30, 2014	Increase (Decrease) $
Officer compensation	$–	$6,000	$(6,000)
General and administrative	27,689	26,731	958
Professional fees	41,418	15,500	25,918
Total operating expenses	$69,107	$48,231	$20,876

The increase in our operating costs for the six months ended September 30, 2015, compared to the same period in our fiscal 2014, was due to an increase in our corporate activities related to implementation of our business plan.

Consulting services provided by the President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer for the three- and six-month periods ended September 30, 2015 and 2014 were as follows:

	For the Three Months Ended September 30, 2015	For the Three Months Ended September 30, 2014	For the Six Months Ended September 30, 2015	For the Six Months Ended September 30, 2014
President, Chief Executive Officer	$–	$1,500	$–	$3,000
Chief Financial Officer, Secretary and Treasurer	–	1,500	–	3,000
	$–	$3,000	$–	$6,000

On December 29, 2014, pursuant to the terms of the Stock Purchase Agreements, the former officers and stockholders forgave accrued compensation of $14,400. This amount was recorded as contributions to capital and recognized in additional paid in capital.

General and administrative expenses of $16,050 incurred during the six months ended September 30, 2015 consisted of filing fees of $3,513 (September 30, 2014: $4,590), accounting fees of $0 (September 30, 2014: $3,500, transfer agent fees of $1,300 (September 30, 2014: $12,512), office expenses of $6,143 (September 30, 2014: $3,852), office rent of $16,583 net of sublease income of $25,000 (September 30, 2014: $0), and bank charges of $0 (September 30, 2014: $183).

Professional fees increased from $15,500 during the six months ended September 30, 2014 to $41,418 during the six months ended September 30, 2015, and increase of $25,918. The increase in professional fees is due to the engagement of a team of professional securities attorneys for the preparation of our reports.

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

Net Losses

During the six months ended September 30, 2015 and 2014, we incurred net losses of $65,670 and $37,081, respectively, due to the factors discussed above.

Liquidity and Capital Resources

Working Capital

	September 30, 2015	March 31, 2015
Current Assets	$177,105	$89,870
Current Liabilities	$(297,234)	$(141,780)
Working Capital Deficiency	$(120,129)	$(51,910)

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

	For the Six Months Ended September 30, 2015	For the Six Months Ended September 30, 2014
Cash used in operating activities	$(73,745)	$(36,473)
Cash used in investing activities	(1,640)	–
Cash provided by financing activities	146,349	29,250
Net increase (decrease) in cash	$70,964	$(7,223)

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

Cash Flows from Operating Activities

The net cash used in operating activities of $73,745 for the six months ended September 30, 2015 was primarily the result of our net loss of $65,670 and changes in our operating assets and liabilities. These changes included an increase in prepaid expense of $5,068, rent deposits of $1,630, accrued interest payable of $3,350 and deferred rent of $570, and a decrease in accounts payable of $6,247. The increase in prepaid expenses was due to the payment of $10,000 annual fees to OTC Markets Group Inc. that covers a period from September 1, 2015 to August 31, 2016. As of September 30, 2015, the Company expensed a portion of these fees for the month of September in the amount of $1,667. The increase in deposits was due to utility deposits paid for six months ended September 30, 2015. The increase in accrued interest was due to additional interest accrued from outstanding loan from shareholder and related entity. The decrease in accounts payable represents professional fees charged to the Company that were paid during six months ended September 30, 2015.

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

Cash Flows from Investing Activities

The net cash used in investing activities of $1,640 for the six months ended September 30, 2015 represents funds used to purchase furniture for the Company.

We did not generate or use any cash from investing activities during the six months ended September 30, 2015.

Cash Flows from Financing Activities

During the six months ended September 30, 2015, the Company issued a revolving demand promissory note to Perfecular Inc., a related party owned and controlled by Desheng Wang, in the amount of $1,000,000 which will be used as operating capital and to engage management consultants who will help us identify potential growth opportunities to our existing business and present other strategic opportunities. We intend to investigate opportunities such as potentially acquiring other Internet marketing companies, or their assets (i.e., client lists), as well as investigate the possibility of acquiring part or all of one or more companies whose sales will be greatly enhanced by robust Internet marketing. The Company have received $959,925 pursuant to this note. As of September 30, 2015, the Company repaid 769,925 of the loan back to the related party, the outstanding balance was $190,000. As of the date of this filing, the Company repaid additional $40,000 of the loan back to the related party.

During the six months ended September 30, 2015, the Company repaid $20,000 loan to a related party.

The Company repaid $23,651 related to advances from a related party during the six months ended September 30, 2015.

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

Recent Accounting Pronouncements

See Note 2 to the Financial Statements.

Off Balance Sheet Arrangements

As of September 30, 2015, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation SK.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We were not subject to any legal proceedings during the six months ended September 30, 2015 and there are currently no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

No shares or common stock were sold during the six months ended September 30, 2015.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the six-month periods ended September 30, 2015 or 2014.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

Our common stock has been quoted on the OTC Bulletin Board and on the OTC Link since July 31, 2014 under the symbol “FCUV”.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

The following financial information is filed as part of this report:

(a)	(1) FINANCIAL STATEMENTS
(2) SCHEDULES
(3) EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit Number	Description

3.1	Articles of Incorporation. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on December 26, 2013.

3.2	Bylaws. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on December 26, 2013.

4.2	Subscription Agreement. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on December 26, 2013.

10.1	Consulting Agreement with MorePro Marketing, Inc. Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on January 5, 2015.

10.2	Stock Purchase Agreement dated December 29, 2014. Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on January 5, 2015.

10.3	Unsecured Demand Promissory Note dated February 25, 2015 in the amount of $100,000. Incorporated by reference to the Company’s 10-K Annual Report filed previously with the SEC.

10.4	Master Revolving Note dated May 21, 2015 in the amount of $1,000,000. Incorporated by reference to the Company’s 10-K Annual Report filed previously with the SEC.

10.5	Sublease Agreement with Perfecular Inc. dated April 20, 2015. Incorporated by reference to the Company’s Quarterly Statement filed on Form 10-Q on August 14, 2015.

31.1	Certification of CEO pursuant to Sec. 302

31.2	Certification of CFO pursuant to Sec. 302

32.1	Certification of CEO pursuant to Sec. 906

32.2	Certification of CFO pursuant to Sec. 906

101.INS**	XBRL Instances Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

Focus Universal Inc.

Date: November 12, 2015	By:	/s/ Desheng Wang Desheng Wang Chief Executive Officer

Date: November 12, 2015	By:	/s/ Desheng Wang Desheng Wang Chief Financial Officer

