Form 10-KT
period 2015-12-31
FOCUS UNIVERSAL INC.
filed 2016-03-29
CIK 1590418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

☒ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from March 31, 2015 to December 31, 2015

Commission file number 333-193087

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

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this From 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

As of March 28, 2016, the date immediately preceding the filing of this Annual Report, the aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing price of the Over-The-Counter QB of $1.75 per share, at which the common equity was sold, was $60,505,735.50.

The number of shares outstanding of the registrant’s common stock, $0.001 par value, outstanding as of March 28, 2016: 34,574,706.

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

ii

PART I

Item 1. BUSINESS

Company Background.

Focus Universal Inc. (the “Company”, “we”, “us” or “our”) is a Nevada corporation involved in two separate industries: (1) an online marketing, advertising and design provider; and (2) a provider of handheld sensor devices and wholesaler of various air filters.

We are based in the City of Industry, California, and were incorporated in Nevada in 2012. In December 2013, we filed an S-1 registration statement that went effective on March 14, 2014.

Our website is www.focusuniversal.com. Our website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

In our online marketing and advertising side, we offer a full range of web services, including web marketing services, social and viral marketing campaigns, search engine optimization consulting, custom web design, website usability consulting and web analytics implementation. We generate our revenue from providing these services to small and medium sized businesses. To date, we have focused on providing one-off services, such as development of a fully functioning website or creation of a marketing strategy plan, to small business clients.

Through a merger with Perfecular Inc, we have strategically expanded our services to the manufacture and marketing of high-tech electronic devices. We sell handheld sensor systems and filters wholesaler to distribution platforms and are working on developing a universal sensor node and gateway system that use the data processing capabilities of a smartphone to display readings of multiple probe modules. We are also researching the development of an anti-counterfeit authentication technology that we believe could address the problem of counterfeit production by attempting to authenticate consumer goods.

On December 29, 2014, Xu Tang and Desheng Wang, two non-affiliates, acquired over 90% equity of the Company. That same date, the current officers and directors, Ms. Tatyana Popova resigned as Chief Executive Officer and President of the Company and Ms. Elena Ignatenko resigned as Treasurer, Secretary, Chief Financial Officer, principal accounting officer, and principal financial officer of the Company. Upon such resignations, Desheng Wang was appointed as the Chief Executive Officer and Secretary of the Company, Xu Tang was appointed as the President of the Company, Yan Chen was appointed as the Senior Vice President, and Messrs. Wang, Tang, and Chen accepted such appointments.

On October 21, 2015 Xu Tang entered into a stock purchase agreement whereby he collectively sold 3,260,000 shares of the Company’s Common Stock to eight unrelated persons using private funds to purchase the shares. This represented at the time 49.5% of the Company’s outstanding common stock and represented a material change in control of the Company’s ownership.

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

Also effective as of October 21, 2015, Dr. Jennifer Gu and Dr. Edward Lee were appointed as directors of the Company, and Dr. Gu and Dr. Lee accepted such appointments. Thereupon, each of Xu Tang and Yan Chen resigned as directors of the Company. Accordingly, effective as of the 10th day after the accompanying Information Statement is filed with the Securities and Exchange Commission and transmitted to the shareholders of the Company, each of Dr. Jennifer Gu and Dr. Edward Lee would become members of the Board of Directors, and the entire Board of Directors would consist of Dr. Desheng Wang, Dr. Jennifer Gu, and Dr. Edward Lee.

We generate our revenue from providing services that include marketing, advertising and website design to small and medium sized businesses. To date, we have focused on providing one-off services, such as development of a fully functioning website or creation of a marketing strategy plan, to small business clients. Through the engagement of MorePro Marketing, Inc., we plan to expand our service offerings to include subscription-based service packages. In 2015, we leased a warehouse in Los Angeles County, California. We have relocated our headquarters to the Los Angeles area and to expand our existing operations and grow the company. We sublease part of the warehouse space to Perfecular Inc. With expanding the sale of Perfecular’s products through successful Internet marketing campaigns, we believe we will increase their marketing from direct business to business sales, to online and internet markets that they have previously not utilized.

Our current products and services include:

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

Scientific Instrument Research and Development and Sales

Industry Background

Through our acquisition of Perfecular Inc., we have entered into the scientific instrument industry. Engineers and scientists use instrumentation to observe, understand, and manage real-world data and phenomena, events, and processes related to their industries or areas of expertise. Instrumentation systems measure and control electrical signals, such as voltage, current and power, as well as temperature, pressure, speed, flow, volume, torque, light sensing, and vibration for example. Common general-purpose instruments include, for example, voltmeters, signal generators, oscilloscopes, data loggers, spectrum analyzers, cameras, and temperature and pressure monitors and controllers.

Systems that perform measurement and control can be generally categorized as test, measurement, and embedded systems. These systems access real-world phenomena and are used throughout the research, design, manufacture, and service phases of a wide variety of products and applications.

Historically, consumers, including engineers and scientists, have used a variety of high-cost systems that operated independently and could be difficult to customize. Due to the limitations of these systems, adapting them to changing needs can be expensive and time consuming, and users must often purchase multiple single-purpose instruments, controllers, loggers, and other peripherals.

Our Approach to Measurement and Sensing

We offer a different approach that links handheld devices and sensors with common smartphone computing power through an application on the smartphone in both IOS and Android devices. Tapping into the computing power of a smartphone enables a measurement device to increase its capabilities.

We also offer an array of traditional handheld meters through our wholesale distribution platform.

Filter and Handheld Meter Wholesaler

We are a wholesaler of various filtration products and digital meters. We source our products from manufacturers in China and then sell to a major U.S. distributor who resells our products directly to consumers through retail distribution channels. Specifically, we sell the following products.

Fan Speed Adjuster device. We provide a fan speed adjuster device to retailers and distributors. Designed specifically for centrifugal fans with brushless motors, our adjuster device helps ensure longer life by preventing damage to fan motors by adjusting the speed of centrifugal fans without causing the motor to hum. These devices are rated for 350 watts max, have 120VAC voltage capacity and feature an internal, electronic auto-resetting circuit breaker.

Carbon filter devices. We also sell two types of carbon filter devices to distributors. These Carbon filter devices are professional grade filters specifically designed and used to filter air in greenhouses that might be polluted by fermenting organics. One of these filters can be attached to a centrifugal fan to scrub the air in a constant circle or can be attached to an exhaust line as a single pass filter, which moves air out of the growing area and filters unwanted odors and removes pollens, dust, and other debris in the air. The other filter is designed to be used with fans from 0-6000 C.F.M.

HEPA filtration device. We provide an organic air high efficiency particulate arrestance (“HEPA”) filtration device at wholesale prices to distributors and retailers. Manufactured, tested, certified, and labeled in accordance with current HEPA filter standards, this device is targeted towards greenhouses and grow rooms and designed to keep insects, bacteria, and mold out of grow rooms. We sell these devices in various sizes.

Digital light meter. We provide a handheld digital light meter that is used to measure luminance in fc units, or foot-candles. The meter we sell is designed to be full cosine corrected for the angular incidence of light (meaning if you are not holding the sensor perpendicular to the light source, the sensor will still read the light correctly). The meter has a built-in low battery indicator and is designed to accurately measure to 40,000 FC.

Quantum par meter. We provide a handheld quantum par meter used to measure photosynthetically active radiation (“PAR”). This fully portable handheld PAR meter is designed to measure PAR flux in wavelengths ranging from 400 to 700 nm. It is designed to measure up to 10,000 umol.

Ubiquitor Wireless Universal Sensor Device

Our “Ubiquitor,” device will be a handheld fully modular system with a universal sensor node and gateway system that will use a smartphone as the output display module that displays the readings of various probe modules. We have initial functioning prototype devices created and intend to develop this into full-scale production. The Ubiquitor will be a wireless sensor device that combines measuring tools with smartphone technology to quickly deliver sensor node data on desktop and mobile phone screens. The Ubiquitor’s sensor analytics system will integrate event-monitoring, storage and analytics software in a cohesive package that provides a holistic view of sensor data it is reading.

The physical hardware consists of:

1.	The sensor probes, which come in hundreds of different varieties of sensor instruments in the form of a USB stick, with both male and female ports; and
2.	The main hardware gateway, a small cell phone size device with integrated circuits.

This device can connect up to 2.5 kilometers of sensor instruments, and integrate data using embedded software to display the data and all analytics onto a digital screen (desktop or mobile displays) using a Wi-Fi connection. Most types of probes can connect to the hardware. If the sensor size is bigger than the standard probe size, it is possible to simply use a USB cable to connect the probe and the hub. All data and analytics are displayed on a single screen, with tools that record and keep track of all measurements, and sort and display analytic information in easy to read charts.

The Ubiquitor is a general platform that collects data in real time, up to 100hz per second, and thus is intended to be adapted to many industry uses.

The Ubiquitor is a multipurpose wireless intelligent sensor device. It’s greatest advantage is universal compatibility. Currently, the Ubiquitor device could simultaneously accommodate more than 256 different types of sensor heads. Users could use their smartphones to simultaneously operate and monitor over 256 kinds of sensor readings. With Perfecular’s technology, users only need to obtain the sensor heads, facilitating ease and convenience of use. Using a smartphone, users can collect and analyze data in real time.

By using the smartphone as a substitute platform, we believe we will achieve the following efficiencies:

1.	Cut production costs. Smartphone technology will advance and become more widely used than the vast majority products on the small sensor device market. By utilizing smartphone technology, the Ubiquitor will add superior functionality and performance, vastly improving the product’s quality and cutting production costs from 70% to 90%.
2.	Reduce the effort required to develop a new sensor product. With the Ubiquitor, we believe that there will be no need for device manufacturers to research and develop the new monitoring and operating components because they will just need to develop new sensor heads based on our software technology.
3.	Reduce clutter. It is anticipated that the Ubiquitor dispenses with the hassle of hooking up cables, since it is based on wireless transmission of data.

Strategy

The Company’s long-term goal is to create a new standard for sensor instruments, and change the current single function meter concept into a new expandable and scalable industry standard. Traditional devices or instruments have their own sensors or probes, these sensors or probes cannot be interchangeable or compatible among each other, even the same sensors, very few instruments or devices can change their sensors without changing the entire devices. There is huge demand for the universal devices which works and are compatible all sensors in any combination. We believe our prototype Ubiquitor device can change its sensors without changing devices because we intend to tap into the computing and processing power of modern smartphones through a mobile application that will work in conjunction with the Ubiquitor. We also intend to devote time and resources to research, develop, and convert various sensors that are currently being distributed to be compatible with our Ubiquitor.

Our goals over the next three years include:

•	Raise capital to move to full manufacturing and production for our Ubiquitor device;
•	Partner with manufacturers and promote the adoption of our Ubiquitor platform;
•	Acquire a stable market share of the handheld wireless sensor device market;
•	Continue to develop market share in our wholesale distribution of sensors and filters; and
•	Utilize our internet marketing strategies to market our handheld sensors and filters.

In order to achieve these goals, we intend to focus on the following initiatives:

•	Position the Ubiquitor product as the industry standard in universal wireless sensor reading technology;
•	Establish strategic supply chain channels to facilitate efficient production operations; and
•	Communicate the product and service differentiation through direct networking and effective marketing.

Distribution Method

We intend to continue engage in relationships with Chinese manufacturers and then distribute our products to distributors and retailers directly from the Chinese manufacturers and then we intend to distribute the Ubiquitor by selling directly to traditional instrument manufacturers. We believe that traditional instrument manufacturers will adopt this technology since the Ubiquitor device is intended to consolidate various other sensors.

We intend to manufacture and market the Ubiquitor and sell it directly to consumers or distributors using internet marketing and also using channels such as Amazon.com and to launch the product through crowdfunding sites like indiegogo and kickstarter.com. We also intend to establish a marketing department overseas in China.

Raw Materials

The electronic components used in the Ubiquitor are common and can be easily purchased. Production and assembly lines are also available worldwide.

Manufacturing and Production

We have a limited production facility in California where small and medium sized circuit board production can take place until we have enough sales to convert manufacturing to a large-scale manufacturing facility in China, where we have key strategic relationships with manufacturing facilities.

Competitors

There are several competitors we have identified in the wireless sensor node industry, including traditional instruments or devices manufacturers such as Hanna Instruments or Extech Instruments.

Hach developed and launched SC1000 Multi-parameter Universal Controller, a probe module for connecting up to 8 SC sensors and their products are not compatible with smart phones yet and we believe their price-point is still prohibitive to consumers.

Monnit Corporation offers a range of wireless or remote sensors. Many of Monnit’s products are web-based wireless sensors usually are not portable because of the power consumption. Also, the sensors real-time updates are slow and we believe security of the web-based sensor data acquisition also may be a concern. In addition to purchasing the device, consumers usually have to pay monthly fee for using web-based services.

We are not trying to compete with traditional instruments or device manufacturers because we utilize our Ubiquitor universal smart device in conjunction with our generic instruments smartphone application, which we believe will be a completely different product category.

Patent, Trademark, License and Franchise Restrictions and Contractual Obligations and Concessions

On January 20, 2016 we filed provisional patent application number 62/281,104 with attorney docket number PER1.PAU.01.0 and Confirmation No. 2212. This provisional patent application protects the Ubiquitor universal sensor device. We do not own, either legally or beneficially, any trademarks.

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

Employees

As of the date of this Annual Report we have seven full-time and two part-time employees, the Company’s officers, our President Dr. Edward Lee, our Chief Executive Officer and Secretary Desheng Wang. Our officers and directors are responsible for planning, developing and operational duties, and will continue to do so throughout the early stages of our growth. Our seven full-time employees are working in the warehouse orchestrating the development and distribution of our handheld sensor devices as well as our filters.

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

We were incorporated on December 4, 2012, and as of December 31, 2015 have realized $53,898 in revenues, incurred $21,775 in cost of revenue and $244,216 in operating costs since inception (December 4, 2012). As of December 31, 2015, we had deficit accumulated during the development stage of $216,810. We have a limited operating history upon which an evaluation of our future success or failure can be made. Based upon current plans, we expect to continue generating revenues. However, our revenues may not be sufficient to cover our operating costs. We cannot guarantee that we will be successful in generating significant revenues in the future. Failure to achieve a sustainable sales level will cause us to go out of business.

We require significant funding to manufacture and market our Ubiquitor wireless sensor.

We require USD 20 million to fund the manufacturing and marketing strategy for our product. Once we achieve this fund raising goal, we intend to position ourselves in the small device market, establishing the price at below a few hundred dollars. Due to superior functionality and low price, we expect to capture this section of the market fairly easily, while our product and service matures, and the Company becomes better known, we will seize the high-end market. None of this will be possible if we fail to obtain the funding we require.

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

Our future success will depend in part on the continued service of key personnel, particularly, Desheng Wang our Chief Executive Officer and our President Edward Lee.

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

Product Manufacturing and Procurement

We have fully outsourced all manufacturing and have no direct control over the manufacturing processes of our products. This lack of control may increase quality or reliability risks and could limit our ability to quickly increase or decrease production rates.

Demand for our products and services depend on our currently unproven ability to create and maintain superior operational efficiencies

Our future operating results will depend upon our ability to provide our products or services and to operate profitably in an industry characterized by intense competition, rapid technological advances and low margins. This, in turn, will depend on a number of factors, including:

•	Our ability to generate significant sales and profit margin from the Ubiquitor device;
•	Worldwide market conditions and demand for web services, sensor devices and other products we may continue to add as we move forward;
•	Our success in meeting targeted availability dates for our products and services;
•	Our ability to develop and commercialize new intellectual property and to protect existing intellectual property;
•	Our ability to maintain profitable relationships with our distributors, retailers and other resellers;
•	Our ability to maintain an appropriate cost structure;
•	Our ability to attract and retain competent, motivated employees;
•	Our ability to comply with applicable legal requirements throughout the world; and
•	Our ability to successfully manage litigation, including enforcing our rights, protecting our interests and defending claims made against us.

These factors are difficult to manage, satisfy and influence and we cannot provide any assurance that we will be able to sustain profits in the future.

Our Ubiquitor Product could fail to gain traction in the marketplace for a number of reasons that would adversely impact our financial results and cause our investors to lose money

Future successful sales of our Ubiquitor entail numerous risks such as:

•	Any lack of market acceptance of the Ubiquitor;
•	Failure to maintain acceptable arrangements with product suppliers, particularly in light of lower than anticipated volumes;
•	Manufacturing, technical, supplier, or quality-related delays, issues or concerns, including the loss of any key supplier or failure of any key supplier to deliver high quality products on time;
•	Competition;
•	Potential declines in demand for sensor devices; and
•	Risks that third parties may assert intellectual property claims against our products.

In order to compete successfully, we must accurately forecast demand, closely monitor inventory levels, secure quality products, continuously drive down costs, meet aggressive product price and performance targets, create market demand for our brand and hold sufficient, but not excess, inventory.

Risk related to using the smartphone as a substitute platform

There is a risk that the market will not receive the smartphone technology, which we will be using as our platform. The vast majority of products on the small sensor device market do not currently use smartphones to collect and analyze sensor data. There is no guarantee that using smartphone technology will cut production costs and be well received. If our platform using smartphone technology is not well received, there is a risk that device manufacturers will develop new monitoring and operating components that are incompatible with our current platform instead of developing the traditional sensor heads that are compatible with our technology. Updating our platform to stay compatible with new components could increase our costs unexpectedly.

Using wireless transmission technologies such as WI-FI and Bluetooth may create security risks

There is also a risk of failure based on the wireless transmission of data used by our smartphone platform. If there is instability in a wireless network, Bluetooth sensor, or other network problems that are out of our control, our new platform may not be well received. Our smartphone platform relies on the wireless transmission of data through WIFI networks and Bluetooth sensors. These networks are often deemed less secure than a hard-wired network. The security of a wireless network is often out of our control. However, any breach of security could result in the market and sensor device manufacturers to fail to embrace our platform.

Our business involves the use, transmission and storage of confidential information, and the failure to properly safeguard such information could result in significant reputational harm.

We may at times collect, store and transmit information of, or on behalf of, our clients that may include certain types of confidential information that may be considered personal or sensitive, and that are subject to laws that apply to data breaches. We believe that we take reasonable steps to protect the security, integrity and confidentiality of the information we collect and store, but there is no guarantee that inadvertent or unauthorized disclosure will not occur or that third parties will not gain unauthorized access to this information despite our efforts to protect this information, including through a cyber-attack that circumvents existing security measures and compromises the data that we store. If such unauthorized disclosure or access does occur, we may be required to notify persons whose information was disclosed or accessed. Most states have enacted data breach notification laws and, in addition to federal laws that apply to certain types of information, such as financial information, federal legislation has been proposed that would establish broader federal obligations with respect to data breaches. We may also be subject to claims of breach of contract for such unauthorized disclosure or access, investigation and penalties by regulatory authorities and potential claims by persons whose information was disclosed. The unauthorized disclosure of information, or a cyber-security incident involving data that we store, may result in the termination of one or more of our commercial relationships or a reduction in client confidence and usage of our services. We may also be subject to litigation alleging the improper use, transmission or storage of confidential information, which could damage our reputation among our current and potential clients and cause us to lose business and revenue.

Company Operations, Component Supplies and Inventory

It may be difficult to negotiate or maintain favorable pricing, supply, business or credit terms with our potential vendors, suppliers and service providers. In addition, product manufacturing costs may increase if we fail to achieve anticipated volumes. There can be no assurance that we will be able to successfully manage these risks. In summary, we can offer no assurance that we will be able to obtain a sufficient (but not excess) supply of products on a timely and cost effective basis. Our failure to do so would lead to a material adverse impact on our business.

The lack of public company experience of our management team could adversely impact our ability to comply with the reporting requirements of U.S. securities laws.

Dr. Wang lacks public company experience, which could impair our ability to comply with legal and regulatory requirements such as those imposed by Sarbanes-Oxley Act of 2002. Our CEO and CFO have never been responsible for managing a publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our ability to comply with the reporting requirements of the Securities Exchange Act of 1934, as amended, which is necessary to maintain our public company status. If we were to fail to fulfill those obligations, our ability to continue as a U.S. public company would be in jeopardy in which event you could lose your entire investment in our company.

Our officers, directors, consultants and advisors are involved in other businesses and not obligated to commit their time and attention exclusively to our business and therefore they may encounter conflicts of interest with respect to the allocation of time and business opportunities between our operations and those of other businesses.

Our President Mr. Desheng Wang is currently involved in other businesses and not obligated to commit his time and attention exclusively to our business and, accordingly, he may encounter conflicts of interest in allocating his own time, or any business opportunities that he may encounter, between our operations and those of other businesses. Furthermore, if the execution of our business plan demands more time than is currently committed by him, he will be under no obligation to commit such additional time, and his failure to do so may adversely affect our ability to carry on our business and successfully execute our business plan.

Another example of a conflict of interest is so called “self-dealing" transactions. The director of Perfecular is dealing with himself, and may not reach an agreement that is fair to the company, e.g. his remuneration for serving as officer of the Company. If a conflict-of-interest transaction is negotiated and approved, in a manner that approximates arms-length negotiations, the transaction is accepted unless a shareholder proves in court that the transaction is not entirely fair to the company. The burden is on the shareholder to show lack of entire fairness. Otherwise, the transaction is considered invalid if challenged, unless the director proves in court that the transaction is entirely fair to the company. The burden is on the director to show entire fairness.

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

Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or the NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors’ independence, audit committee oversight, and the adoption of a code of ethics. We have not yet adopted any of these other corporate governance measures and since our securities are not yet listed on a national securities exchange, we are not required to do so. Our Board of Directors is comprised of one individual. As a result, we do not have independent directors on our Board of Directors.

We have not adopted corporate governance measures such as an audit or other independent committee of our board of directors, as we presently do not have independent directors on our board. If we expand our board membership in future periods to include additional independent directors, we may seek to establish an audit and other committee of our board of directors. It is possible that if our Board of Directors included independent directors and if we were to adopt some or all of these corporate governance measures, stockholders would benefit from somewhat greater assurance that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, at present in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages or employment contracts to our officers are made by a director who has an interest in the outcome of the matters being decided.

However, as a general rule, the board of directors, in making its decisions, determines first that the terms of such transaction are no less favorable to us that those that would be available to us with respect to such a transaction from unaffiliated third parties. The company executes the transaction between executive officers and the company once approved by the Board of Directors.

Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

We have concluded that we have not maintained effective internal control over financial reporting through the year ended December 31, 2015. Significant deficiencies and material weaknesses in our internal control could have material adverse effects on us.

It is important for us to maintain effective internal control over financial reporting, which is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

We currently have identified significant deficiencies in our internal control over financial reporting that, if not corrected, could result in material misstatements of our financial statements.

In connection with the audit of our financial statements as of and for the year ended March 31, 2015, we identified significant deficiencies in our internal control over financial reporting and a general understanding of U.S. GAAP. As such, there is a reasonable possibility that a misstatement of our financial statements will not be prevented or detected on a timely basis.

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

We are working to remediate the deficiencies or material weaknesses. We have taken steps to enhance our internal control environment and plan to take additional steps to remediate the material weaknesses. Specifically:

•	We have hired additional outside consultants and will fire qualified personnel in our accounting department, especially to add an experienced accountant in a controller capacity. We will continue to evaluate the structure of the finance organization and add resources as needed;

•	we are implementing additional internal reporting procedures, including those designed to add depth to our review processes and improve our segregation of duties;

•	we are updating our systems so that we may collect the necessary information to enable us to more effectively monitor and comply with applicable filing requirements on a timely basis;

•	we are in the process of documenting, assessing and testing our internal control over financial reporting as part of our efforts to comply with Section 404 of the Sarbanes-Oxley Act.

Although we plan to complete this remediation process as quickly as possible, we are unable, at this time to estimate how long it will take, and our efforts may not be successful in remediating the deficiencies or material weaknesses.

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

Because one of our Directors, who is also our sole promoter, owns over 49% of our outstanding common stock he could make and control corporate decisions that may be disadvantageous to other minority shareholders.

One of our Directors owns over 49% of the outstanding shares of our common stock as of the date of this reporting. Accordingly, Directors have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets. They also have the power to prevent or cause a change in control. The interests of our directors may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

Our executive officers and directors collectively have the power to control our management and operations, and have a significant majority in voting power on all matters submitted to the stockholders of the company.

Management currently beneficially owns a majority of our outstanding common stock. Consequently, management has the ability to influence control of the operations of the Company and, acting together, will have the ability to influence or control substantially all matters submitted to stockholders for approval, including:

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

As of March 28, 2016, we had 34,574,706 shares of common stock outstanding and no shares of preferred stock outstanding. We are authorized to issue up to 75,000,000 shares of common stock and no shares of preferred stock. To the extent of such authorization, our Board of Directors will have the ability, without seeking stockholder approval, to issue additional shares of common stock or preferred stock in the future for such consideration as the Board of Directors may consider sufficient. The issuance of additional common stock or preferred stock in the future may reduce your proportionate ownership and voting power.

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

Our common stock is listed on the over-the-counter exchange, and is thinly traded. As a result, stockholders may be unable to liquidate their investments, or may encounter considerable delay in selling shares of our common stock. If an active trading market does develop, the market price of our common stock is likely to be highly volatile due to, among other things, the nature of our business and because we are a new public company with a limited operating history. Further, a few individual stockholders dominate our shares. The limited trading volume subjects the price of our common stock to manipulation by one or more stockholders and will significantly limit the number of shares that one can purchase or sell in a short period of time. The market price of our common stock may also fluctuate significantly in response to the following factors, most of which are beyond our control:

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

If our existing stockholders sell substantial amounts of our common stock in the public market, then the market price of our common stock could decrease significantly. The perception in the public market that our stockholders might sell shares of common stock also could depress the market price of our common stock. There are approximately 34,574,706 shares of our common stock outstanding, of which approximately 610,000 shares are currently freely tradable. We may in the future issue and register additional shares of our common stock that might be freely transferable at the time of such transaction.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

We entered into a two-year Lease Agreement in a multi-tenant warehouse facility in Los Angeles County whereby we pay $7,699 per month starting on April 20, 2015 to April 30, 2017. On May 1, 2016 the monthly lease payment will increase to $7,930 per month.

Item 3. LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

Item 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

On September 23, 2014, our common stock was verified for trading on OTCQB under the trading symbol FCUV. Prior to that time, there was no public market for our stock. The following table sets forth for the indicated periods the high and low intra-day sales price per share for our common stock on the OTCQB for the third and fourth quarter of 2014 and for the four quarters of 2015.

	High	Low
2014: Third Quarter	$0.01	$0.01
2014: Fourth Quarter	$0.05	$0.01
2015: First Quarter	$2.00	$0.05
2015: Second Quarter	$3.05	$1.50
2015: Third Quarter	$3.05	$3.00
2015: Fourth Quarter	$3.05	$3.05

Holders.

As of December 31, 2015, there were 45 record holders (including our two directors) of 34,574,706 shares of the Company's common stock.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the nine months ended December 31, 2015 or the years ended March 31, 2015, 2014 or the period from December 4, 2012 (inception) to March 31, 2013.

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

Results of Operations

For the nine months ended December 31, 2015 compared to the nine months ended December 31, 2014 (unaudited)

Revenue, cost of sales and gross profit

Our gross revenue from online marketing and consulting services for the nine months ended December 31, 2015 and December 31, 2014 was $17,848 and $20,150, respectively. Our cost of revenues for the nine months ended December 31, 2015 and December 31, 2014 was $6,075 and $9,000, respectively, resulting in a gross profit of $11,773 and $11,150 for the nine months ended December 31, 2015 and December 31, 2014, respectively.

All of our revenues are derived from custom web design, development of online and social media strategy, advertising campaign planning and social media consulting. All the work, except web development, was performed by our former officers and directors until the first quarter of 2015 at which point the work was performed by our third party consulting firm MorePro Marketing, Inc. An independent third party contractor performed the web development. We do not have long-term contracts with any of our clients and rely on signing new clients in order to generate additional revenues

Through a merger with Perfecular Inc, we have strategically expanded our services to the manufacture and marketing of high-tech electronic devices. We will wholesale handheld sensor systems and filters to distributers and other retail chain stores. We are also working on development of a universal sensor node and gateway system that uses the data processing capabilities of a smartphone to display readings of multiple probe modules. We are also researching the development of an anti-counterfeit authentication technology that we believe could address the problem of counterfeit production by attempting to authenticate consumer goods.

Operating Expenses

The major components of our operating expenses for the nine months ended December 31, 2015 and December 31, 2014 are outlined in the table below:

	Nine Months Ended December 31, 2015	Nine Months Ended December 31, 2014	Increase (Decrease) $

General and administrative	$45,517	$38,920	$11,097
Compensation - officers	–	9,000	(9,000)
Professional fees	71,153	12,000	54,653
	$116,670	$59,920	$56,750

The increase in our operating costs for nine months ended December 31, 2015, compared to nine months ended December 31, 2014, was due to an increase in our corporate activities, an increase in expenses related to implementation of our business plan and an increase in professional fees. General and administrative expenses of $45,517 represent office rent of $25,409 (December 31, 2014: $1,227), miscellaneous office expenses of $10,864 (December 31, 2014: $6,448), filing fees of $6,528 (December 31, 2014: $6,580) and transfer agent fees of $2,718 (December 31, 2014: $13,137). Professional fees represent audit and accounting fees of $20,950 (December 31, 2014: $12,000) and legal fees of $50,203 (December 31, 2014: $0).

Until December 29, 2014, the former President of the Company provided management consulting services to the Company. During the nine months ended December 31, 2015, management consulting services of $0 (December 31, 2015: $9,000) were charged to operations.

Net Losses

During the nine months ended December 31, 2015 and 2014, we incurred net losses of $109,615 and $48,770, respectively, due to the factors discussed above.

Liquidity and Capital Resources

Working Capital

	As of December 31, 2015	As of March 31, 2015
Current Assets	$1,005,437	$89,870
Current Liabilities	$(499,656)	$(141,780)
Working Capital (Deficit)	$505,781	$(51,910)

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

	For the nine months ended December 31, 2015	For the nine months ended December 31, 2014

Cash provided by (used in) operating activities	$123,313	$(63,253)
Cash used in investing activities	$(1,640)	$–
Cash provided by financing activities	$632,335	$55,981
Net increase (decrease) in cash	$754,008	$(7,272)

Due to the merger with Perfecular Inc. we anticipate that for the next 12 months we will be generating cash from more diversified revenue stream as mentioned under Item 1, Company Background. We believe that our cash generated from operations and cash on hand will provide sufficient capital to fund our operations and meet our cash needs on a short term and long-term basis for the next twelve months. We intend to finance our internal growth with cash on hand, cash provided from operations, borrowings, debt or equity offerings, or some combination thereof to expand our business so that we can meet our cash needs.

Cash Flows from Operating Activities

Our cash flows from operating activities represent the most significant source of funding for our operations. The primary use of our operating cash include funding general operating expenses (marketing, travel, legal and professional expenses, and office rent) and cost of revenues. Our cash provided by operating activities generally follows the trend in our net revenues and operating results.

Our net cash generated by operating activities of $123,313 for the nine months ended December 31, 2015 was primarily the result of our net loss of $109,615 largely offset for cash flow purposes by changes in our operating assets and liabilities. These changes include an increase in accounts receivable of $106,889, inventories of $51,174, prepaid expense of $3,096, rent deposit of $1,630, accounts payable and accrued liabilities of $267,072, and customer deposit of $140,029, and a reduction in accounts payable to related parties of $12,927. The increase in accounts receivable, inventories, accounts payable and accrued expense, and customer deposit was due to the merger with Perfecular Inc. on December 31, 2015. The increase of prepaid expenses was due to the payment of $10,000 annual fees to OTC Markets Group Inc. that covers a period from September 1, 2015 to August 31, 2016. As of December 31, 2015, the Company expensed a portion of these fees in the amount of $6,668. The increase in deposits was due to utility deposits paid for nine months ended December 31, 2015.

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

Cash Flows from Investing Activities

The net cash used in investing activities of $1,640 for the nine months ended December 31, 2015 represents funds used to purchase furniture for the Company.

We did not generate or use any cash from investing activities during the nine months ended December 31, 2014.

Cash Flows from Financing Activities

The Company borrowed short-terms loans from its shareholders for a total of $19,533.

Perfecular borrowed $63,369 during the nine months ended December 31, 2015, from a related party entity, Vitashower, Corp., which is under common ownership and management.

During the nine months ended December 31, 2015, the Company repaid $20,000 loan to a related party.

During the nine months ended December 31, 2015, the Company repaid $100,000 loan to a shareholder.

On December 30, 2015, the Company issued 27,994,706 shares of common stock to shareholders of Perfecular Inc. to acquire all of the issued and outstanding shares of Perfecular’s common stock in 47.6333 to one exchange ratio. Total proceeds received from this transaction amounted to $669,433.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FOCUS UNIVERSAL INC. AND SUBSIDIARY

AS OF DECEMBER 31, 2015 AND MARCH 31, 2015, AND FOR THE NINE MONTHS ENDED DECEMBER 31, 2015 AND 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Focus Universal Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of Focus Universal Inc. as of December 31, 2015, and the related consolidated statements of operations, stockholders’ equity, and cash flows for nine month ended December 31, 2015. Focus Universal Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Focus Universal Inc. as of December 31,, 2015, and the results of its operations and its cash flows for nine month ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/S/ DYH & Company

Irvine, California

March 28, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Focus Universal Inc.

8275 S. Eastern Ave., Ste. 200-674

Las Vegas, NV 89123

We have audited the accompanying balance sheet of Focus Universal Inc. (a development stage company) as of March, 31 2015 and the related statements of operations, changes in stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Focus Universal Inc. as of March 31, 2015 and the related statements of operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Cutler & Co., LLC

Wheat Ridge, formerly Arvada, Colorado

July 28, 2015

9605 West 49th Ave. Suite 200 Wheat Ridge, Colorado 80033 ~ Phone 303-968-3281 ~ Fax 303-456-7488

www.cutlercpas.com

FOCUS UNIVERSAL INC AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

ASSETS	December 31, 2015	March 31, 2015
CURRENT ASSETS
Cash and cash equivalents	$832,013	$78,005
Accounts receivable	$106,889	–
Inventories	$51,574	–
Prepaid expenses	$14,961	$11,865
Total Current Assets	$1,005,437	$89,870

Property and equipment, net	1,408	–

Other assets:
Deposits	24,726	23,096

Total assets:	$1,031,571	$112,966

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$275,925	$8,853
Due to related party	–	$12,448
Accrued interest payable	–	$479
Customer deposit	$140,029	–
Loan from related party	$63,369	$20,000
Loan from stockholders	$19,533	$100,000
Income taxes payable	$800	–
Total Current Liabilities	$499,656	$141,780
Non-current Liabilities
Deferred rent	$911	–

Total Liabilities	$500,567	$141,780

Commitments and Contingencies
Stockholders' Equity (Deficit):
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 34,574,706 and 6,580,000 shares issued and outstanding as of December 31, 2015 and March 31, 2015	$34,575	$6,580
Additional paid-in capital	$713,239	$71,801
Accumulated deficit	$(216,810)	$(107,195)
Total stockholders' equity (deficit)	$531,004	$(28,814)

Total Liabilities and Stockholders' Equity	$1,031,571	$112,966

The accompanying notes are an integral part of these consolidated financial statements.

FOCUS UNIVERSAL INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine months ended December 31, 2015 (Audited)	Nine months ended December 31, 2014 (Unaudited)	For the Year ended March 31, 2015 (Audited)
Revenue	$17,848	$20,150	$20,150
Cost of Revenue	$6,075	$9,000	$10,700

Gross Profit	$11,773	$11,150	$9,450

Operation Expenses:
Compensation - officers	–	$9,000	$9,000
General and administrative	$45,517	$38,920	$40,506
Professional fees	$71,153	$12,000	$44,285
Total Operating Expenses	$116,670	$59,920	$93,791

Loss from Operations	$(104,897)	$(48,770)	$(84,341)

Other Income (Expense)
Interest expense, net	$(3,918)	–	–
Other income	–	–	–
Other expense	–	–	–
Total other expense	$(3,918)	–	–

Loss before income taxes	$(108,815)	$(48,770)	$(84,341)
Income tax provision	$800	–	–
Net Loss	$(109,615)	$(48,770)	$(84,341)

Net Loss per common share
Basic and diluted	$(0.02)	$(0.00)*	$(0.00)*

Weight Average Number of Common Shares Outstanding - Basic and Diluted	6,681,799	6,494,545	6,473,973

* Denotes a loss of less than $(0.01) per share

The accompanying notes are an integral part of these consolidated financial statements.

FOCUS UNIVERSAL INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHODERS' EQUITY(DEFICIT)

FOR THE PERIOD FROM MARCH 31, 2014 TO DECEMBER 31, 2015

			Common	Additional		Total Stockholders'
	Common stock		Stock	Paid-In	Accumulated	Equity
Description	Shares	Amount	Subscription	Capital	Deficit	(Deficit)

Balance - March 31, 2014 - audited	4,000,000	$4,000	$3,000	$–	$(22,854)	$(15,854)

Common stock issued for cash at $0.0125 per share	2,580,000	2,580	–	29,670	–	32,250

Common stock subscription at $0.0125 per share	–	–	(3,000)	–	–	(3,000)

Forgiveness of advances from former stockholders and accrued compensation officers	–	–	–	42,131	–	42,131

Net loss for the year	–	–	–	–	(84,341)	(84,341)

Balance - March 31, 2015 - audited	6,580,000	6,580	–	71,801	(107,195)	(28,814)
						–
Net loss for the period	–	–	–	–	(109,615)	(109,615)

Common stock issued in exchange for 587,713 shares of Perfecular Inc. common stock	27,994,706	27,995	–	641,438	–	669,433

Balance - December 31, 2015 - audited	34,574,706	$34,575	$–	$713,239	$(216,810)	$531,004

The accompanying notes are an integral part of these consolidated financial statements.

FOCUS UNIVERSAL INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended December 31, 2015 (Audited)	Nine months ended December 31, 2014 (Unaudited)
Cash Flows from Operating Activities:
Net Loss	$(109,615)	$(48,770)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	232	–
Changes in Operating Assets and Liabilities:
Accounts receivable	(106,889)	–
Inventories	(51,574)	–
Prepaid expenses	(3,096)	(6,538)
Deposits	(1,630)	–
Accounts payable and accrued liabilities	267,072	(16,945)
Accounts payable - related party	(12,927)	9,000
Customer deposit	140,029	–
Income taxes payable	800	–
Deferred rent	911	–
Net Cash Flows from Operating Activities	123,313	(63,253)

Cash Flows from Investing Activities:
Purchase of property and equipment	(1,640)	–
Net Cash Flows from Investing Activities	(1,640)	–

Cash Flows from Financing Activities:
Proceeds from sale of common stock	–	29,250
Proceeds from related party borrowing	63,369	26,731
Repayment to related parties	(20,000)	–
Proceeds from shareholders loan	19,533	–
Repayment to shareholders	(100,000)	–
Proceeds from issuing stock	669,433	–
Net Cash Flows from Financing Activities	$632,335	$55,981

Net Change in Cash and Cash Equivalents	$754,008	$(7,272)

Cash and cash equivalents - Beginning of Period	$78,005	$7,408

Cash and cash equivalents - End of Period	$832,013	$136

Supplemental Disclosures for Statement of Cash Flows:
Interest paid	$3,150	–
Income tax paid	–	–

Supplemental Disclosures of Non-cash Investing and Financing Activities:
Forgiveness of debt from former stockholder and officer – accrued compensation	–	15,400
Forgiveness of debt from former stockholder and officer – advances from stockholders	–	26,731

 The accompanying notes are an integral part of these consolidated financial statements.

FOCUS UNIVERSAL INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Information for the Nine Months ended December 31, 2014 is unaudited)

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

Effective immediately on December 29, 2014, Ms. Popova resigned as Chief Executive Officer and President of the Company and Ms. Ignatenko resigned as Treasurer, Secretary, Chief Financial Officer, principal accounting officer, and principal financial officer of the Company. Upon such resignations, Desheng Wang was appointed as the Chief Executive Officer and Secretary of the Company, Xu Tang was appointed as the President of the Company, Yan Chen was appointed as the Senior Vice President, and Messrs. Wang, Tang, and Chen accepted such appointments.

On October 21, 2015, Xu Tang entered into a stock purchase agreement whereby he collectively sold his entire 3,260,000 shares of the Company’s Common Stock to eight persons using private funds to purchase the shares. This represents 49.5% of the Company’s outstanding common stock and represents a material change in control of the Company’s ownership. Buyers include Shuqin Xu (who now owns 19.7% of the Company), Tianzeng Xu and Youjuan Xion (who now each own 7.5% of the Company) and five other unrelated persons. To the Company’s knowledge, there are no arrangements or understandings among members of both the former and new control groups and their associates with respect to election of directors or other matters.

Effective October 21, 2015, Xu Tang and Yan Chen resigned from their positions as President and Senior Vice President, respectively, of the Company. There are no disagreements between the Company and Messrs. Tang and Chen. Dr. Edward Lee has been appointed to serve as President of the Company.

Also effective October 21, 2015, Dr. Jennifer Gu and Dr. Edward Lee were appointed as directors of the Company, and Dr. Gu and Dr. Lee accepted such appointments. Thereupon, each of Xu Tang and Yan Chen resigned as directors of the Company. Accordingly, the entire Board of Directors consists of Dr. Desheng Wang, Dr. Jennifer Gu, and Dr. Edward Lee.

On December 31, 2015, we filed Articles of Merger with the State of Nevada and filed a Certificate of Merger with the State of California which were the result of an agreement entered into on December 30, 2015, with a related party, Perfecular Inc., (“Perfecular”) a California corporation and FCUV Acquisition Corp., a Nevada corporation and a wholly-owned subsidiary of the Company, pursuant to which we agreed to acquire all of the issued and outstanding 587,712 shares of Perfecular’s common stock in exchange for the issuance of 27,994,706 shares of the Company’s common stock to the shareholders of Perfecular Inc. in an exchange ratio of 47.6333 to one. This represents approximately 80% of the outstanding shares of the Company and represents a material change in control of the Company’s ownership.

Perfecular Inc. was found in September 2009 and is headquartered in City of Industry, California, and is engaged in designing certain electronic products and sales of broad selection of garden equipment in North America and Europe.

Change in fiscal year

On December 11, 2015, the Board of Directors of the Company approved a change in the fiscal year end from a fiscal year end on March 31 to a calendar year end on December 31 effective immediately.

The Company expects to make the fiscal year change on a prospective basis and will not adjust operating results for prior periods. The change to the Company’s fiscal year will not impact the Company’s calendar year results for the year ended December 31, 2015. While the change will have some impact on the prior year comparability of each of the fiscal quarters and annual periods in fiscal years prior to calendar year 2016 in future filings, the Company expects this impact will be minimal.

The Company believes this change will provide numerous benefits, including aligning its reporting periods to be more consistent with peer companies.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The companying consolidated financial statements include the accounts of Focus Universal Inc. and its wholly-owned subsidiary, Perfecular Inc. All intercompany balance sheet accounts, including receivable and payable have been eliminated upon consolidation. Due to the merger occurred on December 31, 2015, there was no business activity at Perfecular since the merger. Therefore, the consolidated statements of operations and changes in stockholder’ equity (deficit) only reflect activities at Focus for all periods presented. The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The Company filed Form 8-K dated December 11, 2015, the Company changed its fiscal year end from March 31 to December 31. As a result, the Company is reporting a nine-month transition period ended December 31, 2015 in order to change its fiscal year to match the calendar year. Unaudited results for the nine-month period ended December 31, 2014 has been included for comparative purposes.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less to be cash and cash equivalents. At times, such investments may be in excess of Federal Deposit Insurance Corporation (FDIC) insurance limit.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company limits its exposure to credit loss by investing its cash with high credit quality financial institutions.

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

Note 2 - Summary of Significant Accounting Policies (continued)

Fair Value of Financial Instruments (continued)

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

Inventories

Inventories consist primarily of electronic components, and are valued at the lower of cost or market.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method. Estimated useful lives range from three to seven years on all categories of depreciable assets. The cost and accumulated depreciation of assets sold or retired are removed from the respective accounts and any gain or loss is included in earnings. Maintenance and repairs are expensed currently. Major renewals and betterments are capitalized.

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

Perfecular reports net revenue for its sales to third parties in accordance to the Financial Accounting Standard Board Accounting Standards Codification 605-45, because its primary business functions are marketing and sales of Tianjin Guanglee’s, (a related party) products. Perfecular does not carry any inventory of the products. While Tianjin Guanglee determines the product specifications and the sales prices, and bears physical loss risks during shipping. Perfecular collects full amount of accounts receivable from customers through direct wire transfers or letters of credit and remits payments to Tianjin Guanglee for the intercompany invoices with amounts net of the sales commissions. Commission revenue is recognized when the sales booked by Perfecular is recognized.

Note 2 - Summary of Significant Accounting Policies (continued)

Allowance for doubtful accounts

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. There was no allowance for doubtful accounts at December 31, 2015 and March 31, 2015.

Advertising costs

Advertising costs are expensed as incurred. The Company recorded no advertising costs for the nine month periods ended December 31, 2015 and 2014.

Research and development

Research and development costs are expensed as incurred. Research and development costs primarily consist of efforts to refine existing product models and develop new product models.

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions. Pursuant to Section 850-10-20 the related parties include: a) affiliates of the Company; b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly Influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The consolidated financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated financial statements is not required in those statements. The disclosures shall include: a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the consolidated financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitments and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Note 2 - Summary of Significant Accounting Policies (continued)

Commitments and Contingencies (continued)

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

No stock based compensation was issued or outstanding as of December 31, 2015 and March 31, 2015.

Income Tax Provision

Income taxes are accounted for using the asset and liability method. Deferred income taxes are provided for temporary differences in recognizing certain income, expense and credit items for financial reporting purposes and tax reporting purposes. Such deferred income taxes primarily relate to the difference between the tax basis of assets and liabilities and their financial reporting amounts. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates applicable to the future years in which deferred tax assets or liabilities are expected to be settled or realized. There were no material deferred tax assets or liabilities as of December 31, 2015 and March 31, 2015.

As of December 31, 2015 and March 31, 2015, the Company did not identify any material uncertain tax positions. As of December 31, 2015, the Company’s returns are subject to examination by federal and state taxing authorities, generally for three years and four years, respectively, after they are filed.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company has not filed its tax return for fiscal year ended March 31, 2015. Because the Company does not owe any income tax liability for the fiscal year ended March 31, 2015, the possible penalty for late filing is immaterial to the consolidated financial statements, and the Company did not accrual for interest or penalties on the Company’s balance sheets at December 31, 2015 and March 31, 2015.

Perfecular has not completed a formal Section 382 analysis regarding the limitation of net operating loss carryforwards. As such, Perfecular’s net operating loss carryforwards may be limited if an ownership change occurred. Perfecular plans to perform a formal Section 382 analysis if there is sufficient taxable income in the future years to begin utilizing its net operating loss carryforwards.

As of December 31, 2015, the cumulative federal and state net operating loss carryforwards of approximately $637,000 and $634,000, respectively. As of March 31, 2015, the cumulative federal and state net operating loss carryforwards of approximately $592,000 and $489,178, respectively. The cumulative operating loss carryforwards begin to expire in 2034.

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.

Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

There were no potentially dilutive debt or equity instruments issued and outstanding at any time during the nine month periods ended December 31, 2015 and 2014.

Note 2 - Summary of Significant Accounting Policies (continued)

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

New Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-17, Balance Sheet Classification of Deferred Taxes, which will require entities to present deferred tax assets (DTAs) and deferred tax liabilities (DTLs) as noncurrent in a classified balance sheet. The ASU simplifies the current guidance, which requires entities to separately present DTAs and DTLs as current and noncurrent in a classified balance sheet. ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The adoption of this guidance will eliminate the need to present DTAs as long-term and DTLs as current liabilities.

There were other updates recently issued. The Company does not believe that other than disclosed above, the recently issued, but not yet adopted, accounting pronouncements will have a material impact on its financial position, results of operations or cash flows.

Use of estimates

In preparing the consolidated financial statements, management makes assumptions, estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of net sales and expenses during the reported periods. Management’s estimates are based on historical experience and on our expectations that are believed to be reasonable. The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from our current estimates and those differences may be material.

Reclassification

Certain items in March 31, 2015 and December 31, 2014 financial statements have been reclassified to comply with the current period presentation. These reclassifications had no effect on previously reported net loss.

Note 3 – Property and Equipment

At December 31, 2015 and March 31, 2015, property and equipment consisted of the following:

	December 31, 2015	March 31, 2015
Furniture and fixture	$1,640	$–
Less accumulated depreciation	(232)	–
Property and equipment, net	$1,408	$–

Depreciation expense for the nine months period ended December 31, 2015 and 2014 amounted to $232 and $0, respectively.

Note 4 – Related Party Transactions

Consulting services from President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer

Consulting services provided by the President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer for the nine months ended December 31, 2015 and 2014 were as follows:

	For the Nine Months Ended December 31, 2015	For the Nine Months Ended December 31, 2014
President, Chief Executive Officer	$–	$4,500
Chief Financial Officer, Secretary and Treasurer	–	4,500
	$–	$9,000

Effective as of December 29, 2014, Ms. Popova resigned as Chief Executive Officer and President of the Company and Ms. Ignatenko resigned as Treasurer, Secretary, Chief Financial Officer, principal accounting officer, and principal financial officer of the Company following change of control.

Advances to (from) related party

Prior to the merger, the Company granted advances to or from Perfecular Inc. from time to time, and the advances are non-interest bearing. Total advances from Perfecular amounted to $12,448 as of March 31, 2015.

Loan from stockholders

On February 25, 2015, the Company borrowed $100,000 from a stockholder for working capital. The loan bears an interest rate of 5% annually. The loan was unsecured and was due on demand. The outstanding balance was $100,000 at March 31, 2015, with accrued interest payable of $479 as of March 31, 2015. This loan was repaid in full including accrued interest of approximately $3,150 in October 2015.

From time to time, Perfecular has borrowed short-term loans from shareholders. At December 31, 2015, Perfecular has short-term loans payable totaled approximately $19,533. These loans are due upon the demand of the lenders and were unsecured with annual interest rate of 0.55%. Subsequently to the new fiscal year end at December 31, 2015, the entire balance of these loans was paid off with accrued interest. Please refer to Note 8 for additional information.

Loan from related party

On February 1, 2015, the Company borrowed $20,000 from Perfecular. This loan is a demand loan payable upon the demand of the lender. The interest rate will accrue at 0.48% per annum and is unsecured. The outstanding balance for this loan was $20,000 at March 31, 2015. This loan was repaid in full subsequent to March 31, 2015.

From time to time, Perfecular borrows from a related party entity, Vitashower Corp., which is under common ownership and management. At December 31, 2015, the outstanding loan and accrued interest payable to Vitashower totaled $63,369. This loan also bears an annual interest rate of 5 percent. This loan was paid off subsequent to year end.

Note 5 – Business Concentration and Risks

Major customers

One customer accounted for 100% of the total accounts receivable at December 31, 2015.

Major vendors

One vendor accounted for 98% of total accounts payable at December 31, 2015.

Note 6 – Commitments and Contingencies

On March 31, 2015, Focus entered into a two-year industrial/commercial multi-tenant lease with P.G.A. Lawson Limited Partnership, whereby we leased a 9,745 square foot warehouse with a 2,415 square foot office space inside. The lease commenced on April 20, 2015 and ends on April 30, 2017, and is subject to renewal. We will pay $7,699 per month until May 1, 2016 when the rent increases by 3% to $7,930 per month. The warehouse is located at 829 Lawson Street in the City of Industry, California. Rent expense under this lease will be recognized over the life of the lease term on a straight line basis. Straight-line monthly rent expense over the life of the lease will be $7,812. During nine months ended December 31, 2015, the variance between the straight line rent expense and the rent paid/abated was recorded as deferred rent at December 31, 2015.

Focus sub-leases a portion of the property to Pefecular. The lease is a non-cancelable operating lease with monthly rent of $5,000. The lease commenced on May 1, 2015 and expires on April 30, 2017. The sublease income for the nine months ended December 31, 2015 amounted to $40,000. Rental income and expense are eliminated on the accompanying consolidated financial statements.

Total rent expense was $65,409 and $0 for the nine months ended December 31, 2015 and 2014, respectively.

Future minimum lease commitments are as follows:

December 31,	Rent Expense
2016	$94,236
2017	$31,720
Thereafter	–

On December 29, 2014 Focus entered into a consulting agreement with Morepro Marketing, Inc., which was submitted to the Commission on January 5, 2015. Under the terms of this agreement, we agree to pay Morepro Marketing, Inc. a minimum of $625 per month, plus reimbursement of any expenses incurred by Morepro Marketing, Inc. There is a ninety-day minimum timeframe for each new client to cancel, after which either party can terminate after thirty days’ notice. We currently pay $625 per month, and will need to give at least thirty days’ notice if we choose to cancel their services.

Note 7 – Stockholders’ Equity

Shares authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is seventy-five million (75,000,000) shares of common stock, par value $0.001 per share.

Common stock

On September 30, 2013, the Company sold 4,000,000 shares of its common stock at par to its directors for $4,000 in cash.

As at March 31, 2014, the Company received $3,000 in common stock subscription funds. The Company completed the sale of 2,580,000 shares of common stock at $0.0125 per share for total proceeds of $32,250 during the year ended March 31, 2015.

On December 30, 2015, the Company issued 27,994,706 shares of common stock to shareholders of Perfecular Inc. to acquire all of the issued and outstanding shares of Perfecular’s common stock in 47.6333 to one exchange ratio.

Three individuals had entered separate convertible note agreements with Perfecular in June 2015, and three notes amounted to $130,000. Prior to the merger, all three individuals elected to exercise their rights to convert a total of $57,313 of the combined notes into 16,054 shares of common stock of Perfecular and forgive outstanding $72,687 remaining balance under the terms of the original notes.

Note 7 – Stockholders’ Equity (continued)

As of December 31, 2015 and March 31, 2015, the Company had 34,574,706 and 6,580,000 shares of common stock issued and outstanding, respectively.

Additional Paid in Capital

On December 29, 2014, pursuant to the terms of the Stock Purchase Agreements, the former officers and stockholders forgave advances of $26,731 and accrued compensation of $15,400, respectively or approximately $42,131 in aggregate. The gains arising on forgiveness of these liabilities were recorded as contributions to capital and accordingly recognized in additional paid in capital.

Note 8 – Subsequent Events

On February 29, 2016, the Company repaid $63,369 of loan with any accrued interest back to Vitashower.

On February 29, 2016, the Company also repaid $19,533 of loans with any accrued interest back to shareholders.

The Company has evaluated all events that occurred after the consolidated balance sheet date through the date when the consolidated financial statements were issued to determine if they must be reported. The Management of the Company determined that other than as disclosed above, there were no reportable subsequent events to be disclosed.

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting; as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("1992 COSO Framework").

A material weakness is a deficiency or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Our management concluded we did not maintain effective controls over the Company’s financial reporting. The material weaknesses in our internal control over financial reporting, caused principally by inadequate staffing and technical expertise in key positions, resulted in overly relying on outside consultants to make numerous adjustments to our financial statements. Additionally, the significant deficiencies or material weaknesses could result in future material misstatement of the consolidated financial statements that would not be prevented or detected. Management has concluded that the identified control deficiency constitutes a material weakness.

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

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers, directors and significant employees as of the date of this Report:

Name	Position

Dr. Edward Lee	President
Dr. Desheng Wang	Chief Executive Officer, Chief Financial Officer, and Secretary

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

Biographical Information Regarding Officers and Directors

Desheng Wang

Dr. Desheng Wang was appointed as Chief Executive Officer, Secretary, and is a director nominee effective as of December 29, 2014. Dr. Wang has over 20 years of professional experience in mobile technology. Dr. Wang earned his Bachelors degree from Hebei Normal University, Physics Department in 1985. In 1988, Dr. Wang earned his masters degree from Dalian Institute of Chemical Physics at the Chinese Academy of Science in 1988. Dr. Wang earned his Ph.D. in Chemistry at Emory University in 1994. Dr. Wang served as a senior research fellow at California Institute of Technology from 1994-2011. Over the last five years, Dr. Wang has served as president of Vitashower Corporation and as President of Perfecular Inc.

Edward Lee

President and Director. Dr. Edward Lee was born in 1963 in Henan, China. Received his Bachelors degree in Mathematics at Lanzhou University in 1983, received his Master’s degree at University of Science and Technology of China in 1985 and earned his Ph.D. in Mathematics at University of Florida in 1991. Dr. Lee worked as an assistant professor at Tsinghua University in 1986 and National University of Singapore in 1992. Dr. Lee currently serves as CEO of AIDP. AIDP is a leading supplier of dietary supplement ingredients, focusing on research & development and marketing and sales of proprietary ingredients like Magtein, KoACT, Predtic X, Long Jax etc. Dr. Lee is also serving as the Vice President of the American Chinese Medicine Association.

Jennifer Gu

Director. Dr. Jennifer Gu was born in 1967 in Anhui, China. Dr. Gu earned her Bachelors degree in Biology from University of Florida in 1990 and earned her Ph.D. in Experimental Pathology at University of California, Los Angeles in 1997. She also completed post-doctoral research at the California Institute of Technology in 2004. Dr. Gu is currently serving as the Vice President of Research & Development at AIDP.

Item 11: EXECUTIVE COMPENSATION

Compensation of Officers

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during 2015, 2014 and 2013 awarded to, earned by or paid to our executive officers.

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compen- sation	Change in Pension Value & Non-qualified Deferred Compen- sation Earnings	All Other Compen- sation	Totals
Position [1]	Year	($)*	($)	($)	($)	(S)	($)	($)	($)
Edward Lee President and Director	2015
Jennifer Gu Director	2015
Xu Tang, President and Director	2015	0	0	0	0	0	0	0	0
Desheng Wang CEO, CFO, Secretary	2015	0	0	0	0	0	0	0	0
Yan Chen Senior Vice President	2015	0	0	0	0	0	0	0	0
Tatyana Popova, Former President, CEO	2015	0	0	0	0	0	0	4,500	4,500
Elena Ignatenko Former CFO, Treasurer, Secretary	2015	0	0	0	0	0		4,500	4,500
Tatyana Popova	2014	0	0	0	0	0	0	3,200	3,200
President, CEO	2013	0	0	0	0	0	0	0	0
Elena Ignatenko	2014	0	0	0	0	0	0	3,200	3,200
CFO, Treasurer, Secretary	2013	0	0	0	0	0	0	0	0

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

Option Exercises and Stock Vested

We do not have a stock option plan in place; therefore, there were no options issued, outstanding, exercised, or stock issued or vested as compensation during the nine months ended December 31, 2015, or the years ended March 31, 2015, 2014 and 2013.

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

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Edward Lee President	–	–	–	–	–	–	–	–	–
Desheng Wang CEO, CFO, Secretary	–	–	–	–	–	–	–	–	–

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of December 31, 2015: (i) by each of our directors, (ii) by each of the Named Executive Officers, (iii) by all of our executive officers and directors as a group, and (iv) by each person or entity known by us to beneficially own more than five percent (5%) of any class of our outstanding shares. As of December 31, 2015 there were 34,574,706 shares of our common stock outstanding:

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Beneficial Ownership %

Common	Desheng Wang, CEO, CFO, and Director	17,000,000	49.169

Common	Edward Lee, President and Director	10,000,000	28.923

Common	Yan Chen	3,000,000	8.667

(1) Applicable percentage of ownership is based on 34,574,706 shares of common stock outstanding on December 31, 2015.

Percentage ownership is determined based on shares owned together with securities exercisable or convertible into shares of common stock within 60 days of December 31, 2015, for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2015, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Our common stock is our only issued and outstanding class of securities eligible to vote.

As of December 31, 2015 there were 27,000,000 shares of common stock outstanding owned by our officers and directors.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Consulting services provided by the President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer for the nine months ended December 31, 2015 and 2014 were as follows:

	For the Nine Months Ended December 31, 2015	For the Nine Months Ended December 31, 2014

President	$–	$4,500
Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer	–	4,500
	$–	$9,000

Advances to (from) related party

Prior to the merger, the Company granted advances to or from Perfecular Inc. from time to time, and the advances are non-interest bearing. Total advances from Perfecular amounted to $12,448 as of March 31, 2015.

Loan from stockholders

On February 25, 2015, the Company borrowed $100,000 from a stockholder for working capital. The loan bears an interest rate of 5% annually. The loan is unsecured and is due on demand. The outstanding balance was $100,000 at March 31, 2015, with accrued interest payable of $479 as of March 31, 2015.

From time to time, Perfecular has borrowed short-term loans from shareholders. At December 31, 2015, Perfecular has short-term loans payable totaled approximately $19,533. These loans are due upon the demand of the lender and were unsecured with annual interest rate of 0.55%.

Loan from related party

On February 1, 2015, the Company borrowed $20,000 from Perfecular. This loan is a demand loan payable upon the demand of the lender. The interest rate will accrue at 0.48% per annum and is unsecured. The outstanding balance for this loan was $20,000 and $0 at March 31,2015 and December 31, 2015, respectively.

From time to time, Perfecular borrows from a related party entity, Vitashower Corp., which is under common ownership and management. At December 31, 2015, the outstanding loan and accrued interest payable to Vitashower totaled $63,369. This loan also bears an annual interest rate of 5 percent.

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

Our director, Edward Lee, is also our President; our director Desheng Wang is also our Chief Executive Officer, and Chief Financial Officer. As a result, we have one independent director on our Board of Directors and that is Jennifer Gu.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the year ended March 31, 2015, 2014, and the period from December 4, 2012 (Inception) to March 31, 2013, we engaged Cutler & Co, LLC, as our independent auditor. On October 20, 2015, we changed our independent auditor to DYH & Company. For the nine months ended December 31, 2015 and 2014, and year ended March 31, 2015,, we incurred fees as discussed below:

	Year ended December 31, 2015	Nine Months ended December 31, 2014	Year ended March 31, 2015

Audit fees	$14,250	$6,500	$6,500
Audit – related fees	Nil	Nil	Nil
Tax fees	Nil	Nil	Nil
All other fees	Nil	Nil	Nil

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

PART IV

Item 15. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Incorporation. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on December 26, 2013.
3.2	Bylaws. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on December 26, 2013.
4.2	Subscription Agreement. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on December 26, 2013.
10.1	Consulting Agreement with MorePro Marketing, Inc. Incorporated by reference to the Company’s 8-K filed with the SEC on January 5, 2015.
10.2	Stock Purchase Agreement dated December 29, 2015. Incorporated by reference to the Company’s 8-K filed with the SEC on January 5, 2015.
10.3	Unsecured Demand Promissory Note dated February 1, 2015 in the amount of $20,000 filed with the SEC on July 28, 2015
10.4	Unsecured Demand Promissory Note dated February 25, 2015 in the amount of $100,000 filed with the SEC on July 28, 2015
10.5	Master Revolving Note dated May 21, 2015 in the amount of $1,000,000 filed with the SEC on July 28, 2015
2.1	Agreement and Plan of Merger by and among Focus Universal Inc., FCUV Acquisition Corp. and Perfecular Inc. filed with the SEC on January 5, 2016.
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

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

Date: March 28, 2016

FOCUS UNIVERSAL INC.

By:	/s/ Desheng Wang
Desheng Wang
Chief Executive Officer, Chief Financial Officer, and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Focus Universal Inc. and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Desheng Wang	Chief Executive Officer, Secretary and Director	March 28, 2016
Desheng Wang

