Form 10-Q
period 2016-03-31
FOCUS UNIVERSAL INC.
filed 2016-05-09
CIK 1590418

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2016

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

As of May 9, 2016, registrant had outstanding 34,574,706 shares of the registrant's common stock at a par value of $0.001 per share.

FORM 10-Q

FOCUS UNIVERSAL INC.

2

PART I FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to FOCUS UNIVERSAL INC.

ITEM 1. FINANCIAL STATEMENTS

FOCUS UNIVERSAL INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3

FOCUS UNIVERSAL INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$601,577	$832,013
Accounts receivable, net of allowance of $293 and $0 as of March 31, 2016 and December 31, 2015, respectively	20,447	106,889
Inventories	49,362	51,574
Prepaid expenses	11,866	14,961
Total Current Assets	683,252	1,005,437

Property and equipment, net of accumulated depreciation	2,326	1,408

Other Assets:
Deposits	24,726	24,726

Total Assets	$710,304	$1,031,571

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$227,627	$275,925
Customer deposit	66,224	140,029
Loan from related party	–	63,369
Loan from stockholder	–	19,533
Income taxes payable	–	800
Total Current Liabilities	293,851	499,656

Noncurrent Liabilities:
Deferred rent	1,253	911

Total Liabilities	295,104	500,567

Commitments and Contingencies

Stockholders' Equity:
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 34,574,706 shares issued and outstanding as of March 31, 2016 (unaudited) and December 31, 2015	34,575	34,575
Additional paid-in capital	713,239	713,239
Accumulated deficit	(332,614)	(216,810)
Total stockholders’ equity	415,200	531,004
Total Liabilities and Stockholders’ Equity	$710,304	$1,031,571

See Accompanying Notes to Condensed Unaudited Consolidated Financial Statements

FOCUS UNIVERSAL INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Revenue	$84,387	$–

Cost of revenue	5,730	1,700

Gross profit (Loss)	78,657	(1,700)

Operation Expenses:
Compensation – officers	30,000	–
General and administrative	78,502	6,086
Professional fees	47,983	27,785
Research and development	36,530	–
Total Operating Expenses	193,015	33,871

Loss from Operations	(114,358)	(35,571)

Other Income (Expense):
Interest expense, net	(396)	–
Other expense	(250)	–
Total Other Expense	(646)	–

Loss before income taxes	(115,004)	(35,571)

Income tax provision	800	–

Net Loss	$(115,804)	$(35,571)

Net Loss Per Common Share:
Basic and Diluted	$(0.00)*	$(0.01)

Weight Average Number of Common Shares
Outstanding - Basic and Diluted	34,574,706	6,580,000

-  * Denotes a loss of less than $(0.01) per share

See Accompanying Notes to Condensed Unaudited Consolidated Financial Statements

FOCUS UNIVERSAL INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Cash Flows from Operating Activities:
Net Loss	$(115,804)	$(35,571)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	111	–
Changes in allowance for bad debt	293
Changes in Operating Assets and Liabilities:
Accounts receivable	86,149	–
Inventories	2,212	–
Prepaid expenses	3,095	(5, 019)
Deposits	–	(23,096)
Accounts payable and accrued liabilities	(48,298)	21,076
Accounts payable - related party	–	479
Customer deposit	(73,805)	42,042
Income taxes payable	(800)	–
Deferred rent	342	–
Net Cash Used in Operating Activities	(146,505)	(42,131)

Cash Flows from Investing Activities:
Purchase of property and equipment	(1,029)	–
Net Cash Used in Investing Activities	(1,029)	–

Cash Flows from Financing Activities:
Proceeds from related party borrowing	–	20,000
Repayment to related parties	(63,369)	–
Proceeds from shareholders loan	–	100,000
Repayment to shareholders	(19,533)	–
Net Cash (Used in) Provided by Financing Activities	(82,902)	120,000

Net Change in Cash and Cash Equivalents	(230,436)	77,869

Cash and cash equivalents - Beginning of Period	832,013	136

Cash and cash equivalents - End of Period	$601,577	$78,005

Supplemental Disclosures for Statement of Cash Flows:
Interest paid	$501	$–
Income tax paid	$800	$–

See Accompanying Notes to Condensed Unaudited Consolidated Financial Statements

FOCUS UNIVERSAL INC. AND SUBSIDIARY

NOTES TO THE CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and Operations

Focus Universal Inc. (the “Company”) was incorporated under the laws of the State of Nevada on December 4, 2012 (“Inception”). From inception through May 1, 2016, Focus Universal Inc. offered a full range of web services, including web marketing services, social and viral marketing campaigns, search engine optimization consulting, custom web design, website usability consulting and web analytics implementation. Starting in January, 2016, we have been selling electrical handheld sensor systems as well as filters for commercial gardening. Effective May 1, 2016, we will no longer be offering Internet marketing services to small businesses because we are going to use our expertise and resources to sell our own products internally. In addition, we are going to directly hire internal employees who know digital marketing, search engine optimization, social media marketing, and e-commerce.

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

On October 21, 2015, Xu Tang entered into a stock purchase agreement whereby he collectively sold 3,260,000 shares of the Company’s Common Stock to eight persons using private funds to purchase the shares. This represents 49.5% of the Company’s outstanding common stock and represents a material change in control of the Company’s ownership. Buyers include eight unrelated persons. To the Company’s knowledge, there are no arrangements or understandings among members of both the former and new control groups and their associates with respect to election of directors or other matters.

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

On December 31, 2015, we filed Articles of Merger with the State of Nevada and filed a Certificate of Merger with the State of California which were the result of an agreement entered into on December 30, 2015, with a related party, Perfecular Inc., (“Perfecular”) a California corporation and FCUV Acquisition Corp., a Nevada corporation and a wholly-owned subsidiary of the Company, pursuant to which we agreed to acquire all of the issued and outstanding of 587,712 shares of Perfecular’s common stock in exchange for the issuance of 27,994,706 shares of the Company’s common stock to the shareholders of Perfecular Inc. in an exchange ratio of 47.6333 to one. This represents approximately 80% of the outstanding shares of the Company and represents a material change in control of the Company’s ownership.

Perfecular Inc. was found in September 2009 and is headquartered in City of Industry, California, and is engaged in designing certain electronic products and sales of broad selection of garden equipment in North America and Europe.

Change in fiscal year

On December 11, 2015, the Board of Directors of the Company approved a change in the fiscal year end on March 31 to a calendar year end on December 31 effective immediately.

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements include the accounts of Focus Universal Inc. and its wholly owned subsidiary, Perfecular Inc. All intercompany balances and transactions have been eliminated upon consolidation. The Company’s unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Segment Reporting

The Company currently has one operating segment. In accordance with ASC No. 280, Segment Reporting (“ASC 280’), the Company considers operating segments to be components of the Company’s business for which separate financial information is available that evaluated regularly by the Management in deciding how to allocate resources and in assessing performance. The Management reviews financial information presented on a consolidated basis for purposes of allocation resources and evaluating financial performance. Accordingly, the Company has determined that it has a single operating and reportable segment.

Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The unaudited interim consolidated financial statements furnished reflect all adjustments (consisting of normal recurring accruals), which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2015 and notes thereto contained in the information as part of the Company’s Annual Report on the Form 10-K, which was filed with the Securities and Exchange Commission on March 29, 2016.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less to be cash and cash equivalents. At times, such investments may be in excess of Federal Deposit Insurance Corporation (FDIC) insurance limit.

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

To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques, used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

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

Perfecular reports net revenue for its facilitated sales to third parties in accordance to the Financial Accounting Standard Board Accounting Standards Codification 605-45, because its primary business functions are marketing and sales of Tianjin Guanglee’s, (a related party) products. Perfecular does not carry any inventory. While Tianjin Guanglee determines the product specifications and the sales prices, and bears physical loss risks during shipping. Perfecular collects full amount of accounts receivable from customers through direct wire transfers and remits payments to Tianjin Guanglee with amounts net of the sales commissions. Commission revenue is recognized when the sales booked by Perfecular is recognized.

Note 2 - Summary of Significant Accounting Policies (continued)

Allowance for doubtful accounts

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. There was $293 and $0 allowance for doubtful accounts at March 31, 2016 and December 31, 2015, respectively.

Advertising costs

Advertising costs are expensed as incurred. The Company recorded $874 and $0 of advertising costs for the three month periods ended March 31, 2016 and 2015, respectively.

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

No stock based compensation was issued or outstanding as of March 31, 2016 and December 31, 2015.

Income Tax Provision

Income taxes are accounted for using the asset and liability method. Deferred income taxes are provided for temporary differences in recognizing certain income, expense and credit items for financial reporting purposes and tax reporting purposes. Such deferred income taxes primarily relate to the difference between the tax basis of assets and liabilities and their financial reporting amounts. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates applicable to the future years in which deferred tax assets or liabilities are expected to be settled or realized. There were no material deferred tax assets or liabilities as of March 31, 2016 and December 31, 2015.

As of March 31, 2016 and December 31, 2015, the Company did not identify any material uncertain tax positions.

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

There were no potentially dilutive debt or equity instruments issued and outstanding at any time during the three month periods ended March 31, 2016 and 2015.

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

Note 2 - Summary of Significant Accounting Policies (continued)

New Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB”) issued Accounting Standards Update ("ASU") ASU 2016-02 – Leases.  The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early adoption is permitted. The Company is evaluating the effect, if any, on its consolidated financial statements.

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

Note 3 – Property and Equipment

At March 31, 2016 and December 31, 2015, property and equipment consisted of the following:

	March 31, 2016	December 31, 2015
Furniture and fixture	$1,640	$1,640
Computer equipment	1,029
Total	2,669	1,640
Less accumulated depreciation	(343)	(232)
Property and equipment, net	$2,326	$1,408

Depreciation expense for the three months period ended March 31, 2016 and 2015 amounted to $111 and $0, respectively.

Note 4 – Related Party Transactions

Consulting services from President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer

Salaries paid to President and Chief Executive Officer for the three months ended March 31, 2016 and 2015 amounted to $30,000 and $0, respectively.

Vitashower Corporation, an entity owned and controlled by Desheng Wang, ordered certain products from Perfecular Inc. during the relevant period. Such sales, $0 and $830 for the three months ended March 31, 2016 and 2015, respectively, did not represent a material amount of our overall sales.

Tiangjin Guanglee Technologies Co. Ltd. (“Guanglee”), a Chinese manufacturing company, manufactures our commercial gardening filtration systems. Guanglee is owned by a major shareholder’s immediate family member. Perfecular purchased $272,117 and $73,980 from Guanglee for the three months ended March 31, 2016 and 2015, respectively.

Loan from stockholders

From time to time, Perfecular has borrowed short-term loans from shareholders. At December 31, 2015, Perfecular has short-term loans payable totaled approximately $19,533. These loans are due upon the demand of the lender and were unsecured with annual interest rate of 0.55%. In February 2016, the entire balances of these loans were paid off with accrued interest.

Loan from related party

From time to time, Perfecular borrows from a related party entity, Vitashower Corp., which is under common ownership and management. At December 31, 2015, the outstanding loan and accrued interest payable to Vitashower totaled $63,369. This loan also bears an annual interest rate of 5 percent. This loan was paid off in February 2016.

Note 5 – Business Concentration and Risks

Major customers

One customer accounted for 100% of the total accounts receivable at March 31, 2016.

Major vendors

One vendor accounted for 93% of total accounts payable at March 31, 2016.

Note 6 – Commitments and Contingencies

On March 31, 2015, Focus entered into a two-year industrial/commercial multi-tenant lease with P.G.A. Lawson Limited Partnership, whereby we leased a 9,745 square foot warehouse with a 2,415 square foot office space inside. The lease commenced on April 20, 2015 and ends on April 30, 2017. We paid $7,699 per month until May 1, 2016 when the rent increased by 3% to $7,930 per month. The warehouse is located at 829 Lawson Street in the City of Industry, California. Rent expense under this lease will be recognized over the life of the lease term on a straight-line basis. Straight-line monthly rent expense over the life of the lease will be $7,812. During three months ended March 31, 2016, the variance between the straight line rent expense and the rent paid/abated was recorded as deferred rent at March 31, 2016.

Focus sub-leases a portion of the property to Perfecular. The lease is a non-cancelable operating lease with monthly rent of $5,000. The lease commenced on May 1, 2015 and expires on April 30, 2017. The sublease income for the three months ended March 31, 2015 amounted to $15,000. Rental income and expense are eliminated on the accompanying consolidated financial statements.

Total rent expense was $23,827 and $0 for the three months ended March 31, 2016 and 2015, respectively.

Future minimum lease commitments are as follows:

March 31,	Rent Expense
2017	$94,929
2018	$7,930
Thereafter	–

On December 29, 2014 Focus entered into a consulting agreement with Morepro Marketing, Inc., which was submitted to the Commission on January 5, 2015. Under the terms of this agreement, we agree to pay Morepro Marketing, Inc. a minimum of $625 per month, plus reimbursement of any expenses incurred by Morepro Marketing, Inc. Our contract expired on April 30, 2016.

Note 7 – Subsequent Events

The Company has evaluated all events that occurred after the consolidated balance sheet date through the date when the consolidated financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent events to be disclosed.

Note 8 – Condensed Financial Information of Focus

The following table sets forth condensed financial information of Focus Universal only as of March 31, 2016 and December 31, 2015, and for three months ended March 31, 2016 and 2015:

FOCUS UNIVERSAL INC.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(Unaudited)	(Audited)

ASSETS
Current Assets:
Cash and cash equivalents	$8,957	$5,681
Prepaid expenses	11,866	14,961
Total Current Assets	20,823	20,642

Property and equipment, net	1,326	1,408

Other Assets:
Investment in Perfecular Inc.	606,268	669,433
Deposits	24,726	24,726
Total Assets	$653,143	$716,209

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$3,941	$5,745
Due to Perfecular Inc.	232,749	177,749
Income taxes payable	–	800
Total Current Liabilities	236,690	184,294

Noncurrent Liabilities:
Deferred rent	1,253	911
Total Liabilities	237,943	185,205

Stockholders' Equity:
Common stock, par value $0.001 per share,
75,000,000 shares authorized; 34,574,706
and shares issued and outstanding
as of December 31, 2015	34,575	34,575
Additional paid-in capital	713,239	713,239
Accumulated deficit	(332,614)	(216,810)
Total stockholders' equity	415,200	531,004

Total Liabilities and Stockholders' Equity:	$653,143	$716,209

FOCUS UNIVERSAL INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	March 31	March 31
	2016	2015

Revenue	$1,780	$–

Cost of Revenue	2,025	1,700

Gross Loss	(245)	(1,700)

Operation Expenses:
General and administrative	17,078	6,086
Professional fees	35,066	27,785
Total Operating Expenses	52,144	33,871

Loss from Operations	(52,389)	(35,571)

Other Income(Expense):
Loss from investment in Perfecular Inc.	(63,165)	–
Other expense	(250)	–
Total Other (Expense) Income	(63,415)	–

Loss before income taxes	(115,804)	(35,571)

Net Loss	$(115,804)	$(35,571)

Note 9 – Pro Forma Consolidated Statements of Operations

The basis of following unaudited pro forma condensed consolidated Statement of Operations of the Company is as if the Acquisition Agreement were signed on January 1, 2015. The unaudited pro forma condensed consolidated statements of operations were derived from the unaudited historical statement of operations of Focus and Perfecular for the three months ended March 31, 2015.

Pro forma consolidated statements of operations do not necessarily reflect what the consolidated company’s financial condition or results of operations would have been had the acquisition occurred on the dates indicated. They also may not be useful in predicting the future financial condition and results of operations of the consolidated company. The actual financial position and results of operations may differ significantly from the pro forma amounts reflected herein due to a variety of factors.

FOCUS UNIVERSAL INC. AND ITS SUBSIDIARY

PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THREE MONTHS ENDED MARCH 31, 2015

(UNAUDITED)

	FOCUS UNIVERSAL INC.	PERFECULAR INC.	PRO FORMA	PRO FORMA
	HISTORICAL	HISTORICAL	ADJUSTMENTS	CONSOLIDATED

Revenue	$–	$45,730	–	$45,730

Cost of Revenue	1,700	15,887	–	17,587

Gross Profit (Loss)	(1,700)	29,843	–	28,143

Operation Expenses:
Compensation - officers	-	-	15,250	15,250
General and administrative	6,086	42,810		48,896
Professional fees	27,785	755	–	28,540
Research and development	–	157,475	(15,250)	142,225
Total Operating Expenses	33,871	201,040	–	234,911

Loss from Operations	(35,571)	(171,197)	–	(206,768)

Other Expense:
Interest expense, net	–	(4,981)	–	(4,981)
Total Other Expense	–	(4,981)	–	(4,981)

Loss before income taxes	(35,571)	(176,178)	–	(211,749)

Income tax provision	–	–	–	–

Net Loss	$(35,571)	$(176,178)	–	$(211,749)

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

Narrative Description of the Business

Focus Universal Inc. (“the Company”, “we”, “us” or “our”) currently conducts business as an online marketing and advertising provider and sells handheld sensor systems and filters wholesaler to distribution platforms. We are working on developing a universal sensor node and gateway system that use the data processing capabilities of a smartphone to display readings of multiple probe modules. We are also researching the development of an anti-counterfeit authentication technology that we believe could address the problem of counterfeit production by attempting to authenticate consumer goods.

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

To the Company’s best knowledge, there are no arrangements or understandings among members of both the former and new control groups and their associates with respect to election of directors or other matters.

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

Through this quarter, we generated our revenue from providing services that include marketing, advertising and website design to small businesses. Through a merger with Perfecular Inc., we strategically expanded our business to the manufacture and marketing of high-tech electronic devices. We realized that Internet marketing would not be sufficient to generate sales of our products, particularly the Ubiquitor product. We are going to focus on .all types of marketing, particularly marketing directly to established consumer distributions retailers. For this reason, during this quarter we decided to emphasize our sales of handheld sensors and air filters and reduce our marketing and advertising business segment. Through the development and creation of our Ubiquitor device, we anticipate that sales and marketing involved with bringing this product to market will require us to hire a number of new employees in order to gain traction in the market as well as continue to expand such sales of our existing sensor and air filter products. As of May 1, 2016, we will no longer be offering Internet marketing services to small businesses because we are going to use our expertise and resources to sell our own products internally. In addition, we are going to directly hire employees who have expertise in digital marketing, search engine optimization, social media marketing and e-commerce and business to business sales. Although we are still negotiating with MorePro Marketing, our third party consultant, and may possibly use their services in the future, we allowed our monthly contract with them to expire on April 30, 2016. We believe having experience in-house will be more cost-effective than paying an outside consultant.

Our current services included:

Marketing

During the period in question, we offered online marketing services including; search engine optimization; network affiliate marketing; pay per click campaign management; and conversion rate optimization.

Scientific Instrument Research and Development and Sales

During the period in question, we also, through our merger with Perfecular Inc., entered into the scientific instrument industry. Engineers and scientists use instrumentation to observe, understand, and manage real-world data and phenomena, events, and processes related to their industries or areas of expertise. Instrumentation systems measure and control electrical signals, such as voltage, current and power, as well as temperature, pressure, speed, flow, volume, torque, light sensing, and vibration for example. Common general-purpose instruments include, for example, voltmeters, signal generators, oscilloscopes, data loggers, spectrum analyzers, cameras, and temperature and pressure monitors and controllers.

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

Ubiquitor Wireless Universal Sensor Device

We have fully researched and developed a device we call the “Ubiquitor,” which is a handheld fully modular system with a universal sensor node and gateway system that uses a smartphone as the output display module that displays the readings of various probe modules. We have completed an initial production run of 1,000 devices and intend to develop this into full-scale production as soon as possible. The Ubiquitor is a wireless sensor device that combines measuring tools with smartphone technology to quickly deliver sensor node data on desktop and mobile phone screens. The Ubiquitor’s sensor analytics system will integrate event-monitoring, storage and analytics software in a cohesive package that we hope will provide a holistic view of sensor data it is reading.

We manufactured the initial production run at our facilities here in the City of Industry, although we sent our circuit boards to China for soldering to an unaffiliated manufacturing facility. This initial production run will allow us to show large distributors and consumers the capabilities of our product which we hope will generate demand for our product.

The physical hardware consists of:

1.	The sensor probes, which come in hundreds of different varieties of sensor instruments in the form of a USB stick, with both male and female ports; and

2.	The main hardware gateway, a small cell phone size device with integrated circuits.

This device is intended to connect up to 2.5 kilometers of sensor instruments, and integrate data using embedded software to display the data and all analytics onto a digital screen (desktop or mobile displays) using multiple types of wireless connections (i.e., Wi-Fi, Bluetooth, 3G and 4G). Most types of probes can connect to the hardware. If the sensor size is bigger than the standard probe size, it is possible to simply use a USB cable to connect the probe and the hub. All data and analytics are displayed on a single screen, with tools that record and keep track of all measurements, and sort and display analytic information in easy to read charts.

The Ubiquitor is a general platform that collects data in real time, up to 100hz per second, and thus is intended to be adapted to many industry uses.

The Ubiquitor is a multipurpose wireless intelligent sensor device that will be intended to achieve universal compatibility. Currently, the Ubiquitor device could simultaneously accommodate more than 256 different types of sensor heads. Users could use their smartphones to simultaneously operate and monitor over 256 kinds of sensor readings. With Perfecular’s technology, users only need to obtain the sensor heads, facilitating ease and convenience of use. Using a smartphone, users can collect and analyze data in real time.

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

Results of operations for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

Revenue, cost of sales and gross profit

Our consolidated gross revenue for the three months ended March 31, 2016, was $84,387, compared to $0 for the three months ended March 31, 2015. Our cost of consolidated revenues for the three months ended March 31, 2016, was $5,730 (March 31, 2015: $1,700) resulting in a gross profit of $78,657 for the three months ended March 31, 2016 (March 31, 2015 gross loss: $(1,700).

All of our consolidated revenues are derived primarily from sales of broad selection of garden equipment and secondarily from search engine optimization consulting, internet campaign planning and social media consulting. An independent third party contractor performed the web development since second quarter of 2015. The increase in revenue is primarily driven by the sales from Perfecular of $82,607. Since the acquisition of Perfecular on December 30, 2015, our revenues have increased and we believe that such revenues could continue to increase as we continue to market our products.

Prior to the merger with Perfecular, management was focused on pursuing growth strategies and opportunities and outsourced the performance of Internet marketing services to third parties rather than performing the Internet marketing services directly. This change in strategy cost more money and generated less immediate revenue. Post-merger, we have been able to distribute a full range of products held as inventory by a related party, Tianjin Guanglee, directly to a range of businesses who have established distribution channels directly with consumers.

Operating Costs and Expenses

The major components of our operating expenses for the three months ended March 31, 2016 and 2015 are outlined in the table below:

	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2015	Increase (Decrease) $
Officer compensation	$30,000	$–	$30,000
General and administrative	78,502	6,086	58,792
Professional fees	47,983	27,785	20,198
Research and development	36,530	–	37,449
Total operating expenses	$193,015	$33,871	$146,439

The increase in our operating costs for the three months ended March 31, 2016, compared to the same period in the three months ended 2015. Included in operating expense was $140,871 of expense attributable to Perfecular which was acquired in December 2015.

General and administrative expenses of $78,502 incurred during the three months ended March 31, 2016 primarily consisted of filing fees of $1,523(March 31, 2015: $1,596), transfer agent fees of $2,252 (March 31, 2015: $1,075), office expenses of $10,711 (March 31, 2015: $2,501), office rent of $23,827(March 31, 2015: $439), office salaries of $36,582 (March 31, 2015: $0), Insurance of $1,223 (March 31, 2015: $0), advertising cost of $874 (March 31, 2015: $0) and bank charges of $673 (March 31, 2015: $476).

Professional fees increased from $27,785 during the three months ended March 31, 2015 to $47,983 during the three months ended March 31, 2016, an increase of $20,198. The increase in professional fees is due to the change in fiscal year-end, implementation of post-merger business strategies as well as preparation of our reports.

Officer compensation of $30,000 and research and development of $36,530 during three months ended March 31, 2016 were expenses attributable to Perfecular. There were no such expenses during three months ended March 31, 2015.

Net Losses

During the three months ended March 31, 2016 and 2015, we incurred net losses of $115,804 and $35,571 respectively, due to the factors discussed above.

Liquidity and Capital Resources

Working Capital

	March 31, 2016	December 31, 2015
Current Assets	$683,252	$1,005,437
Current Liabilities	$(293,851)	$(499,656)
Working Capital	$389,401	$505,781

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2015
Net cash used in operating activities	$(146,505)	$(42,131)
Net cash used in investing activities	(1,029)	–
Net cash (used in) provided by financing activities	(82,902)	120,000
Net change in cash and cash equivalents	$(230,436)	$77,869

Due to the merger with Perfecular, Inc. we anticipate that for the next 12 months we will be generating cash from more diversified revenue streams as mentioned under Narrative Description of the Business. We believe that our cash generated from operations and cash on hand may not provide sufficient capital to fund our operations and meet our cash needs on a short term and long-term basis for the next twelve months.  Consequently, we intend to finance our internal growth with cash on hand, cash provided from operations, borrowings, debt or equity offerings, or some combination thereof to expand our business so that we can meet our cash needs.

Cash Flows from Operating Activities

The net cash outflows from operating activities of $146,505 for the three months ended March 31, 2016 was primarily the result of our net loss of $115,804 and changes in our operating assets and liabilities. The net cash outflows from operating activities of $42,131 for the three months ended March 31, 2015 was primarily the result of our net loss of $35,571, and changes in our operating assets and liabilities.

We expect that cash flows from operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our net revenues and operating results, utilization of new revenue streams, collection of accounts receivable, and timing of billings and payments.

Cash Flows from Investing Activities

The net cash used in investing activities of $1,029 for the three months ended March 31, 2016 represents funds used to purchase property and equipment for the Company.

We did not generate or use any cash from investing activities during the three months ended March 31, 2015.

Cash Flows from Financing Activities

We repaid $63,369 related to advances from a related party and $19,533 to shareholders during the three months ended March 31, 2016.

During the three months ended March 31, 2015, we borrowed $100,000 and $20,000 from a shareholder and an related-party entity, which is under common management and control, respectively for working capital.

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

Recent Accounting Pronouncements

See Note 2 to the unaudited consolidated financial statements.

Off Balance Sheet Arrangements

As of March 31, 2016, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation SK.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We were not subject to any legal proceedings during the three months ended March 31, 2016 and there are currently no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

No shares or common stock were sold during the three months ended March 31, 2016.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three-month periods ended March 31, 2016 or 2015.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5.  OTHER INFORMATION

Our common stock has been quoted on the OTC Bulletin Board and on the OTC Link since July 31, 2014 under the symbol “FCUV”.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

The following financial information is filed as part of this report:

(a)           (1) FINANCIAL STATEMENTS

(2) SCHEDULES

(3) EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit Number	Description

3.1	Articles of Incorporation. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on December 26, 2013.

3.2	Bylaws. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on December 26, 2013.

4.2	Subscription Agreement. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on December 26, 2013.

10.1	Consulting Agreement with MorePro Marketing, Inc. Incorporated by reference to the Company’s 8-K filed with the SEC on January 5, 2015.

10.2	Stock Purchase Agreement dated December 29, 2014. Incorporated by reference to the Company’s 8-K filed with the SEC on January 5, 2015.

10.4	Master Revolving Note dated May 21, 2015 in the amount of $1,000,000. Incorporated by reference to the Company’s 10-K Annual Report filed previously with the SEC on July 28, 2015.

10.5	Sublease Agreement with Perfecular Inc. dated April 20, 2015. Incorporated by reference to the Company’s Quarterly Statement filed on Form 10-Q on August 14, 2015.

31.1	Certification of CEO pursuant to Sec. 302

31.2	Certification of CFO pursuant to Sec. 302

32.1	Certification of CEO pursuant to Sec. 906

32.2	Certification of CFO pursuant to Sec. 906

101.INS**	XBRL Instances Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Focus Universal Inc.

Date: May 9, 2016	By:	/s/ Desheng Wang Desheng Wang Chief Executive Officer

Date: May 9, 2016	By:	/s/ Desheng Wang Desheng Wang Chief Financial Officer

