Form 10-KT/A
period 2015-12-31
FOCUS UNIVERSAL INC.
filed 2016-06-23
CIK 1590418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KT/A

(Amendment No. 1)

(Mark One)

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

☒ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from March 31, 2015 to December 31, 2015

Commission file number 333-193087

FOCUS UNIVERSAL INC.

(Exact name of registrant as specified in its charter)

Nevada	46-3355876
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or organization)

829 Lawson Street, City of Industry, CA	91748
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (626) 272-3883

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock
$0.001 par value	None

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

1

FOCUS UNIVERSAL INC.

FORM 10-K/A

EXPLANATORY NOTE

Focus Universal Inc. (the “Company” or the “Registrant”) is filing this Amendment No. 1 to the Transition Report on Form 10-KT (the “Form 10-K/A”) to amend the Transition Report on Form 10-KT for the transition period ended December 31, 2015, which was filed with the Securities and Exchange Commission (“SEC”) on March 29, 2016 (the “Original Filing” and together with the Form 10-K/a, the “Form 10-K”). This amendment is being filed for the purpose of providing exhibits that consist of stand-alone audited financial information for the years ended December 31, 2015 and 2014 for Perfecular Inc., which is an entity that the Registrant acquired on December 30, 2015.

In accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, this Form 10-K/A also includes currently dated certifications from the Registrant’s Chief Executive Officer and Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.

This Form 10-K/A does not reflect events after the Original Filing or modify or update the disclosures affected by subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with the Original Filing and all filings made with the SEC subsequent to the date of the Original Filing.

2

PART IV

Item 15. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Incorporation. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on December 26, 2013.
3.2	Bylaws. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on December 26, 2013.
4.2	Subscription Agreement. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on December 26, 2013.
10.1	Consulting Agreement with MorePro Marketing, Inc. Incorporated by reference to the Company’s 8-K filed with the SEC on January 5, 2015.
10.2	Stock Purchase Agreement dated December 29, 2015. Incorporated by reference to the Company’s 8-K filed with the SEC on January 5, 2015.
10.3	Unsecured Demand Promissory Note dated February 1, 2015 in the amount of $20,000 filed with the SEC on July 28, 2015
10.4	Unsecured Demand Promissory Note dated February 25, 2015 in the amount of $100,000 filed with the SEC on July 28, 2015
10.5	Master Revolving Note dated May 21, 2015 in the amount of $1,000,000 filed with the SEC on July 28, 2015
2.1	Agreement and Plan of Merger by and among Focus Universal Inc., FCUV Acquisition Corp. and Perfecular Inc. filed with the SEC on January 5, 2016.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1*	Perfecular, Inc. audited financial statements for the years ended December 31, 2015 and 2014
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

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

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 23, 2016

FOCUS UNIVERSAL INC.

By:	/s/ Desheng Wang
Desheng Wang
Chief Executive Officer, Chief Financial Officer, and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Focus Universal Inc. and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Desheng Wang	Chief Executive Officer, Secretary and Director	June 23, 2016
Desheng Wang

4