Form 10-Q
period 2016-06-30
FOCUS UNIVERSAL INC.
filed 2016-08-15
CIK 1590418

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2016

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

As of August 15, 2016 registrant had outstanding 34,574,706 shares of the registrant's common stock at a par value of $0.001 per share.

FORM 10-Q

FOCUS UNIVERSAL INC.

2

PART I FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to FOCUS UNIVERSAL INC.

ITEM 1. FINANCIAL STATEMENTS

FOCUS UNIVERSAL INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

3

FOCUS UNIVERSAL INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$483,550	$832,013
Accounts receivable	75,847	106,889
Inventories	41,233	51,574
Prepaid expenses	4,813	14,961
Due from related party	3,155	–
Total Current Assets	608,598	1,005,437

Property and equipment, net	4,313	1,408

Other Assets:
Deposits	24,726	24,726

Total Assets	$637,637	$1,031,571

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$267,243	$275,925
Customer deposit	47,598	140,029
Loan from related party	–	63,369
Loan from stockholder	–	19,533
Income taxes payable	–	800
Total Current Liabilities	314,841	499,656

Noncurrent Liabilities:
Deferred rent	1,171	911

Total Liabilities	316,012	500,567

Commitments and Contingencies

Stockholders' Equity:
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 34,574,706 shares issued and outstanding as of June 30, 2016 (unaudited) and December 31, 2015	34,575	34,575
Additional paid-in capital	713,239	713,239
Accumulated deficit	(426,189)	(216,810)
Total stockholders' equity	321,625	531,004
Total Liabilities and Stockholders’ Equity:	$637,637	$1,031,571

See Accompanying Notes to Unaudited Consolidated Financial Statements

FOCUS UNIVERSAL INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015

Revenue	$86,603	$2,008	$170,990	$2,008

Cost of Revenue	11,689	2,025	17,419	3,725

Gross Profit (Loss)	74,914	(17)	153,571	(1,717)

Operation Expenses:
Compensation - officers	30,000	–	60,000	–
General and administrative	71,047	21,639	149,549	27,725
Professional fees	23,059	13,048	71,042	40,833
Research and development	46,452	–	82,982	–
Total Operating Expenses	170,558	34,687	363,573	68,558

Loss from Operations	(95,644)	(34,704)	(210,002)	(70,275)

Other Income (Expense):
Interest income (expense), net	79	–	(317)	–
Other income	1,990	10,000	1,990	10,000
Other expense	–	(1,473)	(250)	(1,473)
Total Other Expense	2,069	8,527	1,423	8,527

Loss before income taxes	(93,575)	(26,177)	(208,579)	(61,748)

Income tax provision	–	–	800	–

Net Loss	$(93,575)	$(26,177)	$(209,379)	$(61,748)

Not Loss Per Common Share:
Basic and Diluted	$(0.00)*	$(0.00)*	$(0.01)	$(0.01)

Weight Average Number of Common Shares Outstanding - Basic and Diluted	34,574,706	6,580,000	34,574,706	6,580,000

* Denotes a loss of less than $(0.01) per share

See Accompanying Notes to Unaudited Consolidated Financial Statements

FOCUS UNIVERSAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Cash Flows from Operating Activities:
Net Loss	$(209,379)	$(61,748)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	392	68
Changes in Operating Assets and Liabilities:
Accounts receivable	31,042	(2,008)
Inventories	10,341	–
Prepaid expenses	10,148	4,321
Deposits	–	(24,726)
Accounts payable and accrued liabilities	(8,682)	11,222
Accrued interest payable - related party	–	1,952
Customer deposit	(92,431)	–
Income taxes payable	(800)	–
Deferred rent	260	228
Net Cash Used in Operating Activities	(259,109)	(70,691)

Cash Flows from Investing Activities:
Purchase of property and equipment	(3,297)	(1,640)
Advances to related party	(3,155)	–
Net Cash Used in Investing Activities	(6,452)	(1,640)

Cash Flows from Financing Activities:
Proceeds from related party borrowing	–	963,723
Proceeds paid on loan from related parties	(63,369)	–
Proceeds from shareholders loan	–	100,000
Proceeds paid on loan from shareholders	(19,533)	–
Net Cash (Used in) Provided by Financing Activities	(82,902)	1,063,723

Net Change in Cash and Cash Equivalents	(348,463)	991,392

Cash and cash equivalents - Beginning of Period	832,013	136

Cash and cash equivalents - End of Period	$483,550	$991,528

Supplemental Disclosures for Statement of Cash Flows:
Interest paid	$501	$–
Income tax paid	$800	$–

See Accompanying Notes to Unaudited Consolidated Financial Statements

FOCUS UNIVERSAL INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Perfecular Inc. was founded in September 2009 and is headquartered in City of Industry, California, and is engaged in designing certain digital sensor products and sells a broad selection of horticultural sensors and filters in North America and Europe.

Change in fiscal year

On December 11, 2015, the Board of Directors of the Company approved a change in the fiscal year end from a fiscal year end on March 31 to a calendar year end on December 31 effective immediately.

The Company made the fiscal year change on a prospective basis and did not adjust operating results for prior periods. The change to the Company’s fiscal year did not impact the Company’s calendar year results for the year ended December 31, 2015. While the change has had some impact on the prior year comparability of each of the fiscal quarters and annual periods in fiscal years prior to calendar year 2016, the Company believes this impact is minimal.

Note 1 – Organization and Operations (continued)

Change in fiscal year (continued)

The Company made the fiscal year change on a prospective basis and did not adjust operating results for prior periods. The change to the Company’s fiscal year did not impact the Company’s calendar year results for the year ended December 31, 2015. While the change has had some impact on the prior year comparability of each of the fiscal quarters and annual periods in fiscal years prior to calendar year 2016, the Company believes this impact is minimal.

The Company believes this change provides numerous benefits, including aligning its reporting periods to be more consistent with peer companies.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Focus Universal Inc. and its wholly-owned subsidiary, Perfecular Inc. All intercompany balances and transactions have been eliminated upon consolidation. The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

The unaudited interim consolidated financial statements furnished reflect all adjustments (consisting of normal recurring accruals), which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2015 and notes thereto contained in the information as part of the Company’s Transition Report on the Form 10-KT, which was filed with the Securities and Exchange Commission on March 29, 2016 and amended on June 23, 2016.

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

Note 2 - Summary of Significant Accounting Policies (continued)

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

Allowance for doubtful accounts

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. There was no allowance for doubtful accounts at June 30, 2016 and December 31, 2015.

Advertising costs

Advertising costs are expensed as incurred. The Company recorded no advertising costs for the six month periods ended June 30, 2016 and 2015.

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

Note 2 - Summary of Significant Accounting Policies (continued)

Related Parties (continued)

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

No stock based compensation was issued or outstanding as of June 30, 2016 and December 31, 2015.

Income Tax Provision

Income taxes are accounted for using the asset and liability method. Deferred income taxes are provided for temporary differences in recognizing certain income, expense and credit items for financial reporting purposes and tax reporting purposes. Such deferred income taxes primarily relate to the difference between the tax basis of assets and liabilities and their financial reporting amounts. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates applicable to the future years in which deferred tax assets or liabilities are expected to be settled or realized. There were no material deferred tax assets or liabilities as of June 30, 2016 and December 31, 2015.

As of June 30, 2016 and December 31, 2015, the Company did not identify any material uncertain tax positions

Note 2 - Summary of Significant Accounting Policies (continued)

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

There were no potentially dilutive debt or equity instruments issued and outstanding at any time during the six month periods ended June 30, 2016 and 2015.

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

Note 3 – Property and Equipment

At June 30, 2016 and December 31, 2015, property and equipment consisted of the following:

	June 30, 2016	December 31, 2015
Furniture and fixture	$3,908	$1,640
Computer equipment	1,029	–
Total	4,937	1,640
Less accumulated depreciation	(624)	(232)
Property and equipment, net	$4,313	$1,408

Depreciation expense for the six months period ended June 30, 2016 and 2015 amounted to $392 and $0, respectively.

Note 4 – Related Party Transactions

Salaries paid to the President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer

The Company paid $60,000 and $0 to its President and Chief Executive Officer for the six months ended June 30, 2016 and 2015, respectively.

Loan from stockholders

From time to time, Perfecular has borrowed short-term loans from shareholders. At December 31, 2015, Perfecular had short-term loans payable totaling approximately $19,533. These loans were due upon the demand of the lender and were unsecured with annual interest rate of 0.55%. In February 2016, the entire balance of these loans were paid off with accrued interest.

Loan from related party

From time to time, Perfecular borrows from a related party entity, Vitashower Corp., which is under common ownership and management. At December 31, 2015, the outstanding loan and accrued interest payable to Vitashower totaled $63,369. This loan bore an annual interest rate of 5 percent. This loan was paid off in February 2016.

Advances to related party

Perfecular grants advances to Vitashower Corp., from time to time, and the advances are non-interest bearing. Total advances amounted to $3,155 and $0 as of June 30, 2016 and December 2015, respectively.

Note 5 – Business Concentration and Risks

Major customers

One customer accounted for 100% of the total accounts receivable at June 30, 2016.

Major vendors

One vendor accounted for 97% of total accounts payable at June 30, 2016.

Note 6 – Commitments and Contingencies

On March 31, 2015, Focus entered into a two-year industrial/commercial multi-tenant lease with P.G.A. Lawson Limited Partnership, whereby we leased a 9,745 square foot warehouse with a 2,415 square foot office space inside. The lease commenced on April 20, 2015 and ends on April 30, 2017. We paid $7,699 per month until May 1, 2016 when the rent increased by 3%. We currently pay $7,930 per month. The warehouse is located at 829 Lawson Street in the City of Industry, California. Rent expense under this lease will be recognized over the life of the lease term on a straight line basis. Straight-line monthly rent expense over the life of the lease will be $7,812. During six months ended June 30, 2016, the variance between the straight line rent expense and the rent paid/abated was recorded as deferred rent at June 30, 2016.

Focus sub-leases a portion of the property to Pefecular. The lease is a non-cancelable operating lease with monthly rent of $5,000. The lease commenced on May 1, 2015 and expires on April 30, 2017. The sublease income for the six months ended June 30, 2016 amounted to $30,000. Rental income and expense are eliminated on the accompanying consolidated financial statements.

In July 2016, Focus sub-leased a portion of the property to a third party. The lease is non-cancelable operating lease with monthly rent of $4,400. The lease commenced on July 7, 2016 and expires on January 7, 2017. See Note 7.

Total rent expense was $47,225 and $18,194 for the six months ended June 30, 2016 and 2015, respectively.

Future minimum lease commitments are as follows:

June 30,	Rent Expense	Sublease Income	Net Rent Expense
2017	$79,300	$(26,400)	$52,900
Thereafter	–	–	–

On December 29, 2014 Focus entered into a consulting agreement with Morepro Marketing, Inc., which was submitted to the Commission on January 5, 2015. Under the terms of this agreement, we agree to pay Morepro Marketing, Inc. a minimum of $625 per month, plus reimbursement of any expenses incurred by Morepro Marketing, Inc. There is a ninety-day minimum timeframe for each new client to cancel, after which either party can terminate after thirty days’ notice. This service was canceled on April 30, 2016.

Note 7 – Subsequent Events

In July 2016, Focus sub-leased a portion of the property to a third party. The lease is non-cancelable operating lease with monthly rent of $4,400. The lease commenced on July 7, 2016 and expires on January 7, 2017.

The Company has evaluated all events that occurred after the consolidated balance sheet date through the date when the consolidated financial statements were issued to determine if they must be reported. The Management of the Company determined that other than as disclosed above, there were no reportable subsequent events to be disclosed.

Note 8 – Financial Information of Focus

The following table sets forth financial information of Focus Universal only as of June 30, 2016 and December 31, 2015, and for three and six months ended June 30, 2016 and 2015.

FOCUS UNIVERSAL INC.

BALANCE SHEET

	June 30, 2016	December 31, 2015
	(Unaudited)	(Audited)

ASSETS
Current Assets:
Cash and cash equivalents	$18,419	$5,681
Prepaid expenses	4,283	14,961
Total Current Assets	22,702	20,642

Property and equipment, net	1,244	1,408

Other Assets:
Investment in Perfecular Inc.	548,047	669,433
Deposits	24,726	24,726

Total Assets	$596,719	716,209

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$6,174	5,745
Due to Perfecular Inc.	267,749	177,749
Income taxes payable	–	800
Total Current Liabilities	273,923	184,294

Noncurrent Liabilities:
Deferred rent	1,171	911
Total Liabilities	275,094	185,205

Commitments and Contingencies

Stockholders' Equity:
Common stock, par value $0.001 per share 75,000,000 shares authorized; 34,574,706 and shares issued and outstanding as of June 30, 2016 and December 31, 2015	34,575	34,575
Additional paid-in capital	713,239	713,239
Accumulated deficit	(426,189)	(216,810)
Total stockholders' equity	321,625	531,004

Total Liabilities and Stockholders' Equity	$596,719	$716,209

FOCUS UNIVERSAL INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015

Revenue	$–	$2,008	$1,780	$2,008

Cost of Revenue	–	2,025	2,025	3,725

Gross Loss	–	(17)	(245)	(1,717)

Operation Expenses:
General and administrative	16,590	21,639	33,668	27,725
Professional fees	18,764	13,048	53,830	40,833
Total Operating Expenses	35,354	34,687	87,498	68,558

Loss from Operations	(35,354)	(34,704)	(87,743)	(70,275)

Other Income (Expense):
Loss from investment in Perfecular Inc.	(58,221)	–	(121,386)	–
Other income	–	10,000	–	10,000
Interest expense	–	(1,473)	–	(1,473)
Other expense	–	–	(250)	–
Total Other Income (Expense)	(58,221)	8,527	(123,636)	8,527

Loss before income taxes	(93,575)	(26,177)	(209,379)	(61,748)

Income tax provision	–	–	–	–

Net Loss	$(93,575)	$(26,177)	$(209,379)	$(61,748)

Note 9 – Pro Forma Consolidated Statements of Operations

The basis of the following unaudited pro forma consolidated statements of operations of the Company is as if the acquisition of Perfecular by Focus had occurred on January 1, 2015. The pro forma consolidated statements of operations were derived from Focus and Perfecular’s the statements of operations for the three and six months ended June 30, 2015.

The pro forma consolidated statements of operations do not necessarily reflect what the consolidated company’s financial condition or results of operations would have been had the acquisition occurred on the dates indicated. They also may not be useful in predicting the future financial condition and results of operations of the consolidated company. The actual financial position and results of operations may differ significantly from the pro forma amounts reflected herein due to a variety of factors.

FOCUS UNIVERSAL INC.

PRO FORMA CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THREE MONTHS ENDED JUNE 30, 2015

	FOCUS
	UNIVERSAL INC.	PERFECULAR INC.	PRO FORMA
	HISTORICAL	HISTORICAL	ADJUSTMENTS	TOTALS

Revenue	$2,008	$112,261	$–	$114,269

Cost of Revenue	2,025	10,944	–	12,969

Gross Profit (Loss)	(17)	101,317	–	101,300

Operation Expenses:
Compensation - officers	–	–	30,000	30,000
General and administrative	21,639	42,252	(10,000)	53,891
Professional fees	13,048	11,800	–	24,848
Research and development	–	76,375	(30,000)	46,375
Total Operating Expenses	34,687	130,427	(10,000)	155,114

Loss from Operations	(34,704)	(29,110)	10,000	(53,814)

Other Income (Expense):
Interest expense, net	(1,473)	(3,598)	–	(5,071)
Other income	10,000	–	(10,000)	–
Total Other (Expense) Income	8,527	(3,598)	(10,000)	(5,071)

Loss before income taxes	(26,177)	(32,708)	–	(58,885)

Income tax provision	–	–	–	–

Net Loss	$(26,177)	$(32,708)	$–	$(58,885)

FOCUS UNIVERSAL INC.

PRO FORMA CONSOLIDATING STATEMENTS OF OPERATIONS

FOR SIX MONTHS ENDED JUNE 30, 2015

	FOCUS
	UNIVERSAL INC.	PERFECULAR INC.	PRO FORMA
	HISTORICAL	HISTORICAL	ADJUSTMENTS	TOTALS

Revenue	$2,008	157,991	–	159,999

Cost of Revenue	3,725	26,831	–	30,556

Gross Profit (Loss)	(1,717)	131,160	–	129,443

Operation Expenses:
Compensation - officers	–	–	45,250	45,250
General and administrative	27,725	85,062	(10,000)	102,787
Professional fees	40,833	12,555	–	53,388
Research and development	–	233,850	(45,250)	188,600
Total Operating Expenses	68,558	331,467	(10,000)	390,025

Loss from Operations	(70,275)	(200,307)	10,000	(260,582)

Other Income (Expense):
Interest expense, net	(1,473)	(8,579)	–	(10,052)
Other income	10,000	–	(10,000)	–
Total Other (Expense) Income	8,527	(8,579)	(10,000)	(10,052)

Loss before income taxes	(61,748)	(208,886)	–	(270,634)

Income tax provision	–	–	–	–

Net Loss	$(61,748)	(208,886)	–	(270,634)

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

Narrative Description of the Business

Focus Universal Inc. (“the Company”, “we”, “us” or “our”) currently conducts business as a handheld sensor systems and filters wholesaler to distribution platforms. We are working on developing a universal sensor node and gateway system that use the data processing capabilities of a smartphone to display readings of multiple probe modules. We are also researching the development of an anti-counterfeit authentication technology that we believe could address the problem of counterfeit production by attempting to authenticate consumer goods.

Through a merger with Perfecular Inc., we strategically expanded our business to the manufacture and marketing of high-tech electronic hand-held measurement and control digital sensor devices. We do not believe that Internet marketing is sufficient to generate sales of our products, particularly the Ubiquitor product. In order to get the Ubiquitor into major distribution channels, we are going to focus on traditional business to business marketing, particularly marketing directly to established consumer distributions retailers. For this reason, during the first quarter of this year we decided to emphasize our sales of handheld sensors and air filters and discontinue our marketing and advertising business segment. Through the development and creation of our Ubiquitor device, we anticipate that sales and marketing involved with bringing this product to market will require us to hire a number of new employees in order to gain traction in the market as well as continue to expand such sales of our existing sensor and air filter products.

Our Current Products Include:

Scientific Instrument Research and Development

Engineers and scientists use instrumentation to observe, understand, and manage real-world data and phenomena, events, and processes related to their industries or areas of expertise. Instrumentation systems that we are researching and developing measure and control electrical signals, such as voltage, current and power, as well as temperature, pressure, speed, flow, volume, torque, light sensing, and vibration for example. Common general-purpose instruments in our market segment include, for example, voltmeters, signal generators, oscilloscopes, data loggers, spectrum analyzers, cameras, and temperature and pressure monitors and controllers. Systems that perform measurement and control can be generally categorized as test, measurement, and embedded systems.

A New Approach to Measurement and Control Sensing

We offer a different approach than what is currently on the market because we are attempting to establish a demand for devices that link handheld devices and sensors with common smartphone computing power through an application on the smartphone in both IOS and Android devices. Tapping into the computing power of a smartphone enables a measurement device to increase its capabilities.

We also currently offer an array of traditional handheld measurement and control meters through our wholesale distribution platform.

Filter and Handheld Meter Wholesaler

We are currently a wholesaler of various filtration products and digital meters. We source our products from manufacturers in China and then sell to a major U.S. distributor who resells our products directly to consumers through retail distribution channels.

Specifically, we sell the following products:

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

After sending our circuit boards to China for soldering at an unaffiliated manufacturing facility, we assembled the initial production run at our facilities here in the City of Industry. This initial production run will allow us to show large distributors and consumers the capabilities of the Ubiquitor which we hope will generate demand.

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

The Ubiquitor is a multipurpose wireless intelligent sensor device that will be intended to achieve universal compatibility. Currently, the Ubiquitor device could simultaneously accommodate more than 256 different types of sensor heads. Users could use their smartphones to simultaneously operate and monitor over 256 kinds of sensor readings. With Perfecular’s technology, users only need to obtain the sensor heads, facilitating ease and convenience of use. Using a smartphone, users can collect and analyze data in real time. We have not yet started research and development of a second generation Ubiquitor device, but once we demonstrate the market for this product intend to begin such research and development.

Intellectual Property Protection

After the merger, on January 20, 2016 we filed provisional patent application number 62/281,104 with attorney docket number PER1.PAU.01.0 and Confirmation No. 2212. This provisional patent application protects the Ubiquitor universal sensor device. We do not own, either legally or beneficially, any trademarks.

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

Market Potential

We believe that wireless universal smart technology will play a critical role for traditional instrument manufacturers, as it is too expensive and difficult to develop for medium or smaller companies. The cost factor is the first consideration when deciding whether a company wants to develop smart wireless technologies and implement them in their products or use them in their field testing. We also hope to play a role in academic laboratories, particularly with smaller academic laboratories who are sensitive to price.

Results of operations for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015.

Revenue, cost of sales and gross profit

Our consolidated gross revenue for the three and six months ended June 30, 2016, was $86,603 and $170,990, respectively, compared to $2,008 for the respective three and six months ended June 30, 2015. Our cost of consolidated revenues for the three and six months ended June 30, 2016, was $11,689 and $17,419, respectively (June 30, 2015: $2,025 and $3,725, respectively) resulting in a gross profit of $74,914 and $153,571 for the respective three and six months ended June 30, 2016 (June 30, 2015 gross loss: $(17) and $(1,717), respectively.

For the three and six months ended June 30, 2015, we only generated revenue from search engine optimization consulting, internet campaign planning and social media consulting. For three and six months ended June 30, 2016, beside our digital marketing business, we also generated significant amount of revenue from sales of broad selection of garden equipment which was the primary business for Perfecular and is now our primary business.

We hired an independent third party contractor performed the web development since the first quarter of 2015 and this service was terminated on April 30, 2016 because we discontinued offering digital marketing services.

The increase in revenue is primarily driven by the sales from Perfecular of $86,603 and $169,210 for three and six months ended June 30, 2016, respectively. Since the acquisition of Perfecular on December 30, 2015, our revenues have increased and we believe that such revenues could continue to increase as we continue to market and sell our products.

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

Operating Costs and Expenses

The major components of our operating expenses for the three and six months ended June 30, 2016 and 2015 are outlined in the table below:

	For the Three Months Ended June 30, 2016	For the Three Months Ended June 30, 2015	Increase (Decrease) $
Officer compensation	$30,000	$–	$30,000
General and administrative	71,047	21,639	49,408
Professional fees	23,059	13,048	10,011
Research and development	46,452	–	46,452
Total operating expenses	$170,558	$34,687	$135,871

	For the Six Months Ended June 30, 2016	For the Six Months Ended June 30, 2015	Increase (Decrease) $
Officer compensation	$60,000	$–	$60,000
General and administrative	149,549	27,725	121,824
Professional fees	71,042	40,833	30,209
Research and development	82,982	–	82,982
Total operating expenses	$363,573	$68,558	$295,015

There was a substantial increase in our operating costs for the three and six months ended June 30, 2016, compared to the same period in the three and six months ended 2015 was primarily due to the acquisition of Perfecular in December 2015. Included in operating expenses was $135,204 and $276,075 of expense attributable to Perfecular for three and six months ended June 30, 2016, which was acquired in December 2015.

General and administrative expenses of $149,549 incurred during the six months ended June 30, 2016 primarily consisted of filing fees of $4,183 (June 30, 2015: $1,715), transfer agent fees of $3,902 (June 30, 2015: $1,725), office expenses of $18,706 (June 30, 2015: $5,615), office rent of $47,225 (June 30, 2015: $18,194), office salaries of $72,333 (June 30, 2015: $0), Insurance of $924 (June 30, 2015 $0), advertising cost of $ 1,041 (June 30, 2015 $0) and bank charges of $1,005 (June 30, 2015: $476).

Professional fees increased from $40,833 during the six months ended June 30, 2015 to $71,042 during the six months ended June 30, 2016, an increase of $30,209. The increase in professional fees is due to the change in fiscal year-end, implementation of post-merger business strategies as well as preparation of our financial reports.

Officer compensation of $60,000 and research and development of $82,982 during six months ended June 30, 2016 were expenses attributable to Perfecular. There were no such expenses during six months ended June 30, 2015.

Net Losses

During the six months ended June 30 2016 and 2015, we incurred net losses of $209,380 and $61,748 respectively, due to the factors discussed above.

Liquidity and Capital Resources

Working Capital

	June 30, 2016	December 31, 2015
Current Assets	$608,598	$1,005,437
Current Liabilities	$(314,842)	$(499,656)
Working Capital	$293,7561	$505,781

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

	For the Six Months Ended June 30, 2016	For the Six Months Ended June 30, 2015
Net cash used in operating activities	$(259,109)	$(70,691)
Net cash used in investing activities	(6,452)	(1,640)
Net cash (used in) provided by financing activities	(82,902)	1,063,723
Net change in cash and cash equivalents	$(348,463)	$991,392

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

Cash Flows from Operating Activities

The net cash outflows from operating activities of $259,109 for the six months ended June 30, 2016 was primarily the result of our net loss of $209,379 and changes in our operating assets and liabilities. The net cash outflows from operating activities of $70,691 for the six months ended June 30, 2015 was primarily the result of our net loss of $61,748, and changes in our operating assets and liabilities.

We expect that cash flows from operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our net revenues and operating results, utilization of new revenue streams, collection of accounts receivable, and timing of billings and payments.

Cash Flows from Investing Activities

The net cash used in investing activities of $6,452 and $1,640 for the six months ended June 30, 2016 and 2015, respectively represents $3,297 and $1,640 of funds used to purchase property and equipment for the Company for the six months ended June 30, 2016 and 2015, respectively. In addition, the Company advanced $3,155 of funds to a related party during six months ended June 30, 2016.

Cash Flows from Financing Activities

We repaid $63,369 related to advances from a related party and $19,533 to shareholders during the six months ended June 30, 2016.

During the six months ended June 30, 2015, the Company issued a revolving demand promissory note to Perfecular, Inc., in amount of $1,000,000, which will be used as operating capital and to engage management consultants who will help us identify potential growth opportunities. As of June 30, 2015, we had received $959,925 pursuant to this note.

During the six months ended June 30, 2015, we borrowed $100,000 from a shareholder, which is under common ownership and management control, respectively for working capital.

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

Off Balance Sheet Arrangements

As of June 30, 2016, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation SK.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a15(e) and 15d15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective with some deficiencies such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Our management concluded we did not maintain effective controls over the Company’s financial reporting. The material weaknesses in our internal control over financial reporting, caused principally by inadequate staffing and technical expertise in key positions, resulted in overly relying on outside consultants to make numerous adjustments to our financial statements. Additionally, the significant deficiencies and/or material weaknesses could result in future material misstatement of the consolidated financial statements that would not be prevented or detected. Management has concluded that the identified control deficiency constitutes a material weakness.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We were not subject to any legal proceedings during the three months ended June 30, 2016 and there are currently no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

No shares or common stock were sold during the three months ended June 30, 2016.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three-month periods ended June 30, 2016 or 2015.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5.  OTHER INFORMATION

Our common stock has been quoted on the OTCQB and on the OTC Link since July 31, 2014 under the symbol “FCUV”.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

The following financial information is filed as part of this report:

(a)           (1) FINANCIAL STATEMENTS

(2) SCHEDULES

(3) EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit Number	Description

2.1	Agreement and Plan of Merger by and among Focus Universal Inc., FCUV Acquisition Corp. and Perfecular Inc. filed with the SEC on January 5, 2016.

3.1	Articles of Incorporation. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on December 26, 2013.

3.2	Bylaws. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on December 26, 2013.

4.2	Subscription Agreement. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on December 26, 2013.

10.1	Stock Purchase Agreement dated December 29, 2014. Incorporated by reference to the Company’s 8-K filed with the SEC on January 5, 2015.

10.2	Unsecured Demand Promissory Note dated February 1, 2015 in the amount of $20,000 filed with the SEC on July 28, 2015

10.3	Unsecured Demand Promissory Note dated February 25, 2015 in the amount of $100,000 filed with the SEC on July 28, 2016

10.4	Master Revolving Note dated May 21, 2015 in the amount of $1,000,000 filed with the SEC on July 28, 2015

31.1	Certification of CEO pursuant to Sec. 302

31.2	Certification of CFO pursuant to Sec. 302

32.1	Certification of CEO pursuant to Sec. 906

32.2	Certification of CFO pursuant to Sec. 906

101.INS	XBRL Instances Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Focus Universal Inc.

Date: August 15, 2016	By:	/s/Desheng Wang Desheng Wang Chief Executive Officer

Date: August 15, 2016	By:	/s/Desheng Wang Desheng Wang Chief Financial Officer

