Form 10-Q
period 2016-09-30
FOCUS UNIVERSAL INC.
filed 2016-11-14
CIK 1590418

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2016

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

As of November 14, 2016, registrant had outstanding 34,574,706 shares of the registrant's common stock at a par value of $0.001 per share.

FORM 10-Q

FOCUS UNIVERSAL INC.

2

PART I FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to FOCUS UNIVERSAL INC.

ITEM 1. FINANCIAL STATEMENTS

FOCUS UNIVERSAL INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3

FOCUS UNIVERSAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$423,504	$832,013
Accounts receivable	35,946	106,889
Inventories	40,673	51,574
Prepaid expenses	10,426	14,961
Total Current Assets	510,549	1,005,437

Property and equipment, net	4,032	1,408

Other Assets:
Deposits	24,726	24,726
Total Assets	$539,307	$1,031,571
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$311,620	$275,925
Customer deposit	–	140,029
Loan from related party	–	63,369
Loan from stockholder	–	19,533
Income taxes payable	800	800
Other current liabilities	4,400	–
Total Current Liabilities	316,820	499,656

Noncurrent Liabilities:
Deferred rent	819	911

Total Liabilities	317,639	500,567

Commitments and Contingencies

Stockholders' Equity:
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 34,574,706 shares issued and outstanding as of September 30, 2016 and December 31, 2015	34,575	34,575
Additional paid-in capital	713,239	713,239
Accumulated deficit	(526,146)	(216,810)
Total stockholders' equity	221,668	531,004
Total Liabilities and Stockholder’s Equity:	$539,307	$1,031,571

See Accompanying Notes to Unaudited Consolidated Financial Statements

FOCUS UNIVERSAL INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015

Revenue	$79,670	$9,630	$250,659	$11,638

Cost of Revenue	13,232	2,025	31,326	5,750

Gross Profit (Loss)	66,438	7,605	219,333	5,888

Operation Expenses:
Compensation - officers	30,000	–	90,000	–
General and administrative	62,276	16,050	212,969	43,775
Professional fees	25,996	28,370	95,468	69,203
Research and development	53,255	–	136,237	–
Total Operating Expenses	171,527	44,420	534,674	112,978

Loss from Operations	(105,089)	(36,815)	(315,341)	(107,090)

Other Income (Expense):
Interest income (expense), net	65	(1,878)	(253)	(3,351)
Other income	5,868	–	7,858	10,000
Total Other Expense	5,933	(1,878)	7,605	6,649

Loss before income taxes	(99,156)	(38,693)	(307,736)	(100,441)

Income tax provision	800	800	1,600	800

Net Loss	$(99,956)	$(39,493)	$(309,336)	$(101,241)

Not Loss Per Common Share:
Basic and Diluted	$(0.00)*	$(0.00)*	$(0.01)	$(0.01)

Weight Average Number of Common Shares Outstanding - Basic and Diluted	34,574,706	6,580,000	34,574,706	6,580,000

* Denotes a loss of less than $(0.01) per share

See Accompanying Notes to Unaudited Consolidated Financial Statements

FOCUS UNIVERSAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Cash Flows from Operating Activities:
Net Loss	$(309,336)	$(101,241)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	672	150
Changes in Operating Assets and Liabilities:
Accounts receivable	70,943	–
Inventories	10,901	–
Prepaid expenses	4,535	(10,087)
Other current liabilities	4,400	–
Deposit	–	(24,726)
Accounts payable and accrued liabilities	35,695	14,829
Accrued interest payable - related party	–	3,829
Customer deposit	(140,029)	–
Income taxes payable	–	800
Deferred rent	(92)	570
Net Cash Used in Operating Activities	(322,311)	(115,876)

Cash Flows from Investing Activities:
Purchase of property and equipment	(3,296)	(1,640)
Net Cash Used in Investing Activities	(3,296)	(1,640)

Cash Flows from Financing Activities:
Proceeds from related party borrowing	(63,369)	166,349
Proceeds from shareholders loan	(19,533)	100,000
Net Cash (Used in) Provided by Financing Activities	(82,902)	266,349

Net Change in Cash and Cash Equivalents	(408,509)	148,833

Cash and cash equivalents - Beginning of Period	832,013	136

Cash and cash equivalents - End of Period	$423,504	$148,969

Supplemental Disclosures for Statement of Cash Flows:
Interest paid	$502	$–
Income tax paid	$800	$–

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

On October 21, 2015, Xu Tang entered into a stock purchase agreement whereby he collectively sold 3,260,000 shares of the Company’s Common Stock to eight persons using private funds to purchase the shares. This represents 49.5% of the Company’s outstanding common stock and represents a material change in control of the Company’s ownership. Buyers include Shuqin Xu (who now owns 19.7% of the Company), Tianzeng Xu and Youjuan Xiong (who now each own 7.5% of the Company) and five other unrelated persons. To the Company’s knowledge, there are no arrangements or understandings among members of both the former and new control groups and their associates with respect to election of directors or other matters.

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

Allowance for doubtful accounts

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. There was no allowance for doubtful accounts at September 30, 2016 and December 31, 2015.

Advertising costs

Advertising costs are expensed as incurred. The Company recorded no advertising costs for the nine month periods ended September 30, 2016 and 2015.

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

No stock based compensation was issued or outstanding as of September 30, 2016 and December 31, 2015.

Income Tax Provision

Income taxes are accounted for using the asset and liability method. Deferred income taxes are provided for temporary differences in recognizing certain income, expense and credit items for financial reporting purposes and tax reporting purposes. Such deferred income taxes primarily relate to the difference between the tax basis of assets and liabilities and their financial reporting amounts. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates applicable to the future years in which deferred tax assets or liabilities are expected to be settled or realized. There were no material deferred tax assets or liabilities as of September 30, 2016 and December 31, 2015.

As of September 30, 2016 and December 31, 2015, the Company did not identify any material uncertain tax positions.

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

There were no potentially dilutive debt or equity instruments issued and outstanding at any time during the nine month periods ended September 30, 2016 and 2015.

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

Note 3 – Property and Equipment

At September 30, 2016 and December 31, 2015, property and equipment consisted of the following:

	September 30, 2016	December 31, 2015
Furniture and fixture	$3,908	$1,640
Computer equipment	1,029	–
Total	4,936	1,640
Less accumulated depreciation	(905)	(232)
Property and equipment, net	$4,032	$1,408

Depreciation expense for the nine months period ended September 30, 2016 and 2015 amounted to $673 and $150, respectively.

Note 4 – Related Party Transactions

Consulting services from President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer

Consulting services provided by the President and Chief Executive Officer for the nine months ended September 30, 2016 and 2015 amounted to $90,000 and $0, respectively.

Loan from stockholders

From time to time, Perfecular has borrowed short-term loans from shareholders. At December 31, 2015, Perfecular had short-term loans payable totaling approximately $19,533. These loans were due upon the demand of the lender and were unsecured with annual interest rate of 0.55%. In February 2016, the entire balance of the loan was paid off with accrued interest.

Loan from related party

From time to time, Perfecular borrows from a related party entity, Vitashower Corp., which is under common ownership and management. At December 31, 2015, the outstanding loan and accrued interest payable to Vitashower totaled $63,369. This loan bore an annual interest rate of 5 percent. This loan was paid off in February 2016.

Advances to related party

Perfecular grants advances to Vitashower Corp., from time to time, and the advances are non-interest bearing. Total advances amounted to $3,155 and $0 as of September 30, 2016 and December 2015, respectively.

Note 5 – Business Concentration and Risks

Major customers

One customer accounted for 100% of the total accounts receivable at September 30, 2016.

Major vendors

One vendor accounted for 91% of total accounts payable at September 30, 2016.

Note 6 – Commitments and Contingencies

On March 31, 2015, Focus entered into a two-year industrial/commercial multi-tenant lease with P.G.A. Lawson Limited Partnership, whereby we leased a 9,745 square foot warehouse with a 2,415 square foot office space inside. The lease commenced on April 20, 2015 and ends on April 30, 2017. We paid $7,699 per month until May 1, 2016 when the rent increased by 3%. We currently pay $7,930 per month. The warehouse is located at 829 Lawson Street in the City of Industry, California. Rent expense under this lease will be recognized over the life of the lease term on a straight line basis. Straight-line monthly rent expense over the life of the lease will be $7,812. During Nine months ended September 30, 2016, the variance between the straight line rent expense and the rent paid/abated was recorded as deferred rent at September 30, 2016.

Focus sub-leases a portion of the property to Pefecular. The lease is a non-cancelable operating lease with monthly rent of $5,000. The lease commenced on May 1, 2015 and expires on April 30, 2017. The sublease income for the nine months ended September 30, 2016 amounted to $45,000. Rental income and expense are eliminated on the accompanying consolidated financial statements.

In July 2016, Focus sub-leased a portion of the property to a third party. The lease is non-cancelable operating lease with monthly rent of $4,400. The lease commenced on July 7, 2016 and expires on January 7, 2017.

Total rent expense was $62,225 and $32,926 for the nine months ended September 30, 2016 and 2015, respectively.

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

Note 8 – Financial Information of Focus

The following table sets forth financial information of Focus Universal only as of September 30, 2016 and December 31, 2015, and for three and nine months ended September 30, 2016 and 2015.

FOCUS UNIVERSAL INC.

BALANCE SHEET

	September 30, 2016	December 31, 2015
	(Unaudited)	(Audited)

ASSETS
Current Assets:
Cash and cash equivalents	$17,942	$5,681
Prepaid expenses	9,896	14,961
Total Current Assets	27,838	20,642

Property and equipment, net	1,162	1,408

Other Assets:
Investment in Perfecular Inc.	469,485	669,433
Deposits	24,726	24,726

Total Assets	$523,211	716,209

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$21,861	5,745
Due to Perfecular Inc.	273,663	177,749
Income taxes payable	800	800
Other current liabilities	4,400	–
Total Current Liabilities	300,724	184,294

Noncurrent Liabilities:
Deferred rent	819	911
Total Liabilities	301,543	185,205

Commitments and Contingencies

Stockholders' Equity:
Common stock, par value $0.001 per share 75,000,000 shares authorized; 34,574,706 and shares issued and outstanding as of September 30, 2016 and December 31, 2015	34,575	34,575
Additional paid-in capital	713,239	713,239
Accumulated deficit	(526,146)	(216,810)
Total stockholders' equity	221,668	531,004

Total Liabilities and Stockholders' Equity	$523,211	$716,209

FOCUS UNIVERSAL INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015
Revenue	$–	$9,630	$1,780	$11,638

Cost of Revenue	–	2,025	2,700	5,750

Gross Loss	–	7,605	(920)	5,888

Operation Expenses:
General and administrative	6,461	16,050	39,455	43,775
Professional fees	18,896	28,370	72,726	69,203
Total Operating Expenses	25,357	44,420	112,181	112,978

Loss from Operations	(25,357)	(36,815)	(113,101)	(107,090)

Other Income (Expense):
Loss from investment in Perfecular Inc.	(78,562)	–	(199,948)	–
Other income	4,763	–	4,763	10,000
Other expense	–	(1,878)	(250)	(3,351)
Total Other Income (Expense)	(73,799)	1,878	(195,435)	6,649

Loss before income taxes	(99,156)	(38,693)	(308,536)	(100,441)

Income tax provision	800	800	800	800

Net Loss	$(99,956)	$(39,493)	$(309,336)	$(101,241)

Note 9 – Pro Forma Consolidated Statements of Operations

The Basis of the following unaudited pro forma consolidated statements of operations of the Company is as if the acquisition of Perfecular by Focus had occurred on January 1, 2015. The pro forma consolidated statements of operations were derived from Focus and Perfecular’s the statements of operations for the three and nine months ended September 30, 2016.

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

FOCUS UNIVERSAL INC.

UNAUDITED PRO FORMA CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THREE MONTHS ENDED SEPTEMBER 30, 2015

	FOCUS UNIVERSAL INC.	PERFECULAR INC.	PRO FORMA
	HISTORICAL	HISTORICAL	ADJUSTMENTS	TOTALS

Revenue	$9,630	$138,973	$–	$148,603

Cost of Revenue	2,025	64,027	–	66,052

Gross Profit (Loss)	7,605	74,946	–	82,551

Operation Expenses:
Compensation - officers	–	–	30,000	30,000
General and administrative	16,050	46,736	–	62,786
Professional fees	28,370	1,530	–	29,900
Research and development	–	74,023	(30,000)	44,023
Total Operating Expenses	44,420	122,289	–	166,709

Loss from Operations	(36,815)	(47,343)	–	(84,158)

Other Income (Expense):
Interest income, net	(1,878)	(622)	–	(2,500)
Total Other (Expense) Income	(1,878)	(622)	–	(2,500)

Loss before income taxes	(38,693)	(47,965)	–	(86,658)

Income tax provision	800	–	–	800

Net Loss	$(39,493)	$(47,965)	$–	$(87,458)

FOCUS UNIVERSAL INC.

UNAUDITED PRO FORMA CONSOLIDATING STATEMENTS OF OPERATIONS

FOR NINE MONTHS ENDED SEPTEMBER 30, 2015

	FOCUS UNIVERSAL INC.	PERFECULAR INC.	PRO FORMA
	HISTORICAL	HISTORICAL	ADJUSTMENTS	TOTALS

Revenue	$11,638	296,964	–	308,602

Cost of Revenue	5,750	93,781	–	99,531

Gross Profit (Loss)	5,888	203,183	–	209,071

Operation Expenses:
Compensation - officers	–	–	75,250	75,250
General and administrative	43,775	128,877	(10,000)	162,652
Professional fees	69,203	14,085	–	83,288
Research and development	–	307,872	(75,250)	232,622
Total Operating Expenses	112,978	450,834	(10,000)	553,812

Loss from Operations	(107,090)	(247,651)	10,000	(344,741)

Other Income (Expense):
Interest expense, net	(3,351)	(9,202)	–	(12,553)
Other income	10,000	–	(10,000)	–
Other expense	–	–	–	–
Total Other (Expense) Income	6,649	(9,202)	(10,000)	(12,553)

Loss before income taxes	(100,441)	(256,853)	–	(357,294)

Income tax provision	800	–	–	800

Net Loss	$(101,241)	(256,853)	–	(358,094)

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

Our current services include:

Scientific Instrument Research and Development and Sales

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

A New Approach to Measurement and Sensing

We offer a different approach than what is currently on the market because we are attempting to establish a demand for devices that link handheld devices and sensors with common smartphone computing power through an application on the smartphone in both IOS and Android devices. Tapping into the computing power of a smartphone enables a measurement device to increase its capabilities.

We also offer an array of traditional handheld measurement and control meters through our wholesale distribution platform.

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

Results of operations for the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015.

Revenue, cost of sales and gross profit

Our consolidated gross revenue for the three and nine months ended September 30, 2016, was $79,669 and $250,659, respectively, compared to $9,630 and $11,638 for the respective three and nine months ended September 30, 2015. Our cost of consolidated revenues for the three and nine months ended September 30, 2016, was $13,232 and $31,326, respectively (September 30, 2015: $2,025 and $5,750, respectively) resulting in a gross profit of $66,437 and $219,333 for the respective three and nine months ended September 30, 2016 (September 30, 2015 gross profit: $7,605 and $5,888, respectively.

For the three and nine months ended September 30, 2016, we only generated revenue from search engine optimizating consulting, internet campaign planning and social media consulting. For three and nine months ended September 30, 2016, beside our digital marketing business, we also generated significant amount of revenue from sales of broad selection of graden equipment which was the primary business for Perfecular and is now our primary business.

We hired an independent third party contractor performed the web development since the first quarter of 2015 and this service was terminated on April 30, 2016 because we discontinued offering digital marketing services.

The increase in revenue is primarily driven by the sales from Perfecular of $79,669 and $248,879 for three and nine months ended September 30, 2016, respectively. Since the acquisition of Perfecular on December 30, 2015, our revenues have increased and we believe that such revenues could continue to increase as we continue to market and sell our products.

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

Operating Costs and Expenses

The major components of our operating expenses for the three and nine months ended September 30, 2016 and 2015 are outlined in the table below:

	For the Three Months Ended September 30, 2016	For the Three Months Ended September 30, 2015	Increase (Decrease) $
Officer compensation	$30,000	$–	$30,000
General and administrative	62,276	16,050	46,226
Professional fees	25,996	28,370	(2,374)
Research and development	53,225	–	53,225
Total operating expenses	$171,527	$44,420	$127,107

	For the Nine Months Ended September 30, 2016	For the Nine Months Ended September 30, 2015	Increase (Decrease) $
Officer compensation	$90,000	$–	$90,000
General and administrative	212,969	43,775	169,194
Professional fees	95,468	69,203	26,265
Research and development	136,237	–	136,237
Total operating expenses	$534,674	$112,978	$421,696

There was a substantial increase in our operating costs for the three and nine months ended September 30, 2016, compared to the same period in the three and nine months ended 2015, which was primarily due to the acquisition of Perfecular in December 2015. Included in operating expense was $146,170 and $422,243 of expense attributable to Perfecular for three and nine months ended September 30, 2016, which was acquired in December 2015.

General and administrative expenses of $212,969 incurred during the nine months ended September 30, 2016 primarily consisted of filing fees of $3,346 (September 30, 2015: $5,109), transfer agent fees of $5,552 (September 30, 2015: $2,378), office expenses of $9,171 (September 30, 2015: $8,315), office rent of $62,225 (September 30, 2015: $27,022), office salaries of $82,399 (September 30, 2015: $0), payroll tax of $26,139 (September 30, 2015 $0),Insurance of $1,196 (September 30, 2015 $0), advertising cost of $1,236 (September 30, 2015 $0) and bank charges of $1,500 (September 30, 2015: $476).

Professional fees increased from $69,203 during the nine months ended September 30, 2015 to $95,468 during the nine months ended September 30, 2016, an increase of $26,265. The increase in professional fees is due to the change in fiscal year-end, implementation of post-merger business strategies as well as preparation of our reports.

Officer compensation of $90,000 and research and development of $136,237 during nine months ended September 30, 2016 were expenses attributable to Perfecular. There were no such expenses during nine months ended September 30, 2015.

Net Losses

During the nine months ended September 30 2016 and 2015, we incurred net losses of $309,336 and $101,241 respectively, due to the factors discussed above.

Liquidity and Capital Resources

Working Capital

	September 30, 2016	December 31, 2015
Current Assets	$510,549	$1,005,437
Current Liabilities	$(316,820)	$(499,656)
Working Capital	$193,729	$505,781

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

	For the Nine Months Ended September 30, 2016	For the Nine Months Ended September 30, 2015
Net cash used in operating activities	$(322,311)	$(115,876)
Net cash used in investing activities	(3,296)	(1,640)
Net cash (used in) provided by financing activities	(82,902)	266,349
Net change in cash and cash equivalents	$(408,509)	$148,969

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

Cash Flows from Operating Activities

The net cash outflows from operating activities of $322,311 for the nine months ended September 30, 2016 was primarily the result of our net loss of $308,241 and changes in our operating assets and liabilities. The net cash outflows from operating activities of $115,876 for the nine months ended September 30, 2015 was primarily the result of our net loss of $101,241, and changes in our operating assets and liabilities.

We expect that cash flows from operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our net revenues and operating results, utilization of new revenue streams, collection of accounts receivable, and timing of billings and payments.

Cash Flows from Investing Activities

The net cash used in investing activities of $3,296 and $1,640 for the nine months ended September 30, 2016 and 2015, respectively represents funds used to purchase property and equipment for the Company.

Cash Flows from Financing Activities

We repaid $63,369 and $19,533 related to advances from a related party and a shareholder respectively during the nine months ended September 30, 2016.

During the nine months ended September 30, 2015, the Company issued a revolving demand promissory note to Perfecular, Inc., in amount of $1,000,000, which was used as operating capital and to engage management consultants who helped us identify potential growth opportunities. As of September 30, 2015, we had received $959,925 pursuant to this note.

During the nine months ended September 30, 2015, we borrowed $100,000 from a shareholder, which is under common management and control, respectively for working capital.

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

Off Balance Sheet Arrangements

As of September 30, 2016, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation SK.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a15(e) and 15d15(e) under the Securities and Exchange Act of 1934, at the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Our management concluded we did not maintain effective controls over the Company’s financial reporting. The material weaknesses in our internal control over financial reporting, caused principally by inadequate staffing and technical expertise in key positions, resulted in overly relying on outside consultants to make numerous adjustments to our financial statements. Additionally, the significant deficiencies or material weaknesses could result in future material misstatement of the consolidated financial statements that would not be prevented or detected. Management has concluded that the identified control deficiencies constitutes a material weakness.

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

Focus Universal Inc.

Date: November 14, 2016	By:	/s/Desheng Wang Desheng Wang Chief Executive Officer

Date: November 14, 2016	By:	/s/Desheng Wang Desheng Wang Chief Financial Officer

