Form 10-K
period 2016-12-31
FOCUS UNIVERSAL INC.
filed 2017-03-22
CIK 1590418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

As of March 20, 2017, the date immediately preceding the filing of this Annual Report, the aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing price of the Over-The-Counter QB of $1.50 per share, at which the common equity was sold, was $51,862,059.

The number of shares outstanding of the registrant’s common stock, $0.001 par value, outstanding as of March 20, 2017: 34,574,706.

DOCUMENTS INCORPORATED BY REFERENCE

Articles of Incorporation, Bylaws, Subscription Agreement, are incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on December 26, 2013. Stock Purchase Agreement dated December 29, 2014 is incorporated by reference to the 8-K filed on January 5, 2015 by the Company. Merger Agreement dated December 30, 2015 is incorporated by reference to the 8-K/A filed on January 7, 2016.

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

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements. Forward-looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

Focus Universal Inc. is primarily a handheld systems and filters wholesaler to distribution platforms. We are also researching, developing, and manufacturing a universal smart instrument device and working on specializing in the development and commercialization of such universal smart technologies and instruments. We define universal smart technology as commercial technology with an integrated platform, which provides a unique and universal solution for test and measurement made up of off-the-shelf parts. We are working on developing a universal sensor node and gateway system that use the data processing capabilities of a smartphone to display readings of multiple probe modules. We are also researching the development of an anti-counterfeit authentication technology that we believe could address the problem of counterfeit production by attempting to authenticate consumer goods. We call this device the “Ubiquitor” because it can be used to wirelessly measure and test a variety of electrical and physical phenomena such as voltage, current, temperature, pressure, sound, light, and humidity.

The Ubiquitor, which we have created and have manufactured in limited quantities, utilizes a standard desktop computer with Mac OS, Windows OS, an Android-based or iOS-based smartphone, or mobile tablet device as a platform that communicates with a group of sensors or probes manufactured by different vendors in a manner that requires the user to have little or no knowledge of their unique characteristics. The data readout is displayed on the computer, smartphone, or tablet display in a program or application we intend to create. We are designing the application software (the “App”) to have a graphical representation of control and indicator elements common in real instruments such as knobs, buttons, dials, and graphs, etc. Our developers are designing and implementing a soft control touch screen interface which supports real-time data monitoring and facilitates instrument control and operation.

Until March 31, 2016, we offered a full range of web services, including web marketing services, social and viral marketing campaigns, search engine optimization consulting, custom web design, website usability consulting and web analytics implementation. We generate our revenue from providing these services to small and medium sized businesses. We focused on providing one-off services, such as development of a fully functioning website or creation of a marketing strategy plan, to small business clients.

Through a merger with Perfecular Inc., we have strategically expanded our services to the manufacture and marketing of high-tech electronic devices. We sell handheld sensor systems and filters wholesaler to distribution platforms and are working on developing a universal sensor node and gateway system that use the data processing capabilities of a smartphone to display readings of multiple probe modules. We are also researching the development of an anti-counterfeit authentication technology that we believe could address the problem of counterfeit production by attempting to authenticate consumer goods.

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

On October 21, 2015 Xu Tang entered into a stock purchase agreement whereby Mr. Tang collectively sold 3,260,000 shares of the Company’s Common Stock to eight unrelated persons using private funds to purchase the shares. This represented at the time 49.5% of the Company’s outstanding common stock and represented a material change in control of the Company’s ownership.

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

In 2015, we leased a warehouse in Los Angeles County, California. We have relocated our headquarters to the Los Angeles area to expand our existing operations and grow the company. We subleased part of the warehouse space to Perfecular Inc., a related company that was majority-owned by Desheng Wang, one of our directors, officers, and control shareholders. In 2015, we acquired Perfecular.

Scientific Instrument Research, Development and Sales

Industry Background and Overview

Through our acquisition of Perfecular Inc., we entered into the scientific instrument industry, specifically the instrument sensor industry. Instrument sensors are devices specifically designed and constructed for sensing and measuring physical variables that are useful in: (i) industrial operations; (ii) environmental, commercial and medical applications; (iii) research and development in a variety of industries; and (iv) the daily lives of electronics consumers.

We believe that instrument sensors are important in modern science, having applications in both the industrial and educational fields. In recent years, significant progress has been made in instruments and instrumentation systems. The performance of measuring and monitoring instruments has improved considerably in the computer age. Analog instruments are used to indicate the magnitude of the quantity in the form of pointer movement. Digital instruments, on the other hand, specify the quantity in a digital format, they can be read easily, and are more accurate than the analog multi-meters, reducing interpolation and reading errors. Digital instruments offer significant advantages over analog devices. The auto-polarity function of digital devices prevents various problems. Parallax error which occurs when the pointer of an analog instrument is viewed from a different angle, which may cause users to see and read a different value are eliminated as well. Digital instruments are free from wear and potential shock failures because they have no moving parts. With the advancements in technology of integrated circuits, digital instruments are becoming increasingly compact and accurate. Key market players of analog and digital instruments include Thermo Fisher Scientific, Danaher Corporation, Mettler Toledo, Metrohm USA, Hanna Instruments, Agilent Technologies, and Perkin Elmer.

Most modern instruments are digital. They are designed for measuring various physical quantities in objects; and consist of the following functional components:

•

Data acquisition. This is the process of sampling signals that measure real world physical conditions and converting the resulting samples into digital numeric values that can be manipulated by a microprocessor. The components of data acquisition systems include:

a.	Sensors, to convert physical parameters to electrical signals;
b.	Signal conditioning circuitry, to convert sensor signals into a form that can be converted to digital values;
c.	Analog-to-digital converters, to convert conditioned sensor signals to digital values. It normally operates on conditioned signals, that is, signals that have already been filtered and amplified by analog circuits.
•	Storage and communication components. Application-specific input/output (I/O) components. In digital instrumentation systems, the transmission of data between devices is realized relatively easily by using serial or parallel transmission techniques.
•	Ancillaries such as displays and power supplies and application specific software.

Traditional hardware-centered instrumentation systems are made up of multiple stand-alone instruments that are interconnected to carry out a determined measurement or control an operation. They have fixed vendor-defined functionality, are very powerful and large, expensive, and cumbersome. They also require a lot of power, and often have excessive amounts of features that are not user friendly. Users generally cannot extend or customize them easily. The knobs and buttons on the instrument, the built-in circuitry, and the functions available to the user, are specific to the nature of the instrument.

Instrument inter-operability and connectivity allow the Ubiquitor to communicate and work with other instruments manufactured by different vendors, in a manner that requires the user to have little or no knowledge of the unique characteristics of those instruments. Traditional instruments, including traditional hardware-centered instrumentations and software centered virtual instrumentations, are specifically designed, constructed and refined to perform one or more specific tasks. Most of the instruments on the market come with a variety of connectivity technologies and do not have the built-in firmware or software to support the connectivity and inter-operability of instruments without drastically revising the application software across instrument brands. Unfortunately, while the instrument drivers simplify software development and maintenance, they did not address hardware obsolescence since each manufacturer has their own drivers and application and none are compatible, current applications are limited only to large, expensive test and measurement instruments.

A universal instrument is a versatile device which combines many individual instrument functions, sensors and probes in a single unit. It has a primary purpose, but also incorporates other instrument’s functionalities. One instrument could perform many different measurements and control and substitute many other instruments. It utilizes a variety of probes to connect to the device for a wide variety of process measurement and control. A universal instrument offers superior sensor or probe compatibility, versatility, inter-operability, connectivity and scalability. Theoretically, it is feasible to design a universal instrument which is compatible with all sensors or probes on the market, and capable of monitoring and controlling any combination of sensors or probes.

Despite the undoubted usefulness of the universal instruments, one of the major obstacles that prevent the universal instruments from being adopted by end users is their cost. The cost of a $10 traditional instrument, which incorporates the functions of a $1000 instrument, may have to increase its cost to the order of $1000. The end user who just needs a $10 traditional instrument for his applications certainly does not have the motivation to spend $1000 for functions he does not need. Functionality always needs to be balanced against cost. The knobs and buttons on the instrument, the built-in circuitry, and the functions available to the user, are specific to the nature of the instrument, making them very expensive and hard to adapt.

Smartphones and tablets have been considered recreational devices for communicating, playing games and streaming videos, but they are also one of the most powerful tools engineers use for designing, validating, and producing products. These ubiquitous smartphones perform better than most instrumentation in many fields. Because of their network connectivity, smartphones and tablets are great tools for remotely viewing measurements. However, their small size and processing power also makes them effective for portable measurements. The ubiquity of wireless connectivity combined with increasing functionality and the speed of connected devices and mobile networks will further drive consumer demand for more cost effective smartphone based instruments. Building an application for a smartphone or tablet and turning a smartphone or tablet to an instrument is not a trivial task. Many of the instrument manufacturers have limited or no expertise programming for mobile platforms and designing wireless hardware. To help instrument manufacturers take advantage of these smart devices, Perfecular Inc., has dedicated many years of research and development efforts into designing, manufacturing, marketing and promoting wireless smart technology and products.

Universal smart protocol focuses not only on the design of the hardware and software modules, but also on the design of the overall universal smart instruments system, guided by the structured, universal and modular principles. It is open to instrument manufacturers, software and hardware developers.

Compatibility: The compatibility in universal smart instrument system refers not only to the compatibility between the same types of instruments from different manufactures, but also to the compatibility between various instrument types. The full inter-operability and absolute instrument interchangeability was addressed in the protocol.

Universality: All functionalities of the traditional instruments are integrated into a single unit, allowing different data acquisition modules to execute on the same mobile platform. Thus, the interoperability between various sensors or probes can be achieved.

Upgradeability: The most traditional instrument interface is a unidirectional application, the instrument performs its task and transmits results to the interface device in one direction only. Many traditional instruments have been limited by design to unidirectional interfaces. They only perform monitoring tasks and share a majority of functions of the bi-directional controlling instruments, however, they cannot be upgraded to controllers. End users have to purchase a new controlling instrument for their applications. Taking advantage of the secure bi-directional wireless communications and interface supported by smartphones or mobile devices, universal smart instruments, which deliver data between the smartphone and sensors back and forth, can be readily modified or upgraded by adding the corresponding actuators for controlling applications. Sensors or probes measure the output performance of the device being controlled and give feedback to the input actuators that can make corrections towards the desired performance.

Expandability and Scalability: Similar to sensor network technology, universal smart instruments are more flexible than sensor networks. They can currently monitor and control a few hundreds of sensors or probes. They automatically identify and configure the corresponding graphical user interfaces. End users are free to add or removes sensors or probes. All communication protocols supported by smartphones are integrated in the software design including WI-FI, blue tooth, cellular network technology and wired form through the audio port on the smartphone.

Security: Universal smart instruments have the sensor security built-in data acquisition module and help companies meet sensor security requirements, preventing unauthorized users from accessing the sensor measurements and control. Unauthorized access of the universal smart instruments sensors is forbidden.

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

The Ubiquitor is a multipurpose wireless intelligent sensor device. Its greatest advantage is universal compatibility. Currently, the Ubiquitor device could simultaneously accommodate more than 256 different types of sensor heads. Therefore, users could use their smartphones to simultaneously operate and monitor over 256 kinds of sensor readings. With Perfecular’s technology, users only need to obtain the sensor heads, facilitating ease and convenience of use. Using a smartphone, users can collect and analyze data in real time.

By using the smartphone as a substitute platform, we believe we will achieve the following efficiencies:

1.	Cut production costs. Smartphone technology will advance and become more widely used than the vast majority products on the small sensor device market. By utilizing smartphone technology, the Ubiquitor will add superior functionality and performance, improve the product’s quality and cutting production costs
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

Strategy

Strategy and Marketing Plan

We have designed, manufactured, marketed and distributed our electronic measurement devices, such as temperature humidity meters, digital meters, quantum PAR meters, pH meters, TDS meters and CO2 monitors, for many years and have many loyal customers. The universal smart technology has been applied to our existing traditional devices and demonstrated functionality and hardware cost savings. We believe we have achieved hardware cost savings in the range of 70% to 90%. Prototypes were sent to our customers for demonstrations and evaluation. Currently, we are in the stage of producing a pilot manufacturing run. The first round of pilot production was completed in May, 2016. The second round of pilot production was completed in July 2016.

Smartphones are an integral part of our wireless universal smart technology system. Both wireless and wired communication connectivity are used and targeted on different applications. In wired connectivity, the data acquisition module is connected through the audio port in the smartphone. The smartphone is used to replace a traditional instrument. Compared with the wireless solution, the wireless communication module or even the power supply used for data acquisition module are eliminated in the design, as a consequence of this some hardware costs are saved. End users are not able to access the sensors or probes remotely. We believe that the instruments based on wired universal smart technology are not as convenient as their wireless counterparts. Currently, in the industry, however, wired instruments are cheaper.

We believe that being the first ones in the market provides a significant and sustained market-share advantage over later competitors. We first focus on our existing instruments and convert them to universal smart devices and market them to our existing customers.

We are putting together an internal sales team with the proceeds of the offering in order to get established for the marketing efforts.

We believe that wireless universal smart technology will play a critical role for traditional instrument manufacturers, as it is too expensive and difficult to develop for medium or smaller companies. The cost factor is the first consideration when deciding whether a company wants to develop smart wireless technologies and implement them in their products. There are hundreds of thousands of instrument manufacturers and trillion-dollar revenues for this industry in China. We plan to open a sales department in China dedicate to promoting our technologies to local instrument manufacturers.

Smartphones have been seamlessly integrated into our daily life. A large number of functions and services have become accessible to the masses through the use of smart phones. The proliferation of the smartphone and its user-friendly interface, which allows access to digital information, will cause these devices to become a crucial part of our wireless universal smart instruments.

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

Distribution Method

We intend to continue to engage in relationships with Chinese manufacturers and then distribute our products to distributors and retailers directly from the Chinese manufacturers and then we intend to distribute the Ubiquitor by selling directly to traditional instrument manufacturers. We believe that traditional instrument manufacturers will adopt this technology since the Ubiquitor device is intended to consolidate various other sensors.

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

Patent, Trademark, License and Franchise Restrictions and Contractual Obligations and Concessions

On November 4, 2016 we filed a U.S. patent application number 15/344,041 with the U.S. Patent and Trademark Office. We hope this full patent application protects the Ubiquitor universal sensor device. It is anticipated that the publication will occur on July 20, 2017. We do not own, either legally or beneficially, any trademarks.

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

Reports to Securities Holders

We provide an Annual Report that includes audited financial information to our shareholders. We will make our financial information equally available to any interested parties or investors through compliance with the disclosure rules for a small business issuer under the Securities Exchange Act of 1934. We are subject to disclosure filing requirements including filing Form 10-K annually and Form 10-Q quarterly. In addition, we will file Form 8-K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549.

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

We may ultimately require up to $20 million to fund the manufacturing and marketing strategy for our product. Once we achieve this fund raising goal, we intend to position ourselves in the small device market, establishing the price at below a few hundred dollars. Due to superior functionality and low price, we expect to capture this section of the market fairly easily, while our product and service matures, and the Company becomes better known, we will seize the high-end market. None of this will be possible if we fail to obtain the funding we require.

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

We outsourced our product manufacturing and procurement, decreasing quality and reliability and protectability

We have fully outsourced all manufacturing and have no direct control over the manufacturing processes of our products. This lack of control may increase quality or reliability risks and could limit our ability to quickly increase or decrease production rates. It also creates liability in that we could lose control of our intellectual property that is not properly protected.

Demand for our products is uncertain and depends on our currently unproven ability to create and maintain superior performance

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

Our Ubiquitor Product could fail to gain traction in the marketplace for a number of reasons that would adversely impact our financial results and cause our investors to lose money.

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

There is a risk that the market will not adapt to using the smartphone as a substitute platform for sensor devices, causing our products to fail in the marketplace.

There is a risk that the market will not receive the smartphone technology, which we will be using as our platform. The vast majority of products on the small sensor device market do not currently use smartphones to collect and analyze sensor data. There is no guarantee that using smartphone technology will cut production costs and be well received. If our platform using smartphone technology is not well received, there is a risk that device manufacturers will develop new monitoring and operating components that are incompatible with our current platform instead of developing the traditional sensors that are compatible with our technology. Updating our platform to stay compatible with new components could increase our costs unexpectedly.

Using wireless transmission technologies such as WI-FI and Bluetooth may create security risks.

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

Our business depends on our ability to keep manufacturing costs low and we may lack the expertise necessary to negotiate and maintain favorable pricing, supply, business and credit terms with our potential vendors.

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

However, as a general rule, the Board of Directors, in making its decisions, determines first that the terms of such transaction are no less favorable to us that those that would be available to us with respect to such a transaction from unaffiliated third parties. The Company executes the transaction between executive officers once approved by the Board of Directors.

Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

We have concluded that we have not maintained effective internal control over financial reporting through the year ended December 31, 2016. Significant deficiencies and material weaknesses in our internal control could have material adverse effects on us.

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

In connection with the audit of our financial statements as of and for the year ended March 31, 2016, we identified significant deficiencies in our internal control over financial reporting and a general understanding of accounting principles generally accepted in the United States of America (“U.S. GAAP”). As such, there is a reasonable possibility that a misstatement of our financial statements will not be prevented or detected on a timely basis.

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

We are working to remediate the deficiencies or material weaknesses. We have taken steps to enhance our internal control environment and plan to take additional steps to remediate the material weaknesses. Specifically:

•	We have hired additional outside consultants and will fire unqualified personnel in our accounting department, especially to add an experienced accountant in a controller capacity. We will continue to evaluate the structure of the finance organization and add resources as needed;

•	We are implementing additional internal reporting procedures, including those designed to add depth to our review processes and improve our segregation of duties;

•	We are updating our systems so that we may collect the necessary information to enable us to more effectively monitor and comply with applicable filing requirements on a timely basis; and

•	We are in the process of documenting, assessing and testing our internal control over financial reporting as part of our efforts to comply with Section 404 of the Sarbanes-Oxley Act.

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

We are a smaller reporting company with limited resources. Therefore, we cannot assure investors that we will be able to maintain effective internal controls over financial reporting based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. For these reasons, we are considering the costs and benefits associated with improving and documenting our disclosure controls and procedures and internal controls and procedures, which includes (i) hiring additional personnel with sufficient U.S. GAAP experience and (ii) implementing ongoing training in U.S. GAAP requirements for our CFO and accounting and other finance personnel. If the result of these efforts are not successful, or if material weaknesses are identified in our internal control over financial reporting, our management will be unable to report favorably as to the effectiveness of our internal control over financial reporting and/or our disclosure controls and procedures, and we could be required to further implement expensive and time-consuming remedial measures and potentially lose investor confidence in the accuracy and completeness of our financial reports which could have an adverse effect on our stock price and potentially subject us to litigation.

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

Focus Universal is and will remain an "emerging growth company" until the earliest to occur of (a) the last day of the fiscal year during which its total annual revenues equal or exceed $1 billion (subject to adjustment for inflation), (b) the last day of the fiscal year following the fifth anniversary of its initial public offering, (c) the date on which Focus Universal has, during the previous three-year period, issued more than $1 billion in non-convertible debt securities, or (d) the date on which Focus Universal is deemed a "large accelerated filer" (with at least $700 million in public float) under the Securities and Exchange Act of 1934 (the "Exchange Act”).

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

None.

Item 2. PROPERTIES

We entered into a two-year Lease Agreement in a multi-tenant warehouse facility in Los Angeles County whereby we pay $7,699 per month starting on April 20, 2015 to April 30, 2017. On May 1, 2016, the monthly lease payment increased to $7,930 per month.

Item 3. LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

Item 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

On September 23, 2014, our common stock was verified for trading on OTCQB under the trading symbol FCUV. Prior to that time, there was no public market for our stock. The following table sets forth for the indicated periods the high and low intra-day sales price per share for our common stock on the OTCQB for the four quarters of 2015 and for the four quarters of 2016.

	High	Low
2015: First Quarter	$2.00	$0.05
2015: Second Quarter	$3.05	$1.50
2015: Third Quarter	$3.05	$3.00
2015: Fourth Quarter	$3.05	$3.50
2016: First Quarter	$1.50	$1.50
2016: Second Quarter	$1.50	$1.50
2016: Third Quarter	$1.50	$1.50
2016: Fourth Quarter	$1.50	$1.50

Holders.

As of March 20, 2017, there were 52 record holders (including our two directors) of 34,574,706 shares of the Company's common stock. At December 31, 2016, there were 52 record holders (including our two directors) of 34,574,706 shares of the Company’s common stock.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the year ended December 31, 2016, the nine months ended December 31, 2015, the year ended March 31, 2015, 2014 or the period from December 4, 2012 (inception) to March 31, 2013.

Item 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward-looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or our behalf. We disclaim any obligation to update forward-looking statements.

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

Through a merger with Perfecular Inc., we strategically expanded our business to the manufacture and marketing of high-tech electronic devices. We realized that Internet marketing would not be sufficient to generate sales of our products, particularly the Ubiquitor product. We are going to focus on all types of marketing, particularly marketing directly to established consumer distributions retailers. For this reason, during the first quarter of 2016 we decided to emphasize our sales of handheld sensors and air filters and discontinue our marketing and advertising business segment. Through the development and creation of our Ubiquitor device, we anticipate that sales and marketing involved with bringing this product to market will require us to hire a number of new employees in order to gain traction in the market as well as continue to expand such sales of our existing sensor and air filter products.

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

Intellectual Property Protection

On November 4, 2016 we filed a U.S. patent application number 15/344,041 with the U.S. Patent and Trademark Office. We hope this full patent application protects the Ubiquitor universal sensor device. It is anticipated that the publication will occur on July 20, 2017. We do not own, either legally or beneficially, any trademarks.

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

Results of Operations

For the twelve months ended December 31, 2016 compared to the twelve months ended December 31, 2015 (unaudited)

Revenue, cost of sales and gross profit

Our consolidated gross revenue for the twelve months ended December 31, 2016 and 2015 was $337,496 and $17,848, respectively. Our cost of revenues for the twelve months ended December 31, 2016 and 2015 was $57,128 and $7,775, respectively, resulting in a gross profit of $280,368 and $10,073 for the twelve months ended December 31, 2016 and 2015, respectively.

For the twelve months ended December 31, 2015, we only generated revenue from search engine optimizating consulting, internet campaign planning and social media consulting. For twelve months ended December 31, 2016, besides our digital marketing business, we also generated significant amount of revenue from sales of broad selection of garden equipment which was the primary business for Perfecular and is now our primary business.

We hired an independent third party contractor who performed web development beginning in the first quarter of 2015. This service was terminated on April 30, 2016 as we discontinued offering digital marketing services.

The increase in revenue is primarily driven by the sales from Perfecular of $335,716 for twelve months ended December 31, 2016. Since the acquisition of Perfecular on December 30, 2015, our revenues have increased and we believe that such revenues could continue to increase as we continue to market and sell our products.

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

Operating Expenses

The major components of our operating expenses for the twelve months ended December 31, 2016 and 2015 are outlined in the table below:

	(Audited) Twelve Months Ended December 31, 2016	(Audited) Nine Months Ended December 31, 2015	(Unaudited) Three Months Ended March 31, 2015	Increase (Decrease)

General and administrative	$257,375	$45,517	$6,086	$205,722
Compensation - officers	121,385	–	–	121,385
Professional fees	142,956	71,153	27,785	44,018
Research and development	201,899	–	–	201,899
	$723,615	$116,670	$33,871	$573,074

The increase in our operating costs for twelve months ended December 31, 2016, compared to twelve months ended December 31, 2015, was due to an increase in expenses related to implementation of our business plan, research and development, officer compensation, and professional fees. General and administrative expenses of $257,375 represent office rent $67,700 (December 31, 2015: $25,409), employees’ salary expenses of $101,880 (December 31, 2015: $0), and payroll tax expenses of $36,547 (December 31, 2015: $0). Officer’s compensation expenses of $121,385 (December 31, 2015: $0). Professional fees represent audit and accounting fees of $78,754 (December 31, 2015: $20,950) and legal fees of $64,202 (December 31, 2015: $77,988). Research and development expenses of $201,899 (December 31, 2015: $0).

Net Losses

During the twelve months ended December 31, 2016 and 2015, we incurred net losses of $440,905 and $145,186, respectively, due to the factors discussed above.

Liquidity and Capital Resources

Working Capital

	As of December 31, 2016	As of December 31, 2015
Current Assets	$488,763	$1,005,437
Current Liabilities	$(431,438)	$(499,656)
Working Capital (Deficit)	$57,325	$505,781

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

	(Audited) For the twelve months ended December 31, 2016	(Audited) For the nine months ended December 31, 2015	(Unaudited) For the three months ended March 31, 2015

Cash provided by (used in) operating activities	$(399,323)	$123,313	$(42,131)
Cash used in investing activities	(8,239)	(1,640)	–
Cash provided by (used in) financing activities	(82,902)	632,335	120,000
Net increase (decrease) in cash	(490,464)	754,008	77,869

Due to the merger with Perfecular Inc. we anticipate that for the next twelve months we will be generating cash from more diversified revenue stream as mentioned under Item 1, Company Background. We believe that our cash generated from operations and cash on hand will provide sufficient capital to fund our operations and meet our cash needs on a short term and long-term basis for the next twelve months. We intend to finance our internal growth with cash on hand, cash provided from operations, borrowings, debt or equity offerings, or some combination thereof to expand our business so that we can meet our cash needs.

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

Our net cash generated by operating activities of $(399,323) for the twelve months ended December 31, 2016 was primarily the result of our net loss of $440,905 largely offset for cash flow purposes by changes in our operating assets and liabilities. These changes include an increase in accounts receivable of $70,993, prepaid expense of $6,999, accounts payable and accrued liabilities of $95,511, and depreciation expense of $1,130; and a reduction in inventories of $53,258, customer deposits of $82,303, and deferred rent of $443. The increase in accounts receivable, inventories, accounts payable and accrued expense, and customer deposit was due to the merger with Perfecular Inc. on December 31, 2015. The increase of prepaid expenses was due to the payment of $10,000 annual fees to OTC Markets Group Inc. that covers a period from September 1, 2016 to August 31, 2017. As of December 31, 2016, the Company expensed a portion of these fees in the amount of $3,333. The increase in deposits was due to security deposits paid for sub-lease agreement with a tenant.

The net cash used in operating activities of $81,182 for the twelve months ended December 31, 2015 was primarily the result of our net loss of $145,186, and changes in our operating assets and liabilities. These changes include an increase in customer deposit of $140,029, and accounts payable and accrued liabilities of $288,148; a reduction in accounts receivable to a related party of $106,889, inventories of $51,574, and deposits of $24,726.

We expect that cash provided by (used in) operating activities may fluctuate in future periods as a result of a number of factors including fluctuations in our net revenues and operating results, utilization of new revenue streams, collection of accounts receivable, and timing of billings and payments.

Cash Flows from Investing Activities

The net cash used in investing activities of $8,239 and $1,640 for the twelve months ended December 31, 2016 and 2015, respectively, represents funds used to purchase furniture for the Company.

Cash Flows from Financing Activities

Perfecular borrowed a loan of $63,369 during the twelve months ended December 31, 2015, from a related party entity, Vitashower, Corp., which is under common ownership and management. The loan was repaid during the twelve months ended December 31, 2016.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FOCUS UNIVERSAL INC. AND SUBSIDIARY

AS OF DECEMBER 31, 2016, AND 2015, AND FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2016, AND 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Focus Universal Inc.

We have audited the accompanying balance sheets of Focus Universal Inc. as of December 31, 2016 and 2015, and the related statements of income, comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2016 and nine months ended December 31, 2015. Focus Universal Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Focus Universal Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the year ended December 31, 2016 and nine months ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/S/ DYH & Company

Irvine, California

March 22, 2017

FOCUS UNIVERSAL INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$340,073	$832,013
Accounts receivable	35,896	106,889
Inventories	104,832	51,574
Prepaid expenses	7,962	14,961
Total Current Assets	488,763	1,005,437

Property and equipment, net	8,517	1,408

Other assets:
Deposits	24,726	24,726

Total assets:	$522,006	$1,031,571

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$372,912	$275,925
Customer deposit	57,726	140,029
Loan from related party	–	63,369
Loan from stockholders	–	19,533
Income taxes payable	800	800
Total Current Liabilities	431,438	499,656
Non-current Liabilities
Deferred rent	468	911

Total Liabilities	431,906	500,567

Commitments and Contingencies
Stockholders' Equity:
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 34,574,706 shares issued and outstanding as of December 31, 2016 and 2015, respectively	34,575	34,575
Additional paid-in capital	713,239	713,239
Accumulated deficit	(657,714)	(216,810)
Total stockholders' equity	90,100	531,004

Total Liabilities and Stockholders' Equity	$522,006	$1,031,571

The accompanying notes are an integral part of these consolidated financial statements.

FOCUS UNIVERSAL INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve months ended December 31, 2016 (Audited)	Nine months ended December 31, 2015 (Audited)	Three months ended March 31, 2015 (Unaudited)
Revenue	$337,496	$17,848	$–
Cost of Revenue	57,128	6,075	–

Gross Profit	280,368	11,773	–

Operation Expenses:
Compensation - officers	121,385	–	–
Research and development	201,899	–	–
Professional fees	142,956	71,153	27,785
General and administrative	257,365	45,517	7,786
Total Operating Expenses	723,605	116,670	(35,571)

Loss from Operations	(443,237)	(104,897)	(35,571)

Other Income (Expense)
Interest expense, net	(203)	(3,918)	–
Other income	5,736	–	–
Other expense	(1,600)	–	–
Total other income (expense)	3,933	(3,918)	–

Loss before income taxes	(439,304)	(108,815)	(35,571)
Income tax provision	1,600	800	–
Net Loss	$(440,904)	$(109,615)	$(35,571)

Net Loss per common share
Basic and diluted	$(0.01)	$(0.02)	$(0.00)*

Weight Average Number of Common Shares Outstanding - Basic and Diluted	34,574,706	6,681,799	6,580,000

* Denotes a loss of less than $(0.01) per share

The accompanying notes are an integral part of these consolidated financial statements.

FOCUS UNIVERSAL INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE PERIOD FROM MARCH 31, 2014 TO DECEMBER 31, 2016

			Common	Additional		Total Stockholders'
	Common stock		Stock	Paid-In	Accumulated	Equity
Description	Shares	Amount	Subscription	Capital	Deficit	(Deficit)

Balance - March 31, 2014 - audited	4,000,000	$4,000	$3,000	$–	$(22,854)	$(15,854)

Common stock issued for cash at $0.0125 per share	2,580,000	2,580	–	29,670	–	32,250

Common stock subscription at $0.0125 per share	–	–	(3,000)	–	–	(3,000)

Forgiveness of advances from former stockholders and accrued compensation officers	–	–	–	42,131	–	42,131

Net loss for the year	–	–	–	–	(84,341)	(84,341)

Balance - March 31, 2015 - audited	6,580,000	6,580	–	71,801	(107,195)	(28,814)
						–
Net loss for the period	–	–	–	–	(109,615)	(109,615)

Common stock issued in exchange for 587,713 shares of Perfecular Inc. common stock	27,994,706	27,995	–	641,438	–	669,433

Balance - December 31, 2015 - audited	34,574,706	34,575	–	713,239	(216,810)	531,004

Net loss for the year	–	–	–	–	(440,904)	(440,904)

Balance - December 31, 2016 - audited	34,574,706	$34,575	$–	$713,239	$(657,714)	$90,100

The accompanying notes are an integral part of these consolidated financial statements.

FOCUS UNIVERSAL INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve months ended December 31, 2016 (Audited)	Nine months ended December 31, 2015 (Audited)	Three months ended March 31, 2015 (Unaudited)
Cash Flows from Operating Activities:
Net Loss	$(440,904)	$(109,615)	$(35,571)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,130	232	–
Changes in Operating Assets and Liabilities:
Accounts receivable	70,993	(106,889)	–
Inventories	(53,258)	(51,574)	–
Prepaid expenses	6,999	(3,096)	(5,019)
Deposits	–	(1,630)	(23,096)
Accounts payable and accrued liabilities	96,987	267,072	21,076
Accounts payable - related party	–	(12,927)	479
Customer deposit	(82,303)	140,029	–
Income taxes payable	–	800	–
Deferred rent	(443)	911	–
Net Cash (Used in) Provided by Operating Activities	(400,799)	123,313	(42,131)

Cash Flows from Investing Activities:
Purchase of property and equipment	(8,239)	(1,640)	–
Net Cash Used in Investing Activities	(8,239)	(1,640)	–

Cash Flows from Financing Activities:
Proceeds from related party borrowing	–	63,369	20,000
Repayment to related parties	(63,369)	(20,000)	–
Proceeds from shareholders loan	–	19,533	100,000
Repayment to shareholders	(19,533)	(100,000)	–
Proceeds from issuing stock	–	669,433	–
Net Cash (Used in) Provided by Financing Activities	(82,902)	632,335	120,000

Net Change in Cash and Cash Equivalents	(491,940)	754,008	77,869

Cash and cash equivalents - Beginning of Period	832,013	78,005	136

Cash and cash equivalents - End of Period	$340,073	$832,013	$78,005

Supplemental Disclosures for Statement of Cash Flows:
Interest paid	$501	$3,150	$–
Income tax paid	1,600	–

The accompanying notes are an integral part of these consolidated financial statements.

FOCUS UNIVERSAL INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Information for the Twelve Months ended December 31, 2016 is audited)

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

On October 21, 2015, Xu Tang entered into a stock purchase agreement whereby Mr. Tang collectively sold his entire 3,260,000 shares of the Company’s Common Stock to eight persons using private funds to purchase the shares. This represents 49.5% of the Company’s outstanding common stock and represents a material change in control of the Company’s ownership. Buyers include Shuqin Xu (who now owns 19.7% of the Company), Tianzeng Xu and Youjuan Xion (who now each own 7.5% of the Company) and five other unrelated persons. To the Company’s knowledge, there are no arrangements or understandings among members of both the former and new control groups and their associates with respect to election of directors or other matters.

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

Note 1 – Organization and Operations (continued)

Change in fiscal year

The Company believes this change will provide numerous benefits, including aligning its reporting periods to be more consistent with peer companies.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Focus Universal Inc. and its wholly-owned subsidiary, Perfecular Inc. All intercompany balance sheet accounts, including receivable and payable have been eliminated upon consolidation. Due to the merger occurred on December 30, 2015, there was no business activity at Perfecular in 2015 to be consolidated since the merger. Therefore, the consolidated statements of operations and changes in stockholder’ equity (deficit) only reflect activities at Focus for all periods presented. The Company’s consolidated financial statements have been prepared in accordance with U.S. GAAP. Please refer to Exhibit 99.1 herein for additional information about Perfecular’s 2015 performance.

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

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820- 10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value with U.S. GAAP, and expands disclosures about fair value measurements.

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

Note 2 – Summary of Significant Accounting Policies (continued)

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

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated.

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

Long Term Assets

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

Note 2 – Summary of Significant Accounting Policies (continued)

Allowance for doubtful accounts

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. There was no allowance for doubtful accounts at December 31, 2016 and December 31, 2015.

Advertising costs

Advertising costs are expensed as incurred. The Company recorded $3,736 and $0 advertising costs for the twelve-month periods ended December 31, 2016 and 2015.

Research and development

Research and development costs are expensed as incurred. Research and development costs primarily consist of efforts to refine existing product models and develop new product models. During 2016, our research and development costs totalled approximately $201,899, primarily for the research and development of the Ubiquitor device. Please refer to Exhibit 99.1 for additional information regarding the research and development costs incurred and recorded on Perfecular’s books.

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

Note 2 – Summary of Significant Accounting Policies (continued)

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

No stock based compensation was issued or outstanding as of December 31, 2016 and 2015.

Income Tax Provision

Income taxes are accounted for using the asset and liability method. Deferred income taxes are provided for temporary differences in recognizing certain income, expense and credit items for financial reporting purposes and tax reporting purposes. Such deferred income taxes primarily relate to the difference between the tax basis of assets and liabilities and their financial reporting amounts. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates applicable to the future years in which deferred tax assets or liabilities are expected to be settled or realized. There were no material deferred tax assets or liabilities as of December 31, 2016, and December 31, 2015.

As of December 31, 2016 and 2015, the Company did not identify any material uncertain tax positions. As of December 31, 2016, the Company’s returns are subject to examination by federal and state taxing authorities, generally for three years and four years, respectively, after they are filed.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company has not filed its tax return for fiscal year ended March 31, 2015. Because the Company does not owe any income tax liability for the fiscal year ended March 31, 2015, the possible penalty for late filing is immaterial to the consolidated financial statements, and the Company did not accrual for interest or penalties on the Company’s balance sheets at December 31, 2016 and 2015.

Perfecular has not completed a formal Section 382 analysis regarding the limitation of net operating loss carryforwards. As such, Perfecular’s net operating loss carryforwards may be limited if an ownership change occurred. Perfecular plans to perform a formal Section 382 analysis if there is sufficient taxable income in the future years to begin utilizing its net operating loss carryforwards.

As of December 31, 2016, the cumulative federal and state net operating loss carryforwards of approximately $375,437 and $373,837 respectively. As of December 31, 2015, the cumulative federal and state net operating loss carryforwards of approximately $216,754 and $215,954, respectively. The cumulative operating loss carryforwards begin to expire in 2033.

Note 2 – Summary of Significant Accounting Policies (continued)

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

There were no potentially dilutive debt or equity instruments issued and outstanding at any time during the twelve-month periods ended December 31, 2016 and 2015.

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

Recent Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). When another party is involved in providing goods or services to a customer, an entity is required to determine whether the nature of its promise is to provide the specified good or service itself (that is, the entity is a principal) or to arrange for that good or service to be provided by the other party (that is, the entity is an agent). An entity is a principal if it controls the specified good or service before that good or service is transferred to a customer. ASC 606 includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customer. ASU 2016-08 clarifies the implementation guidance related to principal versus agent considerations and adds illustrative examples to assist in the application of the guidance. The amendments in ASU 2016-08 affect the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements in ASU 2016-08 are the same as the effective date and transition requirements of ASU 2014-09. ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of ASU 2014-09 by one year.

Note 2 – Summary of Significant Accounting Policies (continued)

In March 2016, the FASB issued ASU 2016-09—Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this guidance are relating to employee share-based compensation. Under the new guidance, we are required to recognize the tax effects of stock compensation as income tax expense or benefit in the income statement and treat the tax effects of exercised or vested awards as discrete items in the reporting period in which they occur. Excess tax benefits are required to be classified as operating activities, and shares we withhold on behalf of employees for tax purposes are required to be classified as financing activities. We may make an accounting policy election to continue to estimate the number of awards that are expected to vest or account for forfeitures when they occur. The threshold to qualify for equity classification permits withholding up to the maximum statutory tax rates. This guidance is required to be adopted in the first quarter of 2017. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15—Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). The amendments in this guidance on eight specific cash flow issues with regard to how cash receipts and cash payments are presented and classified in the statement of cash flows in order to clarify existing guidance and reduce diversity in practice. The guidance is required to be adopted in the first quarter of 2018 on a retrospective basis, unless it is impracticable to apply, in which case it should be applied prospectively as of the earliest date practicable. Early adoption is permitted. We are currently evaluating the impact this guidance will have on our consolidated statement of cash flows.

In January of 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” The amendments in this guidance are clarifying the definition of a business to assist entities when determining whether an integrated set of assets and activities meets the definition of a business. The update provides that when substantially all the fair value of the assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this new guidance is not expected to have a material impact on our consolidated financial statements.

In January of 2017, the FASB issued ASU 2017-04—Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments in this guidance to eliminate the requirement to calculate the implied fair value of goodwill to measure goodwill impairment charge (Step 2). As a result, an impairment charge will equal the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the amount of goodwill allocated to the reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendment should be applied on a prospective basis. The guidance is effective for goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for goodwill impairment tests performed after January 1, 2017. The impact of this guidance for the Company will depend on the outcomes of future goodwill impairment tests.

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

Reclassification

Certain items in December 31, 2016 and December 31, 2015 financial statements have been reclassified to comply with the current period presentation. These reclassifications had no effect on previously reported net loss.

Note 3 – Property and Equipment

At December 31, 2016 and 2015, property and equipment consisted of the following:

	December 31, 2016	December 31, 2015
Furniture and fixture	$9,879	$1,640
Less accumulated depreciation	(1,362)	(232)
Property and equipment, net	$8,517	$1,408

Depreciation expense for the twelve months period ended December 31, 2016 and 2015 amounted to $1,130 and $232, respectively.

Note 4 – Related Party Transactions

Consulting services from President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer

Consulting services provided by the President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer for the twelve months ended December 31, 2016 and 2015 were as follows:

	For the Twelve Months Ended December 31, 2016	For the Twelve Months Ended December 31, 2015
President	$–	$–
Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer	121,385	–
	$–	$–

Loan from related party

From time to time, Perfecular borrows from a related party entity, Vitashower Corp., which is under common ownership and management. At December 31, 2015, the outstanding loan and accrued interest payable to Vitashower totaled $63,369. This loan also bears an annual interest rate of 5%. This loan was repaid in full during the twelve months ended December 31, 2016.

Sales & Purchase from related party

During 2016, Perfecular facilitated approximately $1,003,891 of sales to one customer, representing 90% of total annual sales. However, in accordance to the Financial Accounting Standard Board Accounting Standards Codification 605-45, the Company should report the net revenue of $216,186. Please refer to Revenue Recognition in Note 2 for additional information.

Currently, Perfecular relies on one supplier in China, a related party manufacturer to supply all merchandise for its sales. Account payable to this vendor accounted for approximately 97% at December 31, 2016.

Note 5 – Business Concentration and Risks

As discussed in Note 4, the Company relies on one supplier and one customer for over 97% of its purchase and 90% of its sales.

Note 6 – Commitments and Contingencies

On March 31, 2015, Focus entered into a two-year industrial/commercial multi-tenant lease with P.G.A. Lawson Limited Partnership, whereby we leased a 9,745 square foot warehouse with a 2,415 square foot office space inside. The lease commenced on April 20, 2015 and ends on April 30, 2017, and is subject to renewal. We paid $7,699 per month until May 1, 2016 when the rent increased by 3% to $7,930 per month. The warehouse is located at 829 Lawson Street in the City of Industry, California. Rent expense under this lease will be recognized over the life of the lease term on a straight line basis. Straight-line monthly rent expense over the life of the lease will be $7,812. During twelve months ended December 31, 2016, the variance between the straight line rent expense and the rent paid/abated was recorded as deferred rent at December 31, 2016.

Focus sub-leases a portion of the property to Pefecular. The lease is a non-cancelable operating lease with monthly rent of $5,000. The lease commenced on May 1, 2015 and expires on April 30, 2017. The sublease income for the twelve months ended December 31, 2016 amounted to $60,000. Rental income and expense are eliminated on the accompanying consolidated financial statements.

Focus sub-leases a portion of the property to Cape Robbin Inc. The lease is a non-cancelable operating lease with monthly rent of $4,400. The lease commenced on July 1, 2016 and expires on June 30, 2017. The sublease income for the twelve months ended December 31, 2016 amounted to $26,400.

Total rent expense was $67,700 and $65,409 for the twelve months ended December 31, 2016 and 2015, respectively.

Future minimum lease commitments are as follows:

December 31,	Rent Expense
2017	$47,344
2018	$93,744
Thereafter	–

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

As of December 31, 2016 the Company had 34,574,706 shares of common stock issued and outstanding.

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

Management believes that the measures described above should remediate the material weakness identified and strengthen the Company’s internal control over financial reporting. As the Company continues to evaluate and improve its internal control over financial reporting, additional measures to remediate the material weakness or modifications to certain of the remediation procedures described above may be necessary. The Company expects to complete the required remedial actions during 2016.

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

Item 11: EXECUTIVE COMPENSATION

Compensation of Officers

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during 2016, and 2015 awarded to, earned by or paid to our executive officers.

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compen- sation	Change in Pension Value & Non-qualified Deferred Compen- sation Earnings	All Other Compen- sation	Totals
Position	Year	($)*	($)	($)	($)	($)	($)	($)	($)
Desheng Wang CEO, CFO, Secretary, Director	2016	121,385	0	0	0	0	0	0	0

Edward Lee President and Director	2016	0	0	0	0	0	0	0	0

Edward Lee President and Director	2015	0	0	0	0	0	0	0	0
Jennifer Gu Director	2015	0	0	0	0	0	0	0	0
Xu Tang President and Director	2015	0	0	0	0	0	0	0	0
Desheng Wang CEO, CFO, Secretary	2015	0	0	0	0	0	0	0	0
Yan Chen Senior Vice President	2015	0	0	0	0	0	0	0	0
Tatyana Popova Former President CEO	2015	0	0	0	0	0	0	4,500	4,500
Elena Ignatenko, Former CFO, Treasurer, Secretary	2015	0	0	0	0	0	0	4,500	4,500

Narrative Disclosure Requirement for Summary Compensation Table

Compensation

We have not provided our named executive officers with perquisites or other personal benefits. For the year ended December 31, 2016 the only officer or director paid a salary was Dr. Desheng Wang, who received $121,385. This compared to $0 paid out for the nine months ended December 31, 2015. For the year ended March 31, 2015, the annual compensation was $4,500 to each Tatyana Popova and Elena Ignatenko. This compared to the $3,200 they each received at year ended March 31, 2014. As of year-end March 31, 2015, the current officers have not yet formally or informally entered into compensation arrangements pursuant to services provided under consulting agreements or employment agreements.

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

Directors’ Compensation

The persons who served as members of our board of directors, including executive officers, did not receive any compensation for services as directors for 2016, 2015, 2014 and 2013.

Option Exercises and Stock Vested

We do not have a stock option plan in place; therefore, there were no options issued, outstanding, exercised, or stock issued or vested as compensation during the twelve months ended December 31, 2016, 2015, or 2014.

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

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Beneficial Ownership %

Common	Desheng Wang, CEO, CFO, and Director	17,000,000	49.169

Common	Edward Lee, President and Director	8,400,000	24.295

Common	Yan Chen	3,000,000	8.667

(1) Applicable percentage of ownership is based on 34,574,706 shares of common stock outstanding on December 31, 2016.

Percentage ownership is determined based on shares owned together with securities exercisable or convertible into shares of common stock within 60 days of December 31, 2016, for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2016, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Our common stock is our only issued and outstanding class of securities eligible to vote.

As of December 31, 2016 there were 25,400,000 shares of common stock outstanding owned by our officers and directors.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Consulting services provided by the President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer for the twelve months ended December 31, 2016 and 2015 were as follows:

	For the Twelve Months Ended December 31, 2016	For the Twelve Months Ended December 31, 2015

President	$–	$0
Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer	121,385	0
	$–	$0

Advances to (from) related party

Prior to the merger, the Company granted advances to or from Perfecular Inc. from time to time, and the advances are non-interest bearing. Total advances from Perfecular amounted to $12,448 as of March 31, 2015. The entire balance was paid off in January, 2016.

Loan from stockholders

On February 25, 2015, the Company borrowed $100,000 from a stockholder for working capital. The loan bears an interest rate of 5% annually. The loan is unsecured and is due on demand. The outstanding balance was $100,000 at March 31, 2015, with accrued interest payable of $479 as of March 31, 2015. The entire balance plus accrued interest was paid off in October, 2015.

From time to time, Perfecular has borrowed short-term loans from shareholders. At December 31, 2015, Perfecular has short-term loans payable totaled approximately $19,533. These loans are due upon the demand of the lender and were unsecured with annual interest rate of 0.55%. The entire balance plus accrued interest was paid off in February, 2016.

Loan from related party

On February 1, 2015, the Company borrowed $20,000 from Perfecular. This loan is a demand loan payable upon the demand of the lender. The interest rate will accrue at 0.48% per annum and is unsecured. The outstanding balance for this loan was $20,000 and $0 at March 31,2015 and December 31, 2015, respectively. The entire balance plus accrued interest was paid off in June, 2016.

From time to time, Perfecular borrows from a related party entity, Vitashower Corp., which is under common ownership and management. At December 31, 2015, the outstanding loan and accrued interest payable to Vitashower totaled $63,369. This loan also bears an annual interest rate of 5 percent. The entire balance plus accrued interest was paid off in March, 2016.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the year ended March 31, 2015, 2014, and the period from December 4, 2012 (Inception) to March 31, 2013, we engaged Cutler & Co, LLC, as our independent auditor. On October 20, 2015, we changed our independent auditor to DYH & Company. For the nine months ended December 31, 2015 and 2014, and year ended March 31, 2015 and nine months ended December 31, 2015 and December 31, 2016. For these periods, we incurred fees as discussed below:

	Year ended December 31, 2016		Twelve Months ended December 31, 2015

Audit fees		$46,633	$14,250
Audit – related fees	$	Nil	Nil
Tax fees		Nil	Nil
All other fees		Nil	Nil

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements and review of our quarterly financial statements. The audit fees included approximately $10,660 that is related to Form S-1 filings. Tax fees represent fees related to preparation of our corporation income tax returns. Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services.

PART IV

Item 15. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

2.1	Agreement and Plan of Merger by and among Focus Universal Inc., FCUV Acquisition Corp. and Perfecular Inc. filed with the SEC on January 5, 2016.
3.1	Articles of Incorporation. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on December 26, 2013.
3.2	Bylaws. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on December 26, 2013.
4.2	Subscription Agreement. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on December 26, 2013.
10.1	Stock Purchase Agreement dated December 29, 2015. Incorporated by reference to the Company’s 8-K filed with the SEC on January 5, 2015.
10.2	Unsecured Demand Promissory Note dated February 1, 2015 in the amount of $20,000 filed with the SEC on July 28, 2015
10.3	Unsecured Demand Promissory Note dated February 25, 2015 in the amount of $100,000 filed with the SEC on July 28, 2015
10.4	Master Revolving Note dated May 21, 2015 in the amount of $1,000,000 filed with the SEC on July 28, 2015
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Perfecular Inc. unconsolidated financial statements for year-end 2015.*
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

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

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 22, 2017

FOCUS UNIVERSAL INC.

By:	/s/ Desheng Wang
Desheng Wang
Chief Executive Officer, Chief Financial Officer, and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Focus Universal Inc. and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Desheng Wang	Chief Executive Officer, Secretary and Director	March 22, 2017
Desheng Wang

