Form 10-Q
period 2017-03-31
FOCUS UNIVERSAL INC.
filed 2017-05-15
CIK 1590418

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2017

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐    No ☒

As of May 12, 2017, registrant had outstanding 34,574,706 shares of the registrant's common stock at a par value of $0.001 per share.

FORM 10-Q

FOCUS UNIVERSAL INC.

2

PART I FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to FOCUS UNIVERSAL INC.

ITEM 1. FINANCIAL STATEMENTS

FOCUS UNIVERSAL INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

3

FOCUS UNIVERSAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$216,766	$340,073
Accounts receivable	105,483	35,896
Inventories	97,594	104,832
Prepaid expenses	6,598	7,962
Total Current Assets	426,441	488,763

Property and equipment, net	8,059	8,517

Other Assets:
Deposits	24,726	24,726

Total Assets	$459,226	$522,006

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$324,696	$372,912
Customer deposit	147,830	57,726
Security deposit	4,400	–
Income tax payable	800	800
Total Current Liabilities	477,726	431,438

Noncurrent Liabilities:
Deferred rent	117	468

Total Liabilities	477,843	431,906

Commitments and Contingencies

Stockholders' Equity:
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 34,574,706 shares issued and outstanding as of March 31, 2017 and December 31, 2016	34,575	34,575
Additional paid-in capital	1,371,618	1,371,618
Accumulated deficit	(1,424,810)	(1,316,093)
Total stockholders' equity (deficit)	(18,617)	90,100
Total Liabilities and Stockholder’s Equity:	$459,226	$522,006

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOCUS UNIVERSAL INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2017	2016
Revenue	$82,190	$84,387

Cost of Revenue	20,336	5,730

Gross Profit	61,854	78,657

Operation Expenses:
Compensation - officers	30,000	30,000
General and administrative	62,909	78,502
Professional fees	27,981	47,983
Research and development	54,476	36,530
Total Operating Expenses	175,366	193,015

Loss from Operations	(113,512)	(114,358)

Other Income (Expense):
Interest income (expense), net	34	(396)
Other income	4,763	(250)
Total Other Income (Expense)	4,797	(646)

Loss before income taxes	(108,715)	(115,004)

Income tax provision	–	800

Net Loss	$(108,715)	$(115,804)

Not Loss Per Common Share:
Basic and Diluted	$–	$–

Weight Average Number of Common Shares Outstanding - Basic and Diluted	34,574,706	35,574,706

* Denotes a loss of less than $(0.01) per share

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOCUS UNIVERSAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Cash Flows from Operating Activities:
Net Loss	$(108,715)	$(115,804))
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	456	111
Changes in allowance for bad debt	–	293
Changes in Operating Assets and Liabilities:
Accounts receivable	(69,587)	86,149
Inventories	7,237	2,212
Prepaid expenses	1,364	3,095
Accounts payable and accrued liabilities	(43,815)	(48,298)
Customer deposit	90,104	(73,805)
Income taxes payable	–	(800)
Deferred rent	(351)	342
Net Cash Used in Operating Activities	(123,307)	(146,505)

Cash Flows from Investing Activities:
Purchase of property and equipment	–	(1,029)
Net Cash Used in Investing Activities	–	(1,029)

Cash Flows from Financing Activities:
Repayment to related parties	–	(63,369)
Repayment to shareholders	–	(19,533)
Net Cash (Used in) Provided by Financing Activities	–	(82,902)

Net Change in Cash and Cash Equivalents	(123,307)	(230,436)

Cash and cash equivalents - Beginning of Period	340,073	832,013

Cash and cash equivalents - End of Period	$216,766	$601,577

Supplemental Disclosures for Statement of Cash Flows:
Interest paid	$–	$501
Income tax paid	$–	$800

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOCUS UNIVERSAL INC. AND SUBSIDIARY

NOTES TO THE CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and Operations

Focus Universal Inc. (the “Company”) was incorporated under the laws of the State of Nevada on December 4, 2012 (“Inception”). We are a universal smart instrument developer and manufacturer, headquartered in Los Angeles, California, specializing in the development and commercialization of the novel and proprietary universal smart technologies and instruments. The universal smart technology is a commercial off the shelf technology and innovation for its soft hardware integrated platform, which provides a unique and universal solution for embedded design, industrial control, test and measurement. It utilizes a smartphone, computer or a mobile device as a platform and display, communicates and works with a group of sensors or probes manufactured by different vendors in a manner that requires the user to have little or no knowledge of their unique characteristics. A typical universal smart instrument consists of a reusable foundation component which include a smartphone, a wireless gateway (Ubiquitor), universal smart application software (app), and architecture-specific components: the sensor modules, which together perform the functions of traditional instruments and is designated to replace the traditional stand-alone instruments at a fraction of their cost.

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

On December 31, 2015, we filed Articles of Merger with the State of Nevada and filed a Certificate of Merger with the State of California which were the result of an agreement entered into on December 30, 2015, with a related party, Perfecular Inc., (“Perfecular”) a California corporation and FCUV Acquisition Corp., a Nevada corporation and a wholly-owned subsidiary of the Company, pursuant to which we agreed to acquire all of the issued and outstanding of 587,712 shares of Perfecular’s common stock in exchange for the issuance of 27,994,706 shares of the Company’s common stock to the shareholders of Perfecular Inc. in an exchange ratio of 47.6333 to one. This represents approximately 80% of the outstanding shares of the Company and represents a material change in control of the Company’s ownership. Mr. Desheng Wang was the majority stockholder of Perfecular.

Note 1 – Organization and Operations (continued)

Change in Control (continued)

The Company and Perfecular were entities under common control; therefore, in accordance with ASC 805-50-45, the acquisition of Perfecular was accounted for as a business combination between entities under common control and treated similar to a pooling of interest transaction.

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

The unaudited interim consolidated financial statements furnished reflect all adjustments (consisting of normal recurring accruals), which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2016 and notes thereto contained in the information as part of the Company’s Transition Report on the Form 10-KT, which was filed with the Securities and Exchange Commission.

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

Perfecular reports net revenue for its sales to third parties in accordance to the Financial Accounting Standard Board Accounting Standards Codification 605-45, because its primary business functions are designing sensor products, marketing and sales of Tianjin Guanglee’s, (a related party product).  While Tianjin Guanglee determines the product specifications and the sales prices, and bears physical loss risks during shipping. Perfecular collects full amount of accounts receivable from customers through direct wire transfers or letters of credit and remits payments to Tianjin Guanglee for the intercompany invoices with amounts net of the sales commissions. Commission revenue is recognized when the sales booked by Perfecular is recognized.

Allowance for doubtful accounts

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. There was no allowance for doubtful accounts at March 31, 2017 and December 31, 2016.

Advertising costs

Advertising costs are expensed as incurred. The Company recorded no advertising costs for the three-month periods ended March 31, 2017 and 2016.

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

There were no outstanding stock options during the three months ended March 31, 2017 and 2016.

Income Tax Provision

Income taxes are accounted for using the asset and liability method. Deferred income taxes are provided for temporary differences in recognizing certain income, expense and credit items for financial reporting purposes and tax reporting purposes. Such deferred income taxes primarily relate to the difference between the tax basis of assets and liabilities and their financial reporting amounts. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates applicable to the future years in which deferred tax assets or liabilities are expected to be settled or realized. There were no material deferred tax assets or liabilities as of March 31, 2017 and December 31, 2016.

As of March 31, 2017 and December 31, 2016, the Company did not identify any material uncertain tax positions.

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

There were no potentially dilutive debt or equity instruments issued and outstanding at any time during the three-month periods ended March 31, 2017 and 2016.

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

Note 3 – Property and Equipment

At March 31, 2017 and December 31, 2016, property and equipment consisted of the following:

	March 31, 2017	December 31, 2016
Furniture and fixture	$9,879	$9,879
Total	9,879	9,879
Less accumulated depreciation	(1,819)	(1,362)
Property and equipment, net	$8,059	$8,517

Depreciation expense for the three months period ended March 31, 2017 and 2016 amounted to $456 and $111, respectively.

Note 4 – Related Party Transactions

Consulting services from President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer

Consulting services provided by the President and Chief Executive Officer for the three months ended March 31, 2017 and 2016 amounted to $30,000 and $30,000, respectively.

Note 5 – Business Concentration and Risks

Major customers

One customer accounted for 69% and 100%  of the total accounts receivable at March 31, 2017 and 2016.

Major vendors

One vendor accounted for 99% of total accounts payable at March 31, 2017.

Note 6 – Commitments and Contingencies

On April 24, 2017, Focus entered into a two-year industrial/commercial lease within a larger multi-tenant industrial complex with Walnut Park Business Center, LLC. We leased a 2,800-square foot warehouse with a 1,400-square foot office space inside which will allow us to assemble our products as well as efficiently run our administrative operations in the same building. The lease commenced on May 1, 2017 and will end on April 30, 2019. We will pay $3,500 per month until May 1, 2018 when the rent increased to $3,605 per month. The warehouse is located at 820511 East Walnut Drive North, Walnut, California. Rent expense under this lease will be recognized over the life of the lease term on a straight-line basis. Straight-line monthly rent expense over the life of the lease will be $3,553.

On March 31, 2015, Focus entered into a two-year industrial/commercial multi-tenant lease at 829 Lawson Street in the City of Industry, California with P.G.A. Lawson Limited Partnership. This lease will end on May 31, 2017. We leased a 9,745-square foot warehouse with a 2,415-square foot office space inside. The lease commenced on April 20, 2015 and ends on April 30, 2017. We paid $7,699 per month until May 1, 2016 when the rent increased by 3%. Rent expense under this lease was recognized over the life of the lease term on a straight-line basis. Straight-line monthly rent expense over the life of the lease was $7,812. During the three months ended March 31, 2017, the variance between the straight-line rent expense and the rent paid/abated was recorded as deferred rent at March 31, 2017.

Focus sub-leases a portion of the property to Perfecular Inc. The lease is a non-cancelable operating lease with monthly rent of $5,000. The lease commenced on May 1, 2015 and expires on May 31, 2017. The sublease income for the three months ended March 31, 2017, amounted to $15,000. Rental income and expense are eliminated on the accompanying consolidated financial statements.

In July 2016, Focus sub-leased a portion of the property to a third party. The lease is non-cancelable operating lease with monthly rent of $4,400. During the three months ended March 31, 2017, the Company recognized $13,200 in sub-lease income. The   lease commenced on July 7, 2016 and expires on May 31, 2017.

Total rent expense was $15,000 and $8,827 for the three months ended March 31, 2017 and 2016, respectively.

Note 7 – Subsequent Events

The Company has evaluated all events that occurred after the consolidated balance sheet date through the date when the consolidated financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no significant reportable subsequent events to be disclosed.

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

Through a merger with Perfecular Inc., we strategically expanded our business to the manufacture and marketing of high-tech electronic devices. We realized that Internet marketing would not be sufficient to generate sales of our products, particularly the Ubiquitor product. We are going to focus on all types of marketing, particularly marketing directly to established consumer distributions retailers. For this reason, in 2016 we decided to emphasize our sales of handheld sensors and air filters and discontinue our marketing and advertising business segment. Through the development and creation of our Ubiquitor device, we anticipate that sales and marketing involved with bringing this product to market will require us to hire a number of new employees in order to gain traction in the market as well as continue to expand such sales of our existing sensor and air filter products.

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

Intellectual Property Protection

After the merger, on January 20, 2016 we filed provisional patent application number 62/281,104 with attorney docket number PER1.PAU.01.0 and Confirmation No. 2212. Prior to its expiration, on November 4, 2016, we filed a full utility patent application with the U.S. Patent and Trademark Office (number 15/344,041). We anticipate that the publication will be required to occur on or around July 20, 2017. We filed the trademark “Ubiquitor” on July 10, 2016, under Serial No.:  87068020.

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

Recent Developments

Recently, the China Association for Science and Technology (“CAST”) and the People’s government of Jilin Province, China formed a joint task force to hold an entrepreneurship competition called the “Innovation and Entrepreneurship Competition for Overseas Talents.” The competition will be conducted from March 2017 through June 2017 and will aim to attract outstanding talent and help establish new businesses with advanced technologies in Changchun, the capital of Jilin Province. The first prize winners will receive financial support from the Changchun government, PE firms and venture capitals, and will be recommended to participate in the 2017 National Innovation and Entrepreneurship Week.

We submitted an application on April 17, 2017 and, together with an endorsement from the Overseas Chinese Entrepreneur Alliance (“OCEA”), we were accepted to be one of the 30 projects to participate in the Stage Two selection at the Massachusetts Institute of Technology on May 13. 2017.

There are three different stages of the competition. Stage One is the Preliminary Contest where companies are sponsored by OCEA and the local Chinese communities. There are 30 projects in our specific category that will to participate in the second stage of the competition.

The second stage is the selection stage. The results from this stage will be concluded before May 15th, and 50 total projects from among 90 total projects across all sub-categories will be selected to enter the final round of the competition. The final round of the competition is when the selection committee will invite the 50 projects/teams to the final contest which will be held in Changchun, and will arrange showcases and meetings with the sponsoring financial institutions and government officials.

Results of operations for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Revenue, cost of sales and gross profit

Our consolidated gross revenue for the three months ended March 31, 2017 and 2016, was $82,190 and $84,387, respectively. Our cost of consolidated cost of revenues for the three months ended March 31, 2017 and 2016, was $20,336 and $5,730, respectively, resulting in a gross profit of $61,854 and $78,657 for the three months ended March 31, 2017 and 2016, respectively.

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

Operating Costs and Expenses

The major components of our operating expenses for the three months ended March 31, 2017 and 2016 are outlined in the table below:

	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2016	Increase (Decrease) $
Officer compensation	$30,000	$30,000	$–
General and administrative	62,909	78,502	(15,593)
Professional fees	27,981	47,983	(20,002)
Research and development	54,476	36,530	17,946
Total operating expenses	$175,366	$193,015	$(17,649)

General and administrative expenses of $62,909 incurred during the three months ended March 31, 2017 primarily consisted of office rent of $15,000 (March 31, 2017, 2016: $23,827), office salaries of $27,688 (March 31, 2017, 2016: $36,582).

Professional fees decreased from $47,983 during the three months ended March 31, 2016 to $27,981 during the three months ended March 31, 2017, a decrease of $20,002.

Officer compensation of $30,000 (March 31, 2017, 2016: $30,000), and research and development of $54,476 (March 31, 2017, 2016: $0), during three months ended March 31, 2017 were expenses attributable to Perfecular.

Net Losses

During the three months ended March 31, 2017 and 2016, we incurred net losses of $108,715 and $115,804 respectively, due to the factors discussed above.

Liquidity and Capital Resources

Working Capital

	March 31, 2017	December 31, 2016
Current Assets	$426,441	$488,763
Current Liabilities	(477,726)	(431,438)
Working Capital	$(51,285)	$57,325

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2016
Net cash used in operating activities	$(123,307)	$(146,505)
Net cash used in investing activities	–	(1,029)
Net cash used in financing activities	–	(82,902)
Net change in cash and cash equivalents	$(123,307)	$(230,436)

Due to the merger with Perfecular Inc. we anticipate that for the next 12 months we will be generating cash from more diversified revenue streams as mentioned herein. We believe that our cash generated from operations and cash on hand may not provide sufficient capital to fund our operations and meet our cash needs on a short term and long-term basis for the next twelve months.  Consequently, we intend to finance our internal growth with cash on hand, cash provided from operations, borrowings, debt or equity offerings, or some combination thereof to expand our business so that we can meet our cash needs.

Cash Flows from Operating Activities

The net cash outflows from operating activities of $123,307 for the three months ended March 31, 2017, was primarily the result of our net loss of $108,715 and changes in our operating assets and liabilities. The net cash outflows from operating activities of $146,505 for the three months ended March 31, 2016 was primarily the result of our net loss of $115,804, and changes in our operating assets and liabilities.

We expect that cash flows from operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our net revenues and operating results, utilization of new revenue streams, collection of accounts receivable, and timing of billings and payments.

Cash Flows from Investing Activities

The net cash used in investing activities of $0 and $1,029 for the three months ended March 31, 2017 and 2016, respectively represents funds used to purchase property and equipment for the Company.

Cash Flows from Financing Activities

We repaid $0 and $82,902 related to advances from a related party and a shareholder respectively during the three months ended March 31, 2017 and 2016, respectively.

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

Off Balance Sheet Arrangements

As of March 31, 2017, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation SK.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We were not subject to any legal proceedings during the three months ended March 31, 2017 and there are currently no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

No shares or common stock were sold during the three months ended March 31, 2017.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three-month periods ended March 31, 2017 or 2016.

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

Focus Universal Inc.

Date: May 11, 2017	By:	/s/Desheng Wang Desheng Wang Chief Executive Officer

Dated May 11, 2017	By:	/s/Desheng Wang Desheng Wang Chief Financial Officer

