Form 10-Q
period 2017-06-30
FOCUS UNIVERSAL INC.
filed 2017-08-11
CIK 1590418

Table of Contents

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2017

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

As of August 11, 2017, registrant had outstanding 34,574,706 shares of the registrant's common stock at a par value of $0.001 per share.

FORM 10-Q

FOCUS UNIVERSAL INC.

2

PART I. FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to FOCUS UNIVERSAL INC.

ITEM 1. FINANCIAL STATEMENTS

3

FOCUS UNIVERSAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current Assets:
Cash	$650,896	$340,073
Accounts receivable	22,145	35,896
Inventories	84,653	104,832
Prepaid expenses	7,325	7,962
Total Current Assets	765,019	488,763

Property and equipment, net	7,603	8,517

Other Assets:
Deposits	7,210	24,726

Total Assets	$779,832	$522,006

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$378,547	$372,912
Customer deposit	104,870	57,726
Income tax payable	–	800
Total Current Liabilities	483,417	431,438

Noncurrent Liabilities:
Convertible promissory note, net of discount of $420,000 at June 30, 2017	–	–
Deferred rent	–	468

Total Liabilities	483,417	431,906

Commitments and Contingencies

Stockholders' Equity:
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 34,574,706 shares issued and outstanding as of June 30, 2017 and December 31, 2016	34,575	34,575
Additional paid-in capital	1,791,618	1,371,618
Accumulated deficit	(1,529,778)	(1,316,093)
Total stockholders' equity	296,415	90,100
Total Liabilities and Stockholder’s Equity:	$779,832	$522,006

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOCUS UNIVERSAL INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
Revenue	$128,896	$86,603	$211,086	$170,990

Cost of Revenue	45,163	11,689	65,498	17,419

Gross Profit	83,733	74,914	145,588	153,571

Operating Expenses:
Compensation - officers	30,000	30,000	60,000	60,000
General and administrative	60,444	71,047	123,083	149,549
Professional fees	41,797	23,059	69,777	71,042
Research and development	55,452	46,452	109,929	82,982
Total Operating Expenses	187,693	170,558	362,789	363,573

Loss from Operations	(103,960)	(95,644)	(217,201)	(210,002)

Other Income(Expense):
Interest income (expense), net	20	79	53	(317)
Other income	–	1,990	4,763	1,990
Other expense	(230)	–	(500)	(250)
Total Other Income (Expense)	(210)	2,069	4,316	1,423

Loss before income taxes	(104,170)	(93,575)	(212,885)	(208,579)

Income tax provision	800	–	800	800

Net Loss	$(104,970)	$(93,575)	$(213,685)	$(209,379)

Net Loss Per Common Share:
Basic and Diluted	$(0.00)*	$(0.00)*	$(0.01)	$(0.01)

Weight Average Number of Common Shares Outstanding - Basic and Diluted	34,574,706	34,574,706	34,574,706	34,574,706

* Denotes a loss of less than $(0.01) per share

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

FOCUS UNIVERSAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Cash Flows from Operating Activities:
Net Loss	$(213,685)	$(209,379)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	914	392
Changes in Operating Assets and Liabilities:
Accounts receivable	14,043	31,042
Inventory	20,179	10,341
Prepaid expenses	636	10,148
Accounts payable and accrued liabilities	9,743	(8,682)
Deposit	13,116	–
Customer deposit	47,145	(92,431)
Income taxes payable	(800)	(800)
Deferred rent	(468)	260
Net Cash Used in Operating Activities	(109,177)	(259,109)

Cash Flows from Investing Activities:
Purchase of property and equipment	–	(3,297)
Advances to related party	–	(3,155)
Net Cash Used in Investing Activities	–	(6,452)

Cash Flows from Financing Activities:
Proceeds from convertible note payable	420,000	–
Repayment to related parties	–	(63,369)
Repayment to shareholders	–	(19,533)
Net Cash Provided by (Used in) Financing Activities	420,000	(82,902)

Net Change in Cash	310,823	(348,463)

Cash - Beginning of Period	340,073	832,013

Cash - End of Period	$650,896	$483,550

Supplemental Disclosures for Statement of Cash Flows:
Interest paid	$–	$501
Income tax paid	$800	$800

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOCUS UNIVERSAL INC. AND SUBSIDIARY

NOTES TO THE CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and Operations

Focus Universal Inc. (the “Company”) was incorporated under the laws of the State of Nevada on December 4, 2012 (“Inception”). We are a universal smart instrument developer and manufacturer, headquartered in the Los Angeles, California metropolitan area, specializing in the development and commercialization of the novel and proprietary universal smart technologies and instruments. Universal smart technology is an innovative, commercial off-the-shelf technology with an innovative soft hardware integrated platform. Our platform provides a unique and universal wireless solution for embedded design, industrial control, test and measurement. Our smart technology software utilizes a smartphone, computer, or a mobile device as a platform and display that communicates and works in tandem with a group of external sensors and probes manufactured by different vendors in a manner that requires the user to have little or no knowledge of their unique characteristics. A typical universal smart instrument consists of a reusable foundation component which include a smartphone, a wireless gateway (Ubiquitor), universal smart application software (our “Application”), and architecture-specific components: the sensor modules, which together perform the functions of traditional instruments and is designated to replace the traditional stand-alone instruments at a fraction of their cost.

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

Also, effective October 21, 2015, Dr. Jennifer Gu and Dr. Edward Lee were appointed as directors of the Company, and Dr. Gu and Dr. Lee accepted such appointments. Thereupon, each of Xu Tang and Yan Chen resigned as directors of the Company. Accordingly, the entire Board of Directors consists of Dr. Desheng Wang, Dr. Jennifer Gu, and Dr. Edward Lee.

On December 31, 2015, we filed Articles of Merger with the State of Nevada and filed a Certificate of Merger with the State of California which were the result of an agreement entered into on December 30, 2015, with a related party, Perfecular Inc., (“Perfecular”) a California corporation and FCUV Acquisition Corp., a Nevada corporation and a wholly-owned subsidiary of the Company, pursuant to which we agreed to acquire all of the issued and outstanding of 587,712 shares of Perfecular’s common stock in exchange for the issuance of 27,994,706 shares of the Company’s common stock to the shareholders of Perfecular Inc. in an exchange ratio of 47.6333 to 1. This represents approximately 80% of the outstanding shares of the Company and represents a material change in control of the Company’s ownership. Mr. Desheng Wang was the majority stockholder of Perfecular.

Note 1 – Organization and Operations (continued)

Change in Control (continued)

The Company and Perfecular were entities under common control; therefore, in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (“ASC”) 805-50-45, the acquisition of Perfecular was accounted for as a business combination between entities under common control and treated similar to a pooling of interest transaction.

Perfecular Inc. was founded in September 2009 and is headquartered in City of Industry, California, and is engaged in designing certain digital sensor products and sells a broad selection of horticultural sensors and filters in North America and Europe.

Change in fiscal year

On December 11, 2015, the Board of Directors of the Company approved a change in the fiscal year end from a fiscal year end on June 30 to a calendar year end on December 31 effective immediately.

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

Segment Reporting

The Company currently has one operating segment. In accordance with ASC 280, Segment Reporting (“ASC 280’), the Company considers operating segments to be components of the Company’s business for which separate financial information is available that evaluated regularly by the Management in deciding how to allocate resources and in assessing performance. The Management reviews financial information presented on a consolidated basis for purposes of allocation resources and evaluating financial performance. Accordingly, the Company has determined that it has a single operating and reportable segment.

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

Note 2 – Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less to be cash and cash equivalents. At times, such investments may be in excess of Federal Deposit Insurance Corporation (FDIC) insurance limit. There were no cash equivalents held by the Company at June 30, 2017 and December 31, 2016.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company limits its exposure to credit loss by investing its cash with high credit quality financial institutions.

Fair Value of Financial Instruments

The Company follows paragraph ASC 825-10-50-10 for disclosures about fair value of its financial instruments and paragraph ASC 820- 10-35-37 (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements.

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

Inventory

Inventory is valued at the lower of the inventory’s cost (first in, first out basis) or the current market price of the inventory. Management compares the cost of inventory with its market value and an allowance is made to write down inventory to market value, if lower. .. Inventory allowances are recorded for obsolete or slow moving inventory based on assumptions about future demand and marketability of products, the impact of new product introductions and specific identification of items, such as discontinued products. These estimates could vary significantly from actual requirements if future economic conditions, customer inventory levels or competitive conditions differ from expectations. The Company regularly reviews the value of inventory based on historical usage and estimated future usage. As of June 30, 2017 and December 31, 2016, there was no allowance for slow moving or obsolete inventory.

Note 2 – Summary of Significant Accounting Policies (continued)

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

Revenue Recognition

The Company applies ASC 605-10-S99-1 for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

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

Perfecular’s primary business functions are designing and marketing products. Tianjin Guanglee serves as an original equipment manufacturer (“OEM”). Perfecular determines the product specifications and the sales prices, and bears physical loss risks during shipping. Perfecular collects full amount of accounts receivable from customers through direct wire transfers or letters of credit. Tianjin Guanglee invoices Perfecular for the manufacturing costs and Perfecular pays these invoices.

Allowance for doubtful accounts

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. There was no allowance for doubtful accounts at June 30, 2017 and December 31, 2016.

Research and development

Research and development costs are expensed as incurred. Research and development costs primarily consist of efforts to refine existing product models and develop new product models.

Related Parties

The Company follows ASC 850-10 for the identification of related parties and disclosure of related party transactions. Pursuant to ASC 850-10-20 the related parties include: a) affiliates of the Company; b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of ASC 825–10–15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly Influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

Note 2 – Summary of Significant Accounting Policies (continued)

Related Parties (continued)

The consolidated financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated financial statements is not required in those statements. The disclosures shall include: (a) the nature of the relationship(s) involved; (b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the consolidated financial statements; (c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and (d) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitments and Contingencies

The Company follows ASC 450-20 to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

There were no outstanding stock options during the six months ended June 30, 2017 and 2016.

Income Tax Provision

Income taxes are accounted for using the asset and liability method. Deferred income taxes are provided for temporary differences in recognizing certain income, expense and credit items for financial reporting purposes and tax reporting purposes. Such deferred income taxes primarily relate to the difference between the tax basis of assets and liabilities and their financial reporting amounts. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates applicable to the future years in which deferred tax assets or liabilities are expected to be settled or realized. There were no material deferred tax assets or liabilities as of June 30, 2017 and December 31, 2016.

As of June 30, 2017, and December 31, 2016, the Company did not identify any material uncertain tax positions.

Note 2 – Summary of Significant Accounting Policies (continued)

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed pursuant to ASC 260-10-45. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.

Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

There were no potentially dilutive debt or equity instruments issued and outstanding at any time during the three and six-month periods ended June 30, 2017 and 2016.

Cash Flows Reporting

The Company adopted ASC 230-10-45-24 for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by ASC 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments. The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to ASC 830-230-45-1.

Subsequent Events

The Company follows the guidance in ASC 855-10-50 for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued. Pursuant to ASU 2010-09, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Note 3 – Property and Equipment

At June 30, 2017 and December 31, 2016, property and equipment consisted of the following:

	June 30, 2017	December 31, 2016
Furniture and fixture	$9,879	$9,879
Total	9,879	9,879
Less accumulated depreciation	(2,276)	(1,362)
Property and equipment, net	$7,603	$8,517

Depreciation expense for the six months period ended June 30, 2017 and 2016 amounted to $914 and $392, respectively.

Note 4 – Convertible Promissory Note

On June 30, 2017, the Company received $420,000 through a convertible promissory note from an unrelated third party. The note bears interest at 10% per annum, is due on June 30, 2020 and is unsecured. The convertible promissory note contains a provision that allows the note holder to convert the outstanding balance into shares of the Company's common stock at $1.75 per shares.  The Company determined that the convertible promissory note contained a beneficial conversion feature that was valued at $438,000; however, the amount recorded as the beneficial conversion feature is limited to the face amount of the convertible promissory note.  This beneficial conversion feature of $420,000 has been recorded in the financial statements to additional paid-in capital and as a discount to the convertible promissory payable. The debt discount is being amortized over the terms of the convertible promissory note.  The Company recognized interest expense of $0 during the six months ended June 30, 2017 related to the amortization of the debt discount.

Note 5 – Related Party Transactions

Compensation Expense to President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer

Compensation for services provided by the President and Chief Executive Officer for the six months ended June 30, 2017 and 2016 amounted to $60,000 and $60,000, respectively.

Note 6 – Business Concentration and Risks

Major customers

One customer accounted for 100% and 100% of the total accounts receivable at June 30, 2017 and December 31, 2016, respectively.

Major vendors

One vendor accounted for 94% and 97% of total accounts payable at June 30, 2017 and December 31, 2016, respectively.

Note 7 – Commitments and Contingencies

On April 24, 2017, we entered into a two-year industrial/commercial lease within a larger multi-tenant industrial complex with Walnut Park Business Center, LLC. We leased a 2,800-square foot warehouse with a 1,400-square foot office space inside which will allow us to assemble our products as well as efficiently run our administrative operations in the same building. The lease commenced on May 1, 2017 and will end on April 30, 2019. We will pay $3,500 per month until May 1, 2018 when the rent will increase to $3,605 per month. The warehouse is located at 820511 East Walnut Drive North, Walnut, California. Rent expense under this lease will be recognized over the life of the lease term on a straight-line basis. Straight-line monthly rent expense over the life of the lease will be $3,553.

On June 30, 2015, we entered into a two-year industrial/commercial multi-tenant lease at 829 Lawson Street in the City of Industry, California with P.G.A. Lawson Limited Partnership. This lease ended on May 31, 2017. We leased a 9,745-square foot warehouse with a 2,415-square foot office space inside. The lease commenced on April 20, 2015 and ended on April 30, 2017. We paid $7,699 per month until May 1, 2016 when the rent increased by 3%. Rent expense under this lease was recognized over the life of the lease term on a straight-line basis. Straight-line monthly rent expense over the life of the lease was $7,812.

We sub-lease a portion of the property to Perfecular Inc. The lease is a non-cancelable operating lease with monthly rent of $5,000. The lease commenced on May 1, 2015 and expired on May 31, 2017. The sublease income for the six months ended June 30, 2017, amounted to $10,000. Rental income and expense are eliminated on the accompanying consolidated financial statements.

In July 2016, we sub-leased a portion of the property to a third party. The lease is non-cancelable operating lease with monthly rent of $4,400. During the three months ended June 30, 2017, the Company recognized $8,800 in sub-lease income. The lease commenced on July 7, 2016 and expired on May 31, 2017. $3,300 of the rent deposit has been returned to the subtenant.

Note 8 – Subsequent Events

The Company has evaluated all events that occurred after the consolidated balance sheet date through the date when the consolidated financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no significant reportable subsequent events to be disclosed except for the following.

On July 28, 2017, the Company received an additional $80,000 from issuing a convertible promissory note to the same person and on the same terms as described in Note 4.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth herein and in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly the Report on Form 10-K, Form 10-Q and any Current Reports on Form 8-K.

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

Ubiquitor Wireless Universal Sensor Device

We have fully researched and developed a device we call the “Ubiquitor,” which is a handheld, fully modular system with a universal sensor node and gateway system that uses a smartphone as the output display module that displays the readings of various probe modules. We have completed an initial production run of 1,000 devices and intend to develop this into full-scale production as soon as commercially possible. The Ubiquitor is a wireless sensor device that combines measuring tools with smartphone technology to quickly deliver sensor node data on desktop and mobile phone screens. The Ubiquitor’s sensor analytics system will integrate event-monitoring, storage and analytics software in a cohesive package that we hope will provide a holistic view of sensor data it is reading.

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

This device is intended to connect to over 256 sensor instruments, and integrate data using embedded software to display the data and all analytics onto a digital screen (desktop or mobile displays) using multiple types of wireless connections (i.e., Wi-Fi, Bluetooth, 3G and 4G). Most types of probes can connect to the hardware. If the sensor size is bigger than the standard probe size, it is possible to simply use a USB cable to connect the probe and the hub. All data and analytics are displayed on a single screen, with tools that record and keep track of all measurements, and sort and display analytic information in easy to read charts.

The Ubiquitor is a general platform that collects data in real time, up to 100hz per second, and thus is intended to be adapted to many industrial uses as well as academic laboratory uses.

The Ubiquitor is a multipurpose wireless intelligent sensor device that will be intended to achieve universal compatibility. Currently, the Ubiquitor device could simultaneously accommodate more than 256 different types of sensor heads. Users could use their smartphones to simultaneously operate and monitor over 256 kinds of sensor readings. With Perfecular’s technology, users only need to obtain the sensor heads instead of getting entirely separate wired sensors which is the industry standard currently. We have not yet started research and development of a second generation Ubiquitor device, but once we demonstrate the market for this product we intend to begin such research and development.

Intellectual Property Protection

After the merger, on January 20, 2016 we filed provisional patent application number 62/281,104 with attorney docket number PER1.PAU.01.0 and Confirmation No. 2212. Prior to its expiration, on November 4, 2016, we filed a full utility patent application with the U.S. Patent and Trademark Office (“USPTO”) (number 15/344,041). We are performing routine correspondence with the USPTO regarding publication which we anticipate will occur throughout this correspondence process. We filed the trademark “Ubiquitor” on July 10, 2016, under Serial No.: 87068020.

Competitors

There are several competitors we have identified in the wireless sensor node industry, including traditional instruments or devices manufacturers such as Hanna Instruments or Extech Instruments.

Hach developed and launched SC1000 Multi-parameter Universal Controller, a probe module for connecting up to 8 SC sensors. Their products are not compatible with smart phones yet and we believe their price-point is still prohibitive to consumers.

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

Results of operations for the three months ended June 30, 2017 compared to the three months ended June 30, 2016.

Revenue, cost of sales and gross profit

Our consolidated gross revenue for the three months ended June 30, 2017 and 2016, was $128,896 and $86,603, respectively. Our cost of consolidated cost of revenues for the three months ended June 30, 2017 and 2016, was $45,163 and $11,689, respectively, resulting in a gross profit of $83,733 and $74,914 for the three months ended June 30, 2017 and 2016, respectively.

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

Operating Costs and Expenses

The major components of our operating expenses for the three months ended June 30, 2017 and 2016 are outlined in the table below:

	For the Three Months Ended June 30, 2017	For the Three Months Ended June 30, 2016	Increase (Decrease) $
Officer compensation	$30,000	$30,000	$–
General and administrative	60,444	71,047	(10,603)
Professional fees	41,797	23,059	18,738
Research and development	55,452	46,452	9,000
Total operating expenses	$187,693	$170,558	$17,135

General and administrative expenses of $60,444 incurred during the three months ended June 30, 2017 primarily consisted of office rent of $14,879 (June 30, 2016: $23,398), office salaries of $27,482 (June 30, 2016: $26,795).

Professional fees increased from $23,059 during the three months ended June 30, 2016 to $41,797 during the three months ended June 30, 2017, an increase of $18,738.

Officer compensation of $30,000 (June 30, 2016: $30,000), and research and development of $55,452 (June 30, 2016: $46,452), during three months ended June 30, 2017 were expenses attributable to Perfecular.

Net Losses

During the three months ended June 30, 2017 and 2016, we incurred net losses of $104,970 and $93,575 respectively, due to the factors discussed above

Results of operations for the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

Revenue, cost of sales and gross profit

Our consolidated gross revenue for the six months ended June 30, 2017 and 2016, was $211,086 and $170,990, respectively. Our cost of consolidated cost of revenues for the six months ended June 30, 2017 and 2016, was $65,498 and $17,419, respectively, resulting in a gross profit of $145,588 and $153,571 for the six months ended June 30, 2017 and 2016, respectively.

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

Operating Costs and Expenses

The major components of our operating expenses for the six months ended June 30, 2017 and 2016 are outlined in the table below:

	For the Six Months Ended June 30, 2017	For the Six Months Ended June 30, 2016	Increase (Decrease) $
Officer compensation	$60,000	$60,000	$–
General and administrative	123,083	149,549	(26,466)
Professional fees	69,777	71,042	(1,265)
Research and development	109,929	82,982	26,947
Total operating expenses	$362,789	$363,573	$(784)

General and administrative expenses of $123,083 incurred during the six months ended June 30, 2017 primarily consisted of office rent of $29,879 (June 30, 2016: $47,225), office salaries of $55,171 (June 30, 2016: $72,333).

Professional fees decreased from $71,042 during the six months ended June 30, 2016 to $69,777 during the six months ended June 30, 2017, a decrease of $1,265.

Officer compensation of $60,000 (June 30, 2016: $60,000), and research and development of $109,929 (June 30, 2016: $82,982), during six months ended June 30, 2017 were expenses attributable to Perfecular.

Net Losses

During the six months ended June 30, 2017 and 2016, we incurred net losses of $213,685 and $209,379 respectively, due to the factors discussed above.

Liquidity and Capital Resources

Working Capital

	June 30, 2017	December 31, 2016
Current Assets	$765,019	$488,763
Current Liabilities	$(483,417)	$(431,438)
Working Capital	$281,602	$57,325

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

	For the Six Months Ended June 30, 2017	For the Six Months Ended June 30, 2016
Net cash used in operating activities	$(109,177)	$(259,109)
Net cash used in investing activities	–	(6,452)
Net cash provided by (used in) financing activities	420,000	(82,902)
Net change in cash and cash equivalents	$310,823	$(348,463)

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

Cash Flows from Operating Activities

The net cash outflows from operating activities of $109,177 for the six months ended June 30, 2017, was primarily the result of our net loss of $213,685 and changes in our operating assets and liabilities. The net cash outflows from operating activities of $259,109 for the six months ended June 30, 2016 was primarily the result of our net loss of $209,379, and changes in our operating assets and liabilities.

We expect that cash flows from operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our net revenues and operating results, utilization of new revenue streams, collection of accounts receivable, and timing of billings and payments.

Cash Flows from Investing Activities

The net cash used in investing activities of $0 and $6,452 for the six months ended June 30, 2017 and 2016, respectively, represents funds used to purchase property and equipment and advances to related party

Cash Flows from Financing Activities

During the six months ended June 30, 2017, we received $420,000 for the issuance of a convertible promissory note. We repaid $0 and $82,902 related to advances from a related party and a shareholder respectively during the six months ended June 30, 2017 and 2016, respectively.

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

Off Balance Sheet Arrangements

As of June 30, 2017, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation SK.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We were not subject to any legal proceedings during the three months ended June 30, 2017 and there are currently no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

No shares or common stock were sold during the three months ended June 30, 2017.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding at June 30, 2017.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

Our common stock has been quoted on the OTCQB and on the OTC Link since July 31, 2014 under the symbol “FCUV”.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

The following financial information is filed as part of this report:

(a)	(1) FINANCIAL STATEMENTS

(2) SCHEDULES

(3) EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit Number	Description

2.1	Agreement and Plan of Merger by and among Focus Universal Inc., FCUV Acquisition Corp. and Perfecular Inc. filed with the SEC on January 5, 2016.

3.1	Articles of Incorporation. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on December 26, 2013.

3.2	Bylaws. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on December 26, 2013.

4.2	Subscription Agreement. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on December 26, 2013.

10.1	Stock Purchase Agreement dated December 29, 2014. Incorporated by reference to the Company’s 8-K filed with the SEC on January 5, 2015.

10.2	Unsecured Demand Promissory Note dated February 1, 2015 in the amount of $20,000 filed with the SEC on July 28, 2015

10.3	Unsecured Demand Promissory Note dated February 25, 2015 in the amount of $100,000 filed with the SEC on July 28, 2015

10.4	Master Revolving Note dated May 21, 2015 in the amount of $1,000,000 filed with the SEC on July 28, 2015

10.5	Unsecured Convertible Promissory Note dated July 1, 2017 in the amount of $420,000 filed herewith.

10.6	Unsecured Convertible Promissory Note dated July 28, 2017 in the amount of $80,000 filed herewith.

31.1	Certification of CEO pursuant to Sec. 302

31.2	Certification of CFO pursuant to Sec. 302

32.1	Certification of CEO pursuant to Sec. 906

32.2	Certification of CFO pursuant to Sec. 906

101.INS	XBRL Instances Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Focus Universal Inc.

Date: August 11, 2017	By:	/s/ Desheng Wang Desheng Wang Chief Executive Officer

Date: August 11, 2017	By:	/s/ Desheng Wang Desheng Wang Chief Financial Officer

