Form 10-Q
period 2017-09-30
FOCUS UNIVERSAL INC.
filed 2017-11-17
CIK 1590418

Table of Contents

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-193087

FOCUS UNIVERSAL INC.

(Exact Name of Small Business Issuer as specified in its charter)

Nevada	46-3355876
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

20511 East Walnut Drive North
Walnut, CA	91789
(Address of principal executive offices)	(zip code)

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

As of November [-], 2017, registrant had outstanding 34,574,706 shares of the registrant's common stock at a par value of $0.001 per share.

FORM 10-Q

FOCUS UNIVERSAL INC.

PART I. FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to FOCUS UNIVERSAL INC.

ITEM 1. FINANCIAL STATEMENTS

3

FOCUS UNIVERSAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current Assets:
Cash	$577,597	$340,073
Accounts receivable	105,048	35,896
Inventories	75,953	104,832
Prepaid expenses	11,053	7,962
Total Current Assets	769,651	488,763

Property and equipment, net	7,145	8,517

Other Assets:
Deposits	7,210	24,726

Total Assets	$784,006	$522,006

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$390,624	$372,912
Customer deposit	117,656	57,726
Income tax payable	–	800
Total Current Liabilities	508,280	431,438

Noncurrent Liabilities:
Convertible promissory note, net of discount of $460,073 at September 30, 2017	39,927	–
Deferred rent	–	468

Total Liabilities	548,207	431,906

Commitments and Contingencies

Stockholders' Equity:
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 34,574,706 shares issued and outstanding as of September 30, 2017 and December 31, 2016	34,575	34,575
Additional paid-in capital	1,871,618	1,371,618
Accumulated deficit	(1,670,394)	(1,316,093)
Total stockholders' equity	235,799	90,100
Total Liabilities and Stockholders’ Equity:	$784,006	$522,006

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOCUS UNIVERSAL INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
Revenue	$220,643	$257,349	$943,110	$993,961

Cost of Revenue (principally related party)	146,540	190,911	723,419	774,628

Gross Profit	74,103	66,438	219,691	219,333

Operating Expenses:
Compensation - officers	30,000	30,000	90,000	90,000
General and administrative	54,708	62,276	177,791	212,969
Professional fees	32,385	25,996	102,162	95,468
Research and development	58,522	53,255	168,451	136,237
Total Operating Expenses	175,615	171,527	538,404	534,674

Loss from Operations	(101,512)	(105,089)	(318,713)	(315,341)

Other Income(Expense):
Interest income (expense), net	(39,855)	65	(39,802)	(253)
Other income	1,046	5,868	5,809	7,858
Other expense	(296)	–	(795)	–
Total Other Income (Expense)	(39,105)	5,933	(34,788)	7,605

Loss before income taxes	(140,617)	(99,156)	(34,788)	(307,736)

Income tax provision	–	800	800	1600

Net Loss	$(140,617)	$(99,956)	$(354,301)	$(309,336)

Net Loss Per Common Share:
Basic and Diluted	$(0.00)*	$(0.00)*	$(0.01)	$(0.01)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	34,574,706	34,574,706	34,574,706	34,574,706

* Denotes a loss of less than $(0.01) per share

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

FOCUS UNIVERSAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Cash Flows from Operating Activities:
Net Loss	$(354,301)	$(309,336)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,371	672
Amortization of debt discount	39,926	–
Changes in Operating Assets and Liabilities:
Accounts receivable	(69,152)	70,943
Inventory	28,879	10,901
Prepaid expenses	(3,091)	4,535
Other current liabilities	–	4,400
Income tax payable	(800)	–
Accounts payable and accrued liabilities	17,712	35,695
Deposit	17,516	–
Customer deposit	59,931	(140,029)
Deferred rent	(468)	(92)
Net Cash Used in Operating Activities	(262,477)	(322,311)

Cash Flows from Investing Activities:
Purchase of property and equipment	–	(3,296)
Net Cash Used in Investing Activities	–	(3,296)

Cash Flows from Financing Activities:
Proceeds from convertible note payable	500,000	–
Repayment to related parties	–	(63,369)
Repayment to shareholders	–	(19,533)
Net Cash Provided by (Used in) Financing Activities	500,000	(82,902)

Net Change in Cash	237,523	(408,509)

Cash - Beginning of Period	340,074	832,013

Cash - End of Period	$577,597	$423,504

Supplemental Disclosures for Statement of Cash Flows:
Interest paid	$125	$502
Income tax paid	$800	$800

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOCUS UNIVERSAL INC. AND SUBSIDIARY

NOTES TO THE CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and Operations

Focus Universal Inc. (the “Company”) was incorporated under the laws of the State of Nevada on December 4, 2012 (“Inception”). We are a universal smart instrument developer and manufacturer, headquartered in the Los Angeles, California metropolitan area, specializing in the development and commercialization of the novel and proprietary universal smart technologies and instruments. Universal smart technology is an innovative, commercial, off-the-shelf technology with an innovative soft hardware integrated platform. Our platform provides a unique and universal wireless solution for embedded design, industrial control, test and measurement. Our smart technology software utilizes a smartphone, computer, or a mobile device as a platform and display that communicates and works in tandem with a group of external sensors and probes manufactured by different vendors in a manner that requires the user to have little or no knowledge of their unique characteristics. Our universal smart instrument (the “Ubiquitor”) consists of a reusable foundation component which includes a wireless gateway (which allows the instrument to connect to the smartphone via Bluetooth and wifi technology), a universal smart application software (our “Application”) which is installed on the user’s smartphone allowing the sensor readouts to be monitored on the smartphone screen. The Ubiquitor also connects to a variety of individual scientific sensors that collect unique data points, from moisture, light, and airflow to other things like electricity voltage meters and a wide variety of applications. These data points are then sent wirelessly to the smartphone and the data is organized on the smartphone screen. The smartphone, foundation, and sensor readouts together perform the functions of many traditional scientific and engineering instruments and are intended to replace the traditional, wired stand-alone instruments at a fraction of their cost.

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

Perfecular Inc. was founded in September 2009 and is headquartered in Walnut, California, and is engaged in designing certain digital sensor products and sells a broad selection of horticultural sensors and filters in North America and Europe.

Change in Fiscal Year

On December 11, 2015, the Board of Directors of the Company approved a change in the fiscal year end from a fiscal year end on September 30 to a calendar year end on December 31 effective immediately.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less to be cash and cash equivalents. At times, such investments may be in excess of Federal Deposit Insurance Corporation (FDIC) insurance limit. There were no cash equivalents held by the Company at September 30, 2017 and December 31, 2016.

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

Inventory

Inventory is valued at the lower of the inventory’s cost (first in, first out basis) or the current market price of the inventory. Management compares the cost of inventory with its market value and an allowance is made to write down inventory to market value, if lower. . Inventory allowances are recorded for obsolete or slow moving inventory based on assumptions about future demand and marketability of products, the impact of new product introductions and specific identification of items, such as discontinued products. These estimates could vary significantly from actual requirements if future economic conditions, customer inventory levels or competitive conditions differ from expectations. The Company regularly reviews the value of inventory based on historical usage and estimated future usage. As of September 30, 2017 and December 31, 2016, there was no allowance for slow moving or obsolete inventory.

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

Allowance for doubtful accounts

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. There was no allowance for doubtful accounts at September 30, 2017 and December 31, 2016.

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

There were no outstanding stock options during the nine months ended September 30, 2017 and 2016.

Income Tax Provision

Income taxes are accounted for using the asset and liability method. Deferred income taxes are provided for temporary differences in recognizing certain income, expense and credit items for financial reporting purposes and tax reporting purposes. Such deferred income taxes primarily relate to the difference between the tax basis of assets and liabilities and their financial reporting amounts. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates applicable to the future years in which deferred tax assets or liabilities are expected to be settled or realized. There were no material deferred tax assets or liabilities as of September 30, 2017 and December 31, 2016.

As of September 30, 2017, and December 31, 2016, the Company did not identify any material uncertain tax positions.

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

There were no potentially dilutive debt or equity instruments issued and outstanding at any time during the three and nine-month periods ended September 30, 2017 and 2016.

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

Note 3 – Property and Equipment

At September 30, 2017 and December 31, 2016, property and equipment consisted of the following:

	September 30, 2017	December 31, 2016
Furniture and fixture	$9,879	$9,879
Total	9,879	9,879
Less accumulated depreciation	(2,734)	(1,362)
Property and equipment, net	$7,145	$8,517

Depreciation expense for the nine months ended September 30, 2017 and 2016 amounted to $1,371 and $672, respectively.

Note 4 – Convertible Promissory Note

On June 30, 2017 and again on July 28, 2017, the Company received $420,000 and $80,000, respectively through a series of two unsecured convertible promissory notes from the same unrelated third party (the “2017 Notes”). The 2017 Notes bear interest at 10% per annum, are due on June 30, 2020 and July 28, 2020 respectively and are unsecured. The 2017 Notes contain a provision that allows the note holder to convert the outstanding balance into shares of the Company's common stock at $1.75 per share. The Company determined that the convertible promissory notes contain beneficial conversion features that are valued at $420,000 and $80,000 respectively; however, the amount recorded as the beneficial conversion feature is limited to the face amount of the convertible promissory note. This beneficial conversion features of $420,000 and $80,000 have been recorded in the financial statements to additional paid-in capital and as a discount to the convertible promissory payable. The debt discounts are being amortized over the terms of the 2017 Notes. The Company recognized interest expense of $35,255 and $4,672 during the nine months ended September 30, 2017 related to the amortization of the debt discounts.

Note 5 – Related Party Transactions

Compensation Expense to President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer

Compensation for services provided by the President and Chief Executive Officer for the nine months ended September 30, 2017 and 2016 amounted to $90,000 and $90,000, respectively.

Compensation for services provided by the President and Chief Executive Officer for the three months ended September 30, 2017 and 2016 amounted to $30,000 and $30,000, respectively.

Note 6 – Business Concentration and Risks

Major customers

One customer accounted for 100% and 100% of the total accounts receivable at September 30, 2017 and December 31, 2016, respectively.

Major vendors

One vendor accounted for 95% and 97% of total accounts payable at September 30, 2017 and December 31, 2016, respectively.

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

On September 30, 2015, we entered into a two-year industrial/commercial multi-tenant lease at 829 Lawson Street in the City of Industry, California with P.G.A. Lawson Limited Partnership. This lease ended on May 31, 2017. We leased a 9,745-square foot warehouse with a 2,415-square foot office space inside. The lease commenced on April 20, 2015 and ended on April 30, 2017. We paid $7,699 per month until May 1, 2016 when the rent increased by 3%. Rent expense under this lease was recognized over the life of the lease term on a straight-line basis. Straight-line monthly rent expense over the life of the lease was $7,812.

We sub-lease a portion of the property to Perfecular Inc. The lease is a non-cancelable operating lease with monthly rent of $5,000. The lease commenced on May 1, 2015 and expired on May 31, 2017. The sublease income for the nine months ended September 30, 2017, amounted to $10,000. Rental income and expense are eliminated on the accompanying consolidated financial statements.

In July 2016, we sub-leased a portion of the property to a third party. The lease is non-cancelable operating lease with monthly rent of $4,400. During the three months ended September 30, 2017, the Company recognized $8,800 in sub-lease income. The lease commenced on July 7, 2016 and expired on May 31, 2017. $3,300 of the rent deposit has been returned to the subtenant.

Note 8 – Subsequent Events

The Company has evaluated all events that occurred after the consolidated balance sheet date through the date when the consolidated financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no significant reportable subsequent events to be disclosed except for the following.

On November 6, 2017, the Company entered into a non-exclusive corporate financial advisory agreement (the “Advisory Agreement”) with a financial advisory firm Veyo Partners LLC, a Delaware limited liability company (“Veyo”). Pursuant to the terms of the Advisory Agreement, the Company pays a monthly fee of $20,000, with at least $4,000 being paid in cash and the remainder being paid in unregistered and restricted securities (bearing an appropriate restrictive legend). The Advisory Agreement also has an acquisition fee equal to eight percent (8%) of the enterprise value of any acquisition that is introduced to the Company by Veyo.

Note 9 – Going Concern

In August 2014, the FASB issued ACU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard requires management to assess the company’s ability to continue as a going concern. Disclosures are required if there is substantial doubt as to the company’s continuation as a going concern within one year after the issue date of financial statements. The standard provides guidance for making the assessment, including consideration of management’s plans which may alleviate doubt regarding the Company’s ability to continue as a going concern. ASU 2014-15 is effective for years ending after December 15, 2016. The Company has adopted this standard for the quarter ending September 30, 2017.

These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to repay its debt obligations, to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Recently, the Company has devoted a substantial amount of resources to research and development to bring the Ubiquitor and its mobile application to full production and distribution. As of September 30, 2017, the Company had a net loss and had negative cash flow from operating activities of $354,301 and $262,477, respectively. The Company also had an accumulated deficit of $1,670,394. These factors raise certain doubts regarding the Company’s ability to continue as a going concern. There are no assurances, however, that the Company will be successful in obtaining an adequate level of financing for the long-term development and commercialization of its Ubiquitor product.

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

After sending our circuit boards to China for soldering at an unaffiliated manufacturing facility, we assembled the initial production run at our U.S. facilities in Walnut, California. This initial production run will allow us to show large distributors and consumers the capabilities of the Ubiquitor which we hope will generate demand.

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

Results of operations for the three months ended September 30, 2017 compared to the three months ended September 30, 2016.

Revenue, cost of sales and gross profit

Our consolidated gross revenue for the three months ended September 30, 2017 and 2016, was $220,643 and $257,349, respectively. Our cost of consolidated cost of revenues for the three months ended September 30, 2017 and 2016, was $146,540 and $190,911, respectively, resulting in a gross profit of $74,103 and $66,438 for the three months ended September 30, 2017 and 2016, respectively.

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

Operating Costs and Expenses

The major components of our operating expenses for the three months ended September 30, 2017 and 2016 are outlined in the table below:

	For the Three Months Ended September 30, 2017	For the Three Months Ended September 30, 2016	Increase (Decrease) $
Officer compensation	$30,000	$30,000	$–
General and administrative	54,708	62,276	(7,568)
Professional fees	32,385	25,996	6,389
Research and development	58,522	53,255	5,267
Total operating expenses	$175,615	$171,527	$4,088

General and administrative expenses of $54,708 incurred during the three months ended September 30, 2017 primarily consisted of office rent of $10,500 (September 30, 2016: $15,000), office salaries of $25,902 (September 30, 2016: $28,766).

Professional fees increased from $25,996 during the three months ended September 30, 2016 to $32,385 during the three months ended September 30, 2017, an increase of $6,389.

Officer compensation of $30,000 (September 30, 2016: $30,808), and research and development of $58,522 (September 30, 2016: $53,255), during three months ended September 30, 2017 were expenses attributable to Perfecular.

Other income (expense)

Our other income (expense) for the three months ended September 30, 2017 and 2016, was $(39,105) and $5,933, respectively. The increase in other expense in 2016 is principally a result of the amortization of debt discount related to the convertible note payable.

Net Losses

During the three months ended September 30, 2017 and 2016, we incurred net losses of $140,617 and $99,956 respectively, due to the factors discussed above.

Results of operations for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

Revenue, cost of sales and gross profit

Our consolidated gross revenue for the nine months ended September 30, 2017 and 2016, was $943,110 and $993,961, respectively. Our cost of consolidated cost of revenues for the nine months ended September 30, 2017 and 2016, was $723,419 and $774,628, respectively, resulting in a gross profit of $219,691 and $219,333 for the nine months ended September 30, 2017 and 2016, respectively.

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

Operating Costs and Expenses

The major components of our operating expenses for the nine months ended September 30, 2017 and 2016 are outlined in the table below:

	For the Nine months Ended September 30, 2017	For the Nine months Ended September 30, 2016	Increase (Decrease) $
Officer compensation	$90,000	$90,000	$–
General and administrative	177,791	212,969	(35,718)
Professional fees	102,162	95,468	6,694
Research and development	168,451	136,237	32,214
Total operating expenses	$538,404	$534,674	$3,730

General and administrative expenses of $177,791 incurred during the nine months ended September 30, 2017 primarily consisted of office rent of $32,500 (September 30, 2016: $62,225), office salaries of $81,073 (September 30, 2016: $82,399).

Professional fees increased from $95,468 during the nine months ended September 30, 2016 to $102,162 during the nine months ended September 30, 2017, an increase of $6,694.

Officer compensation of $90,000 (September 30, 2016: $90,000), and research and development of $168,451 (September 30, 2016: $136,237), during nine months ended September 30, 2017 were expenses attributable to Perfecular.

Other income (expense)

Our other income (expense) for the nine months ended September 30, 2017 and 2016, was $(34,788) and $7,605, respectively. The increase in other expense in 2016 is principally a result of the amortization of debt discount related to the convertible note payable.

Net Losses

During the nine months ended September 30, 2017 and 2016, we incurred net losses of $354,301 and $309,336 respectively, due to the factors discussed above.

Liquidity and Capital Resources

Working Capital

	September 30, 2017	December 31, 2016
Current Assets	$769,651	$488,763
Current Liabilities	$(508,280)	$(431,438)
Working Capital	$261,371	$57,325

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

	For the Nine months Ended September 30, 2017	For the Nine months Ended September 30, 2016
Net cash used in operating activities	$(262,477)	$(322,311)
Net cash used in investing activities	–	(3,296)
Net cash provided by (used in) financing activities	500,000	(82,902)
Net change in cash and cash equivalents	$237,523	$(408,509)

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

Cash Flows from Operating Activities

The net cash outflows from operating activities of $262,477 for the nine months ended September 30, 2017, was primarily the result of our net loss of $354,301and changes in our operating assets and liabilities. The net cash outflows from operating activities of $322,311 for the nine months ended September 30, 2016 was primarily the result of our net loss of $309,336, and changes in our operating assets and liabilities.

We expect that cash flows from operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our net revenues and operating results, utilization of new revenue streams, collection of accounts receivable, and timing of billings and payments.

Cash Flows from Investing Activities

The net cash used in investing activities of $0 and $3,296 for the nine months ended September 30, 2017 and 2016, respectively, represents funds used to purchase property and equipment and advances to related party.

Cash Flows from Financing Activities

During the nine months ended September 30, 2017, we received $500,000 for the issuance of a convertible promissory note. We repaid $0 and $82,902 related to advances from a related party and a shareholder respectively during the nine months ended September 30, 2017 and 2016, respectively.

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

Off Balance Sheet Arrangements

As of September 30, 2017, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation SK.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We were not subject to any legal proceedings during the three months ended September 30, 2017 and there are currently no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

No shares or common stock were sold during the three months ended September 30, 2017.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding at September 30, 2017.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

Our common stock has been quoted on the OTCQB and on the OTC Link since July 31, 2014 under the symbol “FCUV”.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

The following financial information is filed as part of this report:

(a)	(1) FINANCIAL STATEMENTS

(2) SCHEDULES

(3) EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit Number	Description

2.1	Agreement and Plan of Merger by and among Focus Universal Inc., FCUV Acquisition Corp. and Perfecular Inc. filed with the SEC on January 5, 2016.

3.1	Articles of Incorporation. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on December 26, 2013.

3.2	Bylaws. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on December 26, 2013.

4.2	Subscription Agreement. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on December 26, 2013.

10.1	Stock Purchase Agreement dated December 29, 2014. Incorporated by reference to the Company’s 8-K filed with the SEC on January 5, 2015.

10.2	Unsecured Demand Promissory Note dated February 1, 2015 in the amount of $20,000 filed with the SEC on July 28, 2015

10.3	Unsecured Demand Promissory Note dated February 25, 2015 in the amount of $100,000 filed with the SEC on July 28, 2015

10.4	Master Revolving Note dated May 21, 2015 in the amount of $1,000,000 filed with the SEC on July 28, 2015

10.5	Unsecured Convertible Promissory Note dated July 1, 2017 in the amount of $420,000 as filed with the SEC on August 11, 2017.

10.6	Unsecured Convertible Promissory Note dated July 28, 2017 in the amount of $80,000 as filed with the SEC on August 11, 2017.

10.7	Advisory Agreement with Veyo Partners LLC dated November 6, 2017 filed herewith.

31.1	Certification of CEO pursuant to Sec. 302

31.2	Certification of CFO pursuant to Sec. 302

32.1	Certification of CEO pursuant to Sec. 906

32.2	Certification of CFO pursuant to Sec. 906

101.INS	XBRL Instances Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Focus Universal Inc.

Date: November 17, 2017	By:	/s/ Desheng Wang Desheng Wang Chief Executive Officer

Date: November 17, 2017	By:	/s/ Desheng Wang Desheng Wang Chief Financial Officer

