Form 10-K
period 2017-12-31
FOCUS UNIVERSAL INC.
filed 2018-04-02
CIK 1590418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-193087

FOCUS UNIVERSAL INC.

(Exact name of registrant as specified in its charter)

Nevada	46-3355876
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or organization)

20511 East Walnut Drive North, Walnut, CA	91789
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (702) 724-2646

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock
$0.001 par value	None

Securities registered under Section 12(g) of the Exchange Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this From 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

As of March 30, 2018, the date immediately preceding the filing of this Annual Report, the aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing price of the thinly-traded Over-The-Counter QB of $2.49 per share, at which the common equity was sold, was $86,091,018.

The number of shares outstanding of the registrant’s common stock, $0.001 par value, outstanding as of April 2, 2018: 34,574,706.

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

1

PART I

Item 1. BUSINESS

Company Background.

Focus Universal Inc. (the “Company”, “we”, “us” or “our”) is a Nevada corporation involved in two separate industries: (1) a provider of handheld sensor devices and wholesaler of various air filters; and (2) a universal smart instrument platform developer.

We are based in the city of Walnut, California, and were incorporated in Nevada in 2012. In December 2013, we filed an S-1 registration statement that went effective on March 14, 2014.

Our website is www.focusuniversal.com. Our website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

Focus Universal Inc. is a universal smart instrumentation platform developer and universal smart device manufacturer. We are also a wholesaler of various air filtration systems. We are also researching, developing, and manufacturing a universal smart instrument device and working on specializing in the development and commercialization of such universal smart technologies and instruments. We define universal smart technology as commercial technology with an integrated platform, which provides a unique and universal solution for test and measurement made up of off-the-shelf parts. We are working on developing a universal sensor node and gateway system that use the data processing capabilities of a smartphone to display readings of multiple probe modules.

Our universal smart instrumentation technology features a Universal Smart Instrumentation Platform (“USIP”) generalizes instruments into a reusable foundation representing a majority part of the instruments, and architecture-specific components (sensor modules), which together replaces the functions of traditional instruments at a fraction of their cost. The USIP has an open architecture incorporating a variety of individual instrument functions, sensors and probes from different industries and vendors. The platform features the ability to connect thousands of sensors or probes. This technology addresses major limitations with traditional hardware and represents another technological advancement in the Internet of Things marketplace. We call this device the “Ubiquitor” because it can be used to wirelessly measure and test a variety of electrical and physical phenomena such as voltage, current, temperature, pressure, sound, light, and humidity.

The Ubiquitor, which we have created and have manufactured in limited quantities, utilizes a standard desktop computer with Mac OS, Windows OS, an Android-based or iOS-based smartphone, or mobile tablet device as a platform that communicates with a group of sensors or probes manufactured by different vendors in a manner that requires the user to have little or no knowledge of their unique characteristics. The data readout is displayed on the computer, smartphone, or tablet display in a program or application we have created for Windows PC and are creating for MacOS. We are designing the application software (the “App”) to have a graphical representation of control and indicator elements common in real instruments such as knobs, buttons, dials, and graphs, etc. Our developers are designing and implementing a soft control touch screen interface which supports real-time data monitoring and facilitates instrument control and operation.

Until March 31, 2016, we offered a full range of web services, including web marketing services, social and viral marketing campaigns, search engine optimization consulting, and web analytics implementation. We generated our revenue from providing these services to small and medium sized businesses. We focused on providing one-off services, such as development of a fully functioning website or creation of a marketing strategy plan, to small business clients.

Through a merger with Perfecular Inc., we strategically expanded our services to the manufacture and marketing of high-tech electronic devices. We sell handheld sensor systems and filters wholesaler to distribution platforms and are working on developing the App and the Ubiquitor. We are also researching the development of an anti-counterfeit authentication technology that we believe could address the problem of counterfeit production by attempting to authenticate consumer goods.

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

To the Company’s knowledge, there were no arrangements or understandings among members of both the former and new control groups and their associates with respect to election of directors or other matters.

Effective as of October 21, 2015, Xu Tang and Yan Chen resigned from their positions as President and Senior Vice President, respectively, of the Company. There were no disagreements between the Company and Messrs. Tang and Chen. On that same date, Dr. Edward Lee was been appointed to serve as President of the Company and still serves in that capacity.

Also effective as of October 21, 2015, Dr. Jennifer Gu and Dr. Edward Lee were appointed as directors of the Company, and Dr. Gu and Dr. Lee accepted such appointments. Thereupon, each of Xu Tang and Yan Chen resigned as directors of the Company.Both Dr. Jennifer Gu and Dr. Edward Lee became members of the Company’s Board of Directors, and the entire Board of Directors now consists of Dr. Desheng Wang, Dr. Jennifer Gu, and Dr. Edward Lee.

In 2015, we leased a warehouse in Los Angeles County, California. We have relocated our headquarters to the Los Angeles area to expand our existing operations. On April 24, 2017 we leased 2,800 square feet at 201511 East Walnut Drive North, Walnut, California. This lease will extend through April 30, 2019 and we pay $3,500 per month.

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

We believe that instrument sensors are important in modern science, having applications in both the industrial and educational fields. In recent years, significant progress has been made in instruments and instrumentation systems. The performance of measuring and monitoring instruments has improved considerably in the computer age. Analog instruments are used to indicate the magnitude of the quantity in the form of pointer movements. Digital instruments, on the other hand, specify the quantity in a digital readout format, they can be read easily, and are more accurate than the analog multi-meters because the pointer movements can be easily misread and are often not permanently stored, reducing interpolation and reading errors. Digital instruments offer significant advantages over analog devices. The auto-polarity function of digital devices prevents various problems. Parallax error which occurs when the pointer of an analog instrument is viewed from a different angle, which may cause users to see and read a different value are eliminated as well. Digital instruments are free from wear and potential shock failures because they have no moving parts. With the advancements in technology of integrated circuits, digital instruments are becoming increasingly compact and accurate. Key market players of analog and digital instruments include Thermo Fisher Scientific, Danaher Corporation, Mettler Toledo, Metrohm USA, Hanna Instruments, Agilent Technologies, and Perkin Elmer.

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

Despite the undoubted usefulness of the universal instruments, one of the major obstacles that prevent the universal instruments from being adopted by end users is their cost.. The end user who just needs a $10 traditional instrument for his applications certainly does not have the motivation to spend $1000 for functions he does not need. Functionality always needs to be balanced against cost. The knobs and buttons on analog instruments, the built-in circuitry, and the functions available to the user, are specific to the nature of the instrument, making them very expensive and hard to adapt.

Smartphones and tablets have been considered recreational devices for communicating, playing games and streaming videos, but they are also one of the most powerful tools engineers use for designing, validating, and producing products. These ubiquitous smartphones perform better than most instrumentation in many fields. Because of their network connectivity, smartphones and tablets are great tools for remotely viewing measurements. In addition, the processing capabilities have exploded in recent years with processors and data capability rivaling that of very recent laptop computers. Thus,, their small size and processing power also makes them effective for portable measurements. The ubiquity of wireless connectivity, unlimited data plans, and more powerful cellular networks combined with increasing functionality and the speed of connected devices and mobile networks will further drive consumer demand for more cost effective wireless smartphone based instruments. Building an application for a smartphone or tablet and turning a smartphone or tablet to an instrument is not a trivial task. Many of the industrial instrument manufacturers have limited or no expertise programming for mobile platforms and designing wireless hardware. To help industrial instrument manufacturers take advantage of these smart devices, Perfecular Inc., has dedicated many years of research and development efforts into designing, manufacturing, marketing and promoting wireless smart technology and products for industrial measuring instruments.

Our universal smart development protocol focuses not only on the design of the hardware and software modules, but also on the design of the overall universal smart instruments system, guided by the structured, universal and modular principles. We make our development open to industrial instrument manufacturers, software, and hardware developers.

Compatibility: The compatibility in universal smart instrument system refers not only to the compatibility between the same types of industrial sensor instruments from different manufactures, but also to the compatibility between various industrial instrument types. The full inter-operability and absolute instrument interchangeability is constantly addressed in our development protocol.

Universality: It is our goal to incorporate as many functionalities of the traditional industrial sensor instruments into a single unit, allowing different data acquisition sensor modules to execute on the same mobile platform. Thus, the interoperability between various sensors or probes can be achieved.

Upgradeability: Most traditional industrial instrument sensor interfaces are unidirectional applications, meaning the instrument performs its task and transmits results to the interface device in one direction only. They only perform monitoring tasks and share a majority of functions of the bi-directional controlling instruments, however, they cannot be upgraded to controllers. End users have to purchase a new controlling instrument for their applications. Taking advantage of the secure bi-directional wireless communications and interface supported by smartphones or mobile devices, universal smart instruments, which deliver data back-and-forth between the smartphones and industrial sensors, can be readily modified or upgraded by adding the corresponding actuators for controlling applications. Sensors or probes measure the output performance of the device being controlled and give feedback to the input actuators that can make corrections towards the desired performance.

Expandability and Scalability: Similar to existing sensor network technology, our universal smart instruments are more flexible than sensor networks. They can currently monitor and control hundreds of different sensors or probes. They automatically identify and configure the corresponding graphical user interfaces that are connected to the Universal Smart Instruments. End users are free to add or removes sensors or probes from the universal smart instruments. All communication protocols supported by smartphones are integrated in the software design including WI-FI, blue tooth, cellular network technology and wired form through the audio port on the smartphone.

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

Other Traditional Handheld Meters

We also offer an array of traditional handheld meters through our wholesale distribution platform.

Filter and Handheld Meter Wholesaler

In addition to developing Universal Smart Instrument sensors, we are a wholesaler of various filtration products and digital handheld sensors. We source our products from manufacturers in China and then sell to a major U.S. distributor who resell our products directly to consumers through retail distribution channels. Specifically, we sell the following products:

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

We believe that wireless universal smart technology will play a critical role for traditional industrial instrument manufacturers, as it is too expensive and difficult to develop industrial instrument sensors for medium or smaller companies. The cost factor is the first consideration when deciding whether a company wants to develop smart wireless technologies and implement them in their products. There are hundreds of thousands of instrument manufacturers and trillion-dollar revenues for this manufacturing industry in China. We plan to open a sales department in China dedicate to promoting our technologies to local instrument manufacturers.

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

Patent, Trademark, License and Franchise Restrictions and Contractual Obligations and Concessions

On November 4, 2016 we filed a U.S. patent application number 15/344,041 with the U.S. Patent and Trademark Office. On March 5, 2018, we issued a press release announcing that the U.S. Patent and Trademark Office had issued an Issue Notification for U.S. Patent Application No. 9924295 entitled “Universal Smart Device,” which covers a patent application regarding the Company’s Universal Smart Device. We hope this full patent application protects the Ubiquitor universal sensor device. It is anticipated that the publication will occur on July 20, 2018. The USPTO had previously issued a Notice of Allowance for the same patent. Barring any unforeseen circumstances, this patent, when issued, will be valid until 2036. We do not own, either legally or beneficially, any trademarks.

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

If the execution of our business plan demands more time than is currently committed by our President, Dr. Desheng Wang, he will be under no obligation to commit such additional time, and his failure to do so may adversely affect our ability to carry on our business and successfully execute our business plan.

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

We have concluded that we have not maintained effective internal control over financial reporting through the year ended December 31, 2017. Significant deficiencies and material weaknesses in our internal control could have material adverse effects on us.

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

In connection with the audit of our financial statements as of and for the year ended December 31, 2017, we identified significant deficiencies in our internal control over financial reporting and a general understanding of accounting principles generally accepted in the United States of America (“U.S. GAAP”). As such, there is a reasonable possibility that a misstatement of our financial statements will not be prevented or detected on a timely basis.

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

As of March 28, 2017, we had 34,574,706 shares of common stock outstanding and no shares of preferred stock outstanding. We are authorized to issue up to 75,000,000 shares of common stock and no shares of preferred stock. To the extent of such authorization, our Board of Directors will have the ability, without seeking stockholder approval, to issue additional shares of common stock or preferred stock in the future for such consideration as the Board of Directors may consider sufficient. The issuance of additional common stock or preferred stock in the future may reduce your proportionate ownership and voting power.

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

If our existing stockholders sell substantial amounts of our common stock in the public market, then the market price of our common stock could decrease significantly. The perception in the public market that our stockholders might sell shares of common stock also could depress the market price of our common stock. There are approximately 34,574,706 shares of our common stock outstanding, of which approximately 3,670,000 shares are currently freely tradable. We may in the future issue and register additional shares of our common stock that might be freely transferable at the time of such transaction.

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

Focus Universal is and will remain an "emerging growth company" until the earliest to occur of (a) the last day of the fiscal year during which its total annual revenues equal or exceed $1 billion (subject to adjustment for inflation), (b) the last day of the fiscal year following the fifth anniversary of its initial public offering (i.e., December 31, 2019), (c) the date on which Focus Universal has, during the previous three-year period, issued more than $1 billion in non-convertible debt securities, or (d) the date on which Focus Universal is deemed a "large accelerated filer" (with at least $700 million in public float) under the Securities and Exchange Act of 1934 (the "Exchange Act”).

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

We entered into a two-year Lease Agreement in a multi-tenant warehouse facility in Los Angeles County whereby we pay $7,699 per month starting on April 20, 2015. On May 1, 2016, the monthly lease payment increased to $7,930 per month. On April 24, 2017 we leased 2,800 square feet at 201511 East Walnut Drive North, Walnut, California. This lease will extend through April 30, 2019 and we pay $3,500 per month.

Item 3. LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

Item 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

On September 23, 2014, our common stock was verified for trading on OTCQB under the trading symbol FCUV. Prior to that time, there was no public market for our stock. The following table sets forth for the indicated periods the high and low intra-day sales price per share for our common stock on the OTCQB for the four quarters of 2016 and for the four quarters of 2017.

	High	Low
2016: First Quarter	$1.50	$1.50
2016: Second Quarter	$1.50	$1.50
2016: Third Quarter	$1.50	$1.50
2016: Fourth Quarter	$1.50	$1.50
2017: First Quarter	$3.57	$3.57
2017: Second Quarter	$3.57	$3.57
2017: Third Quarter	$3.57	$0.25
2017: Fourth Quarter	$2.49	$0.25

Holders.

As of March 20, 2018, there were 18 record holders (including our two directors) of 34,574,706 shares of the Company's common stock. At December 31, 2017, there were 18 record holders (including our two directors) of 34,574,706 shares of the Company’s common stock.

Dividends.

The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent sales of unregistered securities.

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the year ended December 31, 2017, 2016, the nine months ended December 31, 2015, the year ended March 31, 2015, 2014 or the period from December 4, 2012 (inception) to March 31, 2013.

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

Intellectual Property Protection

On November 4, 2016 we filed a U.S. patent application number 15/344,041 with the U.S. Patent and Trademark Office. We hope this full patent application protects the Ubiquitor universal sensor device. On March 5, 2018, Focus Universal Inc. (the "Company") issued a press release announcing that the U.S. Patent and Trademark Office has issued an Issue Notification for U.S. Patent Application No. 9924295 entitled “Universal Smart Device,” which covers a patent application regarding the Company’s Universal Smart Device. The USPTO had previously issued a Notice of Allowance for the same patent. Barring any unforeseen circumstances, this patent, when issued, will be valid until 2036.

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

Results of Operations

For the year ended December 31, 2017 compared to the year ended December 31, 2016

Revenue, cost of sales and gross profit

Our consolidated gross revenue for the year ended December 31, 2017 and 2016 was $898,084 and $1,121,978, respectively. Our cost of revenues for the year ended December 31, 2017 and 2016 was $726,252 and $866,559, respectively, resulting in a gross profit of $171,832 and $255,419 for the year ended December 31, 2017 and 2016, respectively. Revenue decreased due to decrease in demand from the Company’s customers. The sales concentrate on one customer which consists of 99% of the revenue. The Company’s sales fluctuate based on the customer’s demand.

For years ended December 31, 2017 and 2016, we generated significant amount of revenue from sales of broad selection of garden equipment which was the primary business for Perfecular and is now our primary business.

We hired an independent third party contractor who performed web development beginning in the first quarter of 2015. This service was terminated on April 30, 2016 as we discontinued offering digital marketing services to third parties.

Operating Expenses

The major components of our operating expenses for the year ended December 31, 2017 and 2016 are outlined in the table below:

	December 31, 2017	December 31, 2016

Compensation - officers	$120,000	$121,385
Research and development	208,238	201,899
Professional fees	107,899	142,955
General and administrative	255,531	256,210
	$691,668	$722,449

The decrease in our operating costs for year ended December 31, 2017, compared to year ended December 31, 2016, was mainly due to decrease in professional fees. For the year ended December 2017, operating expenses consists of general and administrative expenses of $255,531, including office rent $51,167, employees’ salary expenses of $108,191, and payroll tax expenses of $38,991; officer’s compensation expenses of $120,000; professional fees including audit and accounting fees of $75,551 and legal fees of $32,348; research and development expenses of $208,238. Operating expenses decreased $30,781, 4% from $722,449 in 2016 to $691,668. The decrease was mainly from professional fees. The Company incurred more professional fees in 2016 due to accounting and legal professional services rendered for the merger.

Net Losses

During the year ended December 31, 2017 and 2016, we incurred net losses of $626,361 and $467,434, respectively, due to the factors discussed above.

Liquidity and Capital Resources

Working Capital

	As of December 31, 2017	As of December 31, 2016
Current Assets	$476,985	$452,424
Current Liabilities	(481,790)	(431,439)
Working Capital (Deficit)	$(4,805)	$20,985

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

	For the year ended December 31, 2017	For the year ended December 31, 2016

Cash used in operating activities	$(445,673)	$(400,803)
Cash used in investing activities	–	(8,239)
Cash provided by (used in) financing activities	500,000	(82,902)
Net increase (decrease) in cash	$54,327	$(491,944)

Due to the merger with Perfecular Inc. we anticipate that for the next year we will be generating cash from more diversified revenue stream as mentioned under Item 1, Company Background. We believe that our cash generated from operations and cash on hand will provide sufficient capital to fund our operations and meet our cash needs on a short term and long-term basis for the next twelve months. We intend to finance our internal growth with cash on hand, cash provided from operations, borrowings, debt or equity offerings, or some combination thereof to expand our business so that we can meet our cash needs.

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

Our net cash used in operating activities of $445,673 for the year ended December 31, 2017 was primarily the result of our net loss of $626,361 largely offset for cash flow purposes by changes in our operating assets and liabilities. These changes include increase in accounts receivable of $747, decrease in accounts receivable – related party of $9,768, decrease in inventories of $30,333, increase in prepaid expense of $318, decrease in deposit of $17,516, increase in accounts payable and accrued liabilities of $72,807, increase in accounts payable – related party of $7,936, decrease in customer deposit of $30,392, and decrease in deferred rent of $468. Adjustment to reconcile net loss to net cash used in operating activities includes decrease in inventory reserve of $9,270, depreciation expense of $2,181, and amortization of debt discount of $81,342. The variances of the operating activities are mainly due to collection of accounts receivable balances from 2016 and sales of inventories.

Our net cash used in operating activities of $400,803 for the year ended December 31, 2016 was primarily the result of our net loss of $467,434 largely offset for cash flow purposes by changes in our operating assets and liabilities. These changes include decrease in accounts receivable of $81,325, increase in accounts receivable – related party of $10,332, increase in inventories of $53,258, decrease in prepaid expense of $6,999, increase in accounts payable and accrued liabilities of $85,021, increase in accounts payable – related party of $7,564, decrease in customer deposit of $77,903, and decrease in deferred rent of $443. Adjustment to reconcile net loss to net cash used in operating activities includes increase in inventory reserve of $26,528, and depreciation expense of $1,130. The variances of the operating activities are mainly due to collection of accounts receivable balances from 2015 and sales of inventories.

We expect that cash changes in operating activities may fluctuate in future periods as a result of a number of factors including fluctuations in our net revenues and operating results, utilization of new revenue streams, collection of accounts receivable, and timing of billings and payments.

Cash Flows from Investing Activities

The net cash used in investing activities of $0 and $8,239 for the years ended December 31, 2017 and 2016, respectively, represents funds used to purchase property and equipment for the Company.

Cash Flows from Financing Activities

During the year ended December 31, 2017, the Company issued convertible note to third party of $500,000. The fund was used in the Company’s operation.

The Company paid off a loan of $63,369 during the year ended December 31, 2016 to a related party entity, Vitashower, Corp., which is under common ownership and management and repaid $19,534 of loans from shareholders.

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

Operating lease

Total rent expense was $51,167 and $66,585 for the twelve months ended December 31, 2017 and 2016, respectively.

Future minimum lease commitments are as follows:

December 31,	Rent Expense
2018	$42,840
2019	14,420
Thereafter	–

Convertible promissory note

On June 30, 2017 and again on July 28, 2017, the Company received $420,000 and $80,000, respectively through a series of two unsecured convertible promissory notes from the same unrelated third party (the “2017 Notes”). The 2017 Notes bear interest at 10% per annum, are due on June 30, 2020 and July 28, 2020 respectively and are unsecured. The 2017 Notes contain a provision that allows the note holder to convert the outstanding balance into shares of the Company's common stock at $1.75 per share. The Company determined that the convertible promissory notes contain beneficial conversion features that are valued at $420,000 and $80,000 respectively; however, the amount recorded as the beneficial conversion feature is limited to the face amount of the convertible promissory note. This beneficial conversion feature of $420,000 and $80,000 has been recorded in the financial statements to additional paid-in capital and as a discount to the convertible promissory payable. The debt discounts are being amortized over the terms of the 2017 Notes. The Company recognized interest expense of $81,342 during the year ended December 31, 2017 related to the amortization of the debt discounts.

Going concern

These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to repay its debt obligations, to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Recently, the Company has devoted a substantial amount of resources to research and development to bring the Ubiquitor and its mobile application to full production and distribution. As of December 31, 2017, the Company had a net loss and had negative cash flow from operating activities of $626,361 and $445,673, respectively. The Company also had an accumulated deficit of $1,978,794. These factors raise certain doubts regarding the Company’s ability to continue as a going concern. There are no assurances, however, that the Company will be successful in obtaining an adequate level of financing for the long-term development and commercialization of its Ubiquitor product.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FOCUS UNIVERSAL INC. AND SUBSIDIARY

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2017, AND 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Focus Universal, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Focus Universal, Inc. (the "Company") as of December 31, 2017 and 2016, the related statement of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company’s auditor since 2017

Lakewood, CO

April 2, 2018

FOCUS UNIVERSAL INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2017	2016
		(Restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$394,398	$340,071
Accounts receivable	26,311	25,564
Account receivable- related party	564	10,332
Inventories	47,432	68,495
Prepaid expenses	8,280	7,962
Total Current Assets	476,985	452,424

Property and equipment, net	6,336	8,517

Other assets:
Deposits	7,210	24,726

Total assets:	$490,531	$485,667

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$449,256	$368,513
Customer deposit	31,734	62,126
Income taxes payable	800	800
Total Current Liabilities	481,790	431,439
Non-current Liabilities
Convertible promissory note, net	81,342	–
Deferred rent	–	468

Total Liabilities	563,132	431,907

Commitments and Contingencies
Stockholders' Equity:
Common stock, par value $0.001 per share, 75,000,000 shares authorized, 34,574,706 shares issued and outstanding as of December 31, 2017 and 2016, respectively	34,575	34,575
Additional paid-in capital	1,871,618	1,371,618
Accumulated deficit	(1,978,794)	(1,352,433)
Total stockholders' equity	(72,601)	53,760

Total Liabilities and Stockholders' Equity	$490,531	$485,667

The accompanying notes are an integral part of these consolidated financial statements.

FOCUS UNIVERSAL INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATION

	Years Ended December 31
	2017	2016
		(Restated)
Revenue	$891,513	$1,116,219
Revenue – related party	6,571	5,759
Total revenue	898,084	1,121,978

Cost of Revenue	726,252	866,559

Gross Profit	171,832	255,419

Operation Expenses:
Compensation - officers	120,000	121,385
Research and development	208,238	201,899
Professional fees	107,899	142,955
General and administrative	255,531	256,210
Total Operating Expenses	691,668	722,449

Loss from Operations	(519,836)	(467,030)

Other Income (Expense)
Interest expense, net	(105,830)	91
Other income	(1)	588
Other expense	–	(588)
Total other expense	(105,831)	91

Loss before income taxes	(625,667)	(466,939)

Tax expense	694	495

Net Loss	$(626,361)	$(467,434)

Weight Average Number of Common Shares Outstanding - Basic and Diluted	34,574,706	34,574,706

Net Loss per common share
Basic and diluted	$(0.02)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

FOCUS UNIVERSAL INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years Ended December 31,
	2017	2016
		(Restated)
Cash flows from operating activities:
Net Loss	$(626,361)	$(467,434)
Adjustments to reconcile net loss to net cash used in operating activities:
Inventory reserve	(9,270)	26,528
Depreciation expense	2,181	1,130
Amortization of debt discount	81,342	–
Changes in Operating Assets and Liabilities:
Accounts receivable	(747)	81,325
Accounts receivable- related party	9,768	(10,332)
Inventories	30,333	(53,258)
Prepaid expenses	(318)	6,999
Deposits	17,516	–
Accounts payable and accrued liabilities	80,743	92,585
Customer deposit	(30,392)	(77,903)
Deferred rent	(468)	(443)
Net cash flows used in operating activities	(445,673)	(400,803)

Cash flows from investing activities:
Purchase of property and equipment	–	(8,239)
Net cash flows used in investing activities	–	(8,239)

Cash flows from financing activities:
Proceeds from convertible note payable	500,000	–
Repayment to related parties	–	(63,368)
Repayment to shareholders	–	(19,534)
Net cash flows provided by (used in) financing activities	500,000	(82,902)

Net Change in Cash and Cash Equivalents	54,327	(491,944)

Cash and cash equivalents - Beginning of Period	340,071	832,015

Cash and cash equivalents - End of Period	$394,398	$340,071

Supplemental Disclosures for Statement of Cash Flows:
Interest paid	$105,831	$501
Income tax paid	$694	$495

The accompanying notes are an integral part of these consolidated financial statements.

FOCUS UNIVERSAL INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2017 and 2016

			Additional		Total
	Common stock		Paid-In	Accumulated	Stockholders'
Description	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2015 (Restated)	34,574,706	$34,575	$1,371,618	$(884,999)	$521,194

Net loss	–	–	–	(467,434)	(467,434)

Balance - December 31, 2016 (Restated)	34,574,706	$34,575	$1,371,618	$(1,352,433)	$53,760

Issuance of promissory note	–	–	500,000	–	500,000

Net loss	–	–	–	(626,361)	(626,361)

Balance - December 31, 2017	34,574,706	$34,575	$1,871,618	$(1,978,794)	$(72,601)

The accompanying notes are an integral part of these consolidated financial statements.

FOCUS UNIVERSAL INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Focus Universal Inc. and its wholly-owned subsidiary, Perfecular Inc. All intercompany balances and transactions have been eliminated upon consolidation. The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain reclassifications have been made to the consolidated financial statements for prior years to the current year’s presentation. Such reclassifications have no effect on net income as previously reported. Please see Note 11, Reclassifications.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less to be cash and cash equivalents. At times, such investments may be in excess of Federal Deposit Insurance Corporation (FDIC) insurance limit. There were no cash equivalents held by the Company at December 31, 2017 and December 31, 2016.

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

Inventory

Inventory is valued at the lower of the inventory’s cost (first in, first out basis) or the current market price of the inventory. Management compares the cost of inventory with its market value and an allowance is made to write down inventory to market value, if lower. Inventory allowances are recorded for obsolete or slow-moving inventory based on assumptions about future demand and marketability of products, the impact of new product introductions and specific identification of items, such as discontinued products. These estimates could vary significantly from actual requirements if future economic conditions, customer inventory levels or competitive conditions differ from expectations. The Company regularly reviews the value of inventory based on historical usage and estimated future usage. As of December 31, 2017 and 2016, inventory reserve amounted to $27,067 and $36,337, respectively.

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

Allowance for doubtful accounts

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. Management evaluated that there was no allowance for doubtful accounts at December 31, 2017 and December 31, 2016 based on collection history.

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

There were no outstanding stock options for the years ended December 31, 2017 and 2016.

Income Tax Provision

Income taxes are accounted for using the asset and liability method. Deferred income taxes are provided for temporary differences in recognizing certain income, expense and credit items for financial reporting purposes and tax reporting purposes. Such deferred income taxes primarily relate to the difference between the tax basis of assets and liabilities and their financial reporting amounts. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates applicable to the future years in which deferred tax assets or liabilities are expected to be settled or realized. There was no material deferred tax assets or liabilities as of December 31, 2017 and December 31, 2016.

As of December 31, 2017, and December 31, 2016, the Company did not identify any material uncertain tax positions.

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

There were no potentially dilutive debt or equity instruments issued and outstanding at any time during the years ended December 31, 2017 and 2016.

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

Note 3 – Property and Equipment

At December 31, 2017 and 2016, property and equipment consisted of the following:

	December 31, 2017	December 31, 2016
Computers	$1,029	$1,029
Furniture and fixture	8,850	8,850
Total cost	9,879	9,879
Less accumulated depreciation	(3,543)	(1,362)
Property and equipment, net	$6,336	$8,517

Depreciation expense for the twelve months period ended December 31, 2017 and 2016 amounted to $2,181 and $1,130, respectively.

Note 4 – Convertible Promissory Note

On June 30, 2017 and again on July 28, 2017, the Company received $420,000 and $80,000, respectively through a series of two unsecured convertible promissory notes from the same unrelated third party (the “2017 Notes”). The 2017 Notes bear interest at 10% per annum, are due on June 30, 2020 and July 28, 2020 respectively and are unsecured. The 2017 Notes contain a provision that allows the note holder to convert the outstanding balance into shares of the Company's common stock at $1.75 per share. The Company determined that the convertible promissory notes contain beneficial conversion features that are valued at $420,000 and $80,000 respectively; however, the amount recorded as the beneficial conversion feature is limited to the face amount of the convertible promissory note. This beneficial conversion feature of $420,000 and $80,000 has been recorded in the financial statements to additional paid-in capital and as a discount to the convertible promissory payable. The debt discounts are being amortized over the terms of the 2017 Notes. The Company recognized interest expense of $81,342 during the year ended December 31, 2017 related to the amortization of the debt discounts.

Note 5 – Related Party Transactions

Revenue generated from Vitashower Corp., a company owned by the CEO, amounted to $6,571 and $5,759 for the years ended December 31, 2017 and 2016.

Compensation for services provided by the President and Chief Executive Officer for the years ended December 31, 2017 and 2016 amounted to $120,000 and $121,385, respectively.

Note 6 – Business Concentration and Risks

Major customers

One customer accounted for 100% and 100% of the total accounts receivable at December 31, 2017 and December 31, 2016, respectively.

Major vendors

One vendor accounted for 93% and 97% of total accounts payable at December 31, 2017 and December 31, 2016, respectively.

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

Total rent expense was $51,167 and $66,585 for the twelve months ended December 31, 2017 and 2016, respectively.

Future minimum lease commitments are as follows:

December 31,	Rent Expense
2018	$42,840
2019	14,420
Thereafter	–

Note 8 – Stockholders’ Equity

Shares authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is seventy-five million (75,000,000) shares of common stock, par value $0.001 per share.

Common stock

As of December 31, 2017 the Company had 34,574,706 shares of common stock issued and outstanding.

Note 9 – Going Concern

In August 2014, the FASB issued ACU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard requires management to assess the company’s ability to continue as a going concern. Disclosures are required if there is substantial doubt as to the company’s continuation as a going concern within one year after the issue date of financial statements. The standard provides guidance for making the assessment, including consideration of management’s plans which may alleviate doubt regarding the Company’s ability to continue as a going concern. ASU 2014-15 is effective for years ending after December 15, 2016. The Company has adopted this standard for the year ending December 31, 2017.

These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to repay its debt obligations, to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Recently, the Company has devoted a substantial amount of resources to research and development to bring the Ubiquitor and its mobile application to full production and distribution. As of December 31, 2017, the Company had a net loss and had negative cash flow from operating activities of $626,361 and $445,673, respectively. The Company also had an accumulated deficit of $1,978,794. These factors raise certain doubts regarding the Company’s ability to continue as a going concern. There are no assurances, however, that the Company will be successful in obtaining an adequate level of financing for the long-term development and commercialization of its Ubiquitor product.

Note 10 – Restatement

The Company reevaluated inventory for slow moving and reserved a portion of slow moving inventory for obsolescence.

In 2015 the Company entered into a business combination with an entity under common control. The accounting treatment for such business combination should have been recorded at carry value, similar to pooling of interest. The Company corrected the error in the accounting treatment of the transaction. In 2016, the Company recorded sales transactions net of cost of goods sold in error. The restatement corrected the error.

Also, certain account classifications have been modified. Related party accounts receivable and accounts payable have been reclassified to their own line for disclosure purpose. See below for result of 2016 restatement and reclassification.

	Previous reported			Restated
	12/31/2016	Adjustment		12/31/2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$340,073	(2)		$340,071
Accounts receivable	35,896	(10,332)	{a}	25,564
Accounts receivable - related party	–	10,332	{a}	10,332
Inventories, net	104,832	(36,337)	{b}	68,495
Prepaid expenses	7,962			7,962
Total Current Assets	488,763	–		452,424

Property and equipment, net	8,517	–		8,517

Other assets:
Deposits	24,726	–		24,726

Total assets:	$522,006	–		$485,667

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$372,912	(4,399)	{c}	$368,513
Customer deposit	57,726	4,400	{c}	62,126
Income taxes payable	800	–		800
Total Current Liabilities	431,438			431,439
Non-current Liabilities
Deferred rent	468	–		468

Total Liabilities	431,906			431,907

Commitments and Contingencies
Stockholders' Equity:
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 34,574,706 shares issued and outstanding as of December 31, 2017 and 2016, respectively	34,575	–		34,575
Additional paid-in capital	713,239	658,379	{d}	1,371,618
Accumulated deficit	(657,714)	(694,719)	{e}	(1,352,433)
Total stockholders' equity	90,100			53,760

Total Liabilities and Stockholders' Equity	$522,006			$485,667

{a} The Company reclassified related party accounts receivable and payable balance into its own line item.

{b}The Company reserved $36,337 for slow moving inventory items.

{c} Customer deposit of $4,400 was reclassified out from accounts payable to correctly record in customer deposit.

{d} The Company and Perfecular Inc. entered into merger agreement on December 30, 2015. The two entities are merger under common control. Per ASC 805-50-45, entities merger under common control should be recorded using book value and retained earnings is carried into the consolidated financial statements. The Company erroneously eliminated Perfecular Inc.’s retained earnings through consolidation. An adjustment is made to properly record investment made to the merger and record retained earnings of Perfecular Inc.

{e} Accumulated adjustment effect in result of inventory reserve and adjustment to properly recorded investment made to the merger.

	Previously reported			Restated
	12/31/2016	Adjustment		12/31/2016

Revenue	$337,496	778,723	{f}	$1,116,219
Revenue - related party	–	5,759	{g}	5,759
Total revenue	337,496			1,121,978

Cost of Revenue	57,128	809,431	{f}{h}	866,559

Gross Profit	280,368			255,419

Operation Expenses:
Compensation - officers	121,385			121,385
Research and development	201,899			201,899
Professional fees	142,956			142,955
General and administrative	257,365	(1,155)	{g}	256,210
Total Operating Expenses	723,605			722,449

Loss from Operations	(443,237)			(467,030)

Other Income (Expense)
Interest expense, net	(203)	300	{g}	97
Other income	5,736	(5,148)	{g}	588
Other expense	(1,600)	1,012	{g}	(588)
Total other expense	3,933			91

Loss before income taxes	(439,304)			(466,939)

Income tax provision	1,600	(1,105)	{j}	495

Net Loss	$(440,904)			$(467,434)

Weight Average Number of Common Shares Outstanding - Basic and Diluted	34,574,706			34,574,706

Net Loss per common share
Basic and diluted	$(0.01)			$(0.01)

{f} The Company previously recorded shipment of sales shipped directly from vendor to customer as net of cost of goods sold. The Company corrected the error by recording sales at gross amount and separately record cost of goods sold amount.

{g} Other income and other expenses items were reclassified to other income statement accounts. Refund of rent expense of $1,155 was reclassified from other income to general and administrative expenses. Other expenses items including interest expense and cost of sales were reclassified to their respective accounts. Interest expense was reclassified from other income.

{h} The Company reserved $36,337 for slow moving inventory items into cost of goods sold.

{i}Income tax refund was reclassified from other income to income tax expense.

	Previously reported			Restated
	12/31/2016	Adjustment		12/31/2016

Cash flows from operating activities:
Net Loss	$(440,904)	(26,530)		$(467,434)
Adjustments to reconcile net loss to net cash used in operating activities:
Inventory reserve	–	26,528	{j}	26,528
Depreciation expense	1,130			1,130
Changes in Operating Assets and Liabilities:
Accounts receivable	70,993	10,332	{k}	81,325
Accounts receivable - related party	–	(10,332)	{k}	(10,332)
Inventories	(53,258)			(53,258)
Prepaid expenses	6,999			6,999
Accounts payable and accrued liabilities	96,987	(4,402)	{l}	92,585
Customer deposit	(82,303)	4,400	{l}	(77,903)
Deferred rent	(443)			(443)
Net cash flows used in operating activities	(400,799)			(400,803)

Cash flows from investing activities:
Purchase of property and equipment	(8,239)			(8,239)
Net cash flows used in investing activities	(8,239)			(8,239)

Cash flows from financing activities:
Repayment to related parties	(63,369)			(63,368)
Repayment to shareholders	(19,533)			(19,534)
Net cash flows provided by (used in) financing activities	(82,902)			(82,902)

Net Change in Cash and Cash Equivalents	(491,940)			(491,944)

Cash and cash equivalents - Beginning of Period	832,015			832,015

Cash and cash equivalents - End of Period	$340,071			$340,071

{j} The Company reserved $36,337 for slow moving inventory items into cost of goods sold.

{k} The Company reclassified related party accounts receivable and payable balance into its own line item.

{l} Customer deposit of $4,400 was reclassified out from accounts payable to correctly record in customer deposit.

Note 11 – Subsequent Events

The Company has evaluated all events that occurred after the consolidated balance sheet date through the date when the consolidated financial statements were issued to determine if they must be reported.

On March 2, 2018, Focus Universal Inc. (the “Company”) executed a letter of intent with Aloha Island Cable, Inc. (the “Letter of Intent”) whereby the Company will purchase one hundred percent of Aloha Island Cable, Inc. through a mixture of stock, cash, and a promissory note. The Letter of Intent is non-binding, but the parties expect to consummate the transaction as soon as reasonably practical. The Letter of Intent is only an expression of interest and is not binding on the parties. The parties contemplate the closing date to take place on April 28, 2018.

On March 5, 2018, Focus Universal Inc. (the "Company") issued a press release announcing that the U.S. Patent and Trademark Office has issued an Issue Notification for U.S. Patent Application No. 9924295 entitled “Universal Smart Device,” which covers a patent application regarding the Company’s Universal Smart Device. The USPTO had previously issued a Notice of Allowance for the same patent. Barring any unforeseen circumstances, this patent, when issued, will be valid until 2036.

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

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compen- sation	Change in Pension Value & Non-qualified Deferred Compen- sation Earnings	All Other Compen- sation	Totals
Position	Year	($)*	($)	($)	($)	($)	($)	($)	($)
Desheng Wang CEO, CFO, Secretary, Director	2017	120,000	0	0	0	0	0	0	120,000

Edward Lee President and Director	2017	0	0	0	0	0	0	0	0

Desheng Wang CEO, CFO, Secretary, and Director	2016	121,385	0	0	0	0	0	0	121,385

Edward Lee President and Director	2016	0	0	0	0	0	0	0	0

Narrative Disclosure Requirement for Summary Compensation Table

Compensation

We have not provided our named executive officers with perquisites or other personal benefits. For the year ended December 31, 2017 the only officer or director paid a salary was Dr. Desheng Wang, who received $120,000. This compared to $121,385 paid out to Dr. Desheng Wang for the year end December 31, 2016.

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

Directors’ Compensation

The persons who served as members of our board of directors, including executive officers, did not receive any compensation for services as directors for 2017, 2016, 2015 and 2013.

Option Exercises and Stock Vested

We do not have a stock option plan in place; therefore, there were no options issued, outstanding, exercised, or stock issued or vested as compensation during the twelve months ended December 31, 2017, 2016, 2015, or 2014.

Pension Benefits and Nonqualified Deferred Compensation

The Company does not maintain any qualified retirement plans or non-nonqualified deferred compensation plans for its employees or directors.

Executive Officer Outstanding Equity Awards at Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding as of December 31, 2017.

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

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of December 31, 2017: (i) by each of our directors, (ii) by each of the Named Executive Officers, (iii) by all of our executive officers and directors as a group, and (iv) by each person or entity known by us to beneficially own more than five percent (5%) of any class of our outstanding shares. As of December 31, 2017 there were 34,574,706 shares of our common stock outstanding:

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Beneficial Ownership %

Common	Desheng Wang, CEO, CFO, and Director	17,000,000	49.169

Common	Edward Lee, President and Director	8,400,000	24.295

Common	Yan Chen	2,400,000	6.941

(1) Applicable percentage of ownership is based on 34,574,706 shares of common stock outstanding on December 31, 2017.

Percentage ownership is determined based on shares owned together with securities exercisable or convertible into shares of common stock within 60 days of December 31, 2016, for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2017, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Our common stock is our only issued and outstanding class of securities eligible to vote.

As of December 31, 2017 there were 24,800,000 shares of common stock outstanding owned by our officers and directors.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Consulting services provided by the President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer for the twelve months ended December 31, 2016 and 2015 were as follows:

	For the Twelve Months Ended December 31, 2017	For the Twelve Months Ended December 31, 2016

President	$–	$0
Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer	120,000	121,385
	$–	$0

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

On April 16, 2017, we changed our independent auditor to BF Borgers & Co. for the years ended December 31, 2016, and December 31, 2017. For these periods, we incurred fees as discussed below:

	Year ended December 31, 2017	Twelve Months ended December 31, 2016

Audit fees	$24,000	$46,633
Audit – related fees	Nil	Nil
Tax fees	Nil	Nil
All other fees	Nil	Nil

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements and review of our quarterly financial statements. The audit fees in 2016 included approximately $10,660 that is related to Form S-1 filings. Tax fees represent fees related to preparation of our corporation income tax returns. Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services.

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

Date: April 2, 2018

FOCUS UNIVERSAL INC.

By:	/s/ Desheng Wang
Desheng Wang
Chief Executive Officer, Chief Financial Officer, and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Focus Universal Inc. and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Desheng Wang	Chief Executive Officer, Secretary and Director	April 2, 2018
Desheng Wang

