Form 10-Q
period 2018-03-31
FOCUS UNIVERSAL INC.
filed 2018-05-15
CIK 1590418

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one

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

As of May __, 2018, registrant had outstanding 34,574,706 shares of the registrant's common stock at a par value of $0.001 per share.

FORM 10-Q

FOCUS UNIVERSAL INC.

2

PART I FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to FOCUS UNIVERSAL INC.

ITEM 1. FINANCIAL STATEMENTS

FOCUS UNIVERSAL INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

3

FOCUS UNIVERSAL INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2018	2017
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$252,526	$394,398
Accounts receivable	44,721	26,311
Accounts receivable - related party	–	564
Inventories, net	66,309	47,432
Prepaid expenses	4,167	8,280
Total Current Assets	367,723	476,985

Property and equipment, net	5,791	6,336

Other assets:
Deposits	7,210	7,210

Total assets:	$380,724	$490,531

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$509,662	$449,256
Customer deposit	23,687	31,734
Income taxes payable	800	800
Total Current Liabilities	534,149	481,790
Non-current Liabilities
Convertible promissory note, net	123,009	81,342

Total Liabilities	657,158	563,132

Stockholders' Deficit:
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 34,574,706 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	34,575	34,575
Additional paid-in capital	1,871,618	1,871,618
Accumulated deficit	(2,182,627)	(1,978,794)
Total stockholders' deficit	(276,434)	(72,601)

Total Liabilities and Stockholders' Deficit	$380,724	$490,531

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOCUS UNIVERSAL INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(unaudited)

	2018	2017
		(Restated)

Revenue	$61,177	$266,445
Revenue - related party	7,375	3,008
Total revenue	68,552	269,453

Cost of Revenue	17,924	207,599

Gross Profit	50,628	61,854

Operation Expenses:
Compensation - officers	30,000	30,000
Research and development	51,018	54,476
Professional fees	50,161	27,981
General and administrative	69,163	62,909
Total Operating Expenses	200,342	175,366

Loss from Operations	(149,714)	(113,512)

Other Income (Expense)
Interest expense, net	(54,119)	34
Other income	–	4,763
Total other expense	(54,119)	4,797

Loss before income taxes	(203,833)	(108,715)

Income tax expense	–	–

Net Loss	$(203,833)	$(108,715)

Weight Average Number of Common Shares Outstanding - Basic and Diluted	34,574,706	34,574,706

Net Loss per common share
Basic and diluted	$(0.01)	$–

* Denotes a loss of less than $(0.01) per share

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOCUS UNIVERSAL INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(unaudited)

	2018	2017
Cash flows from operating activities:
Net Loss	$(203,833)	$(108,715)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	545	456
Amortization of debt discount	41,667	–
Changes in Operating Assets and Liabilities:
Accounts receivable	(18,410)	(69,587)
Accounts receivable - related party	564	–
Inventories	(18,877)	7,237
Prepaid expenses	4,113	1,364
Accounts payable and accrued liabilities	60,406	(43,815)
Customer deposit	(8,047)	90,104
Deferred rent	–	(351)
Net cash flows used in operating activities	(141,872)	(123,307)

Net cash flows in investing activities	–	–

Net cash flows in financing activities	–	–

Net Change in Cash and Cash Equivalents	(141,872)	(123,307)

Cash and cash equivalents - Beginning of Period	394,398	340,073

Cash and cash equivalents - End of Period	$252,526	$216,766

Supplemental Disclosures for Statement of Cash Flows:
Interest paid	$–	$–
Income tax paid	$–	$–

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOCUS UNIVERSAL INC. AND SUBSIDIARY

NOTES TO THE CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less to be cash and cash equivalents. At times, such investments may be in excess of Federal Deposit Insurance Corporation (FDIC) insurance limit. There were no cash equivalents held by the Company at March 31, 2018 and December 31, 2017.

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

Inventory

Inventory is valued at the lower of the inventory’s cost (first in, first out basis) or the current market price of the inventory. Management compares the cost of inventory with its market value and an allowance is made to write down inventory to market value, if lower. Inventory allowances are recorded for obsolete or slow-moving inventory based on assumptions about future demand and marketability of products, the impact of new product introductions and specific identification of items, such as discontinued products. These estimates could vary significantly from actual requirements if future economic conditions, customer inventory levels or competitive conditions differ from expectations. The Company regularly reviews the value of inventory based on historical usage and estimated future usage. As of March 31, 2018 and December 31, 2017, inventory reserve amounted to $27,067.

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

Allowance for doubtful accounts

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. Management evaluated that there was no allowance for doubtful accounts at March 31, 2018 and December 31, 2017 based on collection history.

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

There were no outstanding stock options as of March 31, 2018 and December 31, 2017.

Income Tax Provision

Income taxes are accounted for using the asset and liability method. Deferred income taxes are provided for temporary differences in recognizing certain income, expense and credit items for financial reporting purposes and tax reporting purposes. Such deferred income taxes primarily relate to the difference between the tax basis of assets and liabilities and their financial reporting amounts. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates applicable to the future years in which deferred tax assets or liabilities are expected to be settled or realized. There was no material deferred tax assets or liabilities as of March 31, 2018 and December 31, 2017.

As of March 31, 2018 and December 31, 2017, the Company did not identify any material uncertain tax positions.

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

There were no potentially dilutive debt or equity instruments issued and outstanding at any time during the three months ended March 31, 2018 and 2017.

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

Note 3 – Property and Equipment

At March 31, 2018 and December 31, 2017, property and equipment consisted of the following:

	March 31, 2018	December 31, 2017
Computers	$1,029	$1,029
Furniture and fixture	8,850	8,850
Total cost	9,879	9,879
Less accumulated depreciation	(4,088)	(3,543)
Property and equipment, net	$5,791	$6,336

Depreciation expense for the three months ended March 31, 2018 and 2017 amounted to $545 and $456, respectively.

Note 4 – Convertible Promissory Notes

On June 30, 2017 and July 28, 2017, the Company received $420,000 and $80,000, respectively through a series of two unsecured convertible promissory notes from the same unrelated third party (the “2017 Notes”). The 2017 Notes bear interest at 10% per annum, are due on June 30, 2020 and July 28, 2020 respectively and are unsecured. The 2017 Notes contain a provision that allows the note holder to convert the outstanding balance into shares of the Company's common stock at $1.75 per share. The Company determined that the convertible promissory notes contain beneficial conversion features that are valued at $420,000 and $80,000 respectively; however, the amount recorded as the beneficial conversion feature is limited to the face amount of the convertible promissory note. This beneficial conversion feature of $420,000 and $80,000 has been recorded in the financial statements to additional paid-in capital and as a discount to the convertible promissory payable. The debt discounts are being amortized over the terms of the 2017 Notes. The Company recognized interest expense of $41,667 during the three months ended March 31, 2018 related to the amortization of the debt discounts.

Note 5 – Related Party Transactions

Revenue generated from Vitashower Corp., a company owned by the CEO, amounted to $7,375 and $3,008 for the three months ended March 31, 2018 and 2017.

Compensation for services provided by the President and Chief Executive Officer for the three months ended March 31, 2018 and 2017 amounted to $30,000 and $30,000, respectively.

Note 6 – Business Concentration and Risks

Major customers

One customer accounted for 100% of the total accounts receivable as of March 31, 2018 and December 31, 2017.

Major vendors

One vendor accounted for 94% and 92% of total accounts payable at March 31, 2018 and December 31, 2017, respectively.

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

Total rent expense was $10,500 and $15,000 for the three months ended March 31, 2018 and 2017, respectively.

Future minimum lease commitments are as follows:

December 31,	Rent Expense
2018	$32,130
2019	14,420
Thereafter	–

Note 8 – Stockholders’ Equity

Shares authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is seventy-five million (75,000,000) shares of common stock, par value $0.001 per share.

Common stock

As of March 31, 2018 the Company had 34,574,706 shares of common stock issued and outstanding.

Note 9 – Going Concern

In August 2014, the FASB issued ACU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard requires management to assess the company’s ability to continue as a going concern. Disclosures are required if there is substantial doubt as to the company’s continuation as a going concern within one year after the issue date of financial statements. The standard provides guidance for making the assessment, including consideration of management’s plans which may alleviate doubt regarding the Company’s ability to continue as a going concern. ASU 2014-15 is effective for years ending after December 15, 2016. The Company has adopted this standard for the year ending December 31, 2017 and three months ending March 31, 2018.

These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to repay its debt obligations, to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Recently, the Company has devoted a substantial amount of resources to research and development to bring the Ubiquitor and its mobile application to full production and distribution. For the three months ended March 31, 2018, the Company had net loss of $203,833 and negative cash flow from operating activities of $141,872. As of March 31, 2018 the Company also had an accumulated deficit of $2,182,627. These factors raise certain doubts regarding the Company’s ability to continue as a going concern. There are no assurances, however, that the Company will be successful in obtaining an adequate level of financing for the long-term development and commercialization of its Ubiquitor product.

Note 10 – Restatement

	Previously reported			Restated
	3/31/2017	Adjustment		3/31/2017

Revenue	$82,190	184,255	{a}	$266,445
Revenue - related party	–	3,008	{b}	3,008
Total revenue	82,190			269,453

Cost of Revenue	20,336	187,263	{a}	207,599

Gross Profit	61,854			61,854

Operation Expenses:
Compensation - officers	30,000			30,000
Research and development	62,909			62,909
Professional fees	27,981			27,981
General and administrative	54,476			54,476
Total Operating Expenses	175,366			175,366

Loss from Operations	(113,512)			(113,512)

Other Income (Expense)
Interest expense, net	34			34
Other income	4,763			4,763
Total other expense	4,797			4,797

Loss before income taxes	(108,715)			(108,715)

Income tax provision	–			–

Net Loss	$(108,715)			$(108,715)

Weight Average Number of Common Shares Outstanding - Basic and Diluted	34,574,706			34,574,706

Net Loss per common share
Basic and diluted	$–			$–

{a} The Company previously recorded shipment of sales shipped directly from vendor to customer as net of cost of goods sold. The Company corrected the error by recording sales at gross amount and separately record cost of goods sold amount.

{b} Revenue generated from Vitashower Corp., a company owned by the CEO, amounted to $3,008 for the three months ended March 31, 2017 was reclassified to be separately disclosed.

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

Results of operations for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

Revenue, cost of sales and gross profit

Our consolidated gross revenue for the three months ended March 31, 2018 and 2017, was $68,552 and $269,453, respectively, which included revenue form related party of $7,375 and $3,008, respectively. Our cost of consolidated cost of revenues for the three months ended March 31, 2018 and 2017, was $17,924 and $207,599, respectively, resulting in a gross profit of $50,628 and $61,854 for the three months ended March 31, 2018 and 2017, respectively.

Operating Costs and Expenses

The major components of our operating expenses for the three months ended March 31, 2018 and 2017 are outlined in the table below:

	For the Three Months Ended March 31, 2018	For the Three Months Ended March 31, 2017	Increase (Decrease) $
Officer compensation	$30,000	$30,000	$–
General and administrative	69,163	62,909	(6,254)
Professional fees	50,161	27,981	22,180
Research and development	51,018	54,476	3,458)
Total operating expenses	$200,342	$175,366	$24,976

General and administrative expenses of $69,163 incurred during the three months ended March 31, 2018 primarily consisted of office rent of $10,500 and salaries of $26,023.

General and administrative expenses of $62,909 incurred during the three months ended March 31, 2017 primarily consisted of office rent of $15,000 and office salaries of $27,688.

Professional fees increased from $27,981 during the three months ended March 31, 2017 to $50,161 during the three months ended March 31, 2018, an increase of $22,180.

Officer compensation was $30,000 for three months ended March 31, 2018 and 2017. Research and development was $51,018 and $54,476 for the three months ended March 31, 2018 and 2017.

Net Losses

During the three months ended March 31, 2018 and 2017, we incurred net losses of $203,833 and $108,715 respectively, due to the factors discussed above.

Liquidity and Capital Resources

Working Capital

	March 31, 2018	December 31, 2017
Current Assets	$367,723	$476,985
Current Liabilities	(534,149)	(481,790)
Working Capital	$(166,426)	$(4,805)

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

	For the Three Months Ended March 31, 2018	For the Three Months Ended March 31, 2017
Net cash used in operating activities	$(141,872)	$(123,307)
Net cash used in investing activities	–	–
Net cash used in financing activities	–	–
Net change in cash and cash equivalents	$(141,872)	$(123,307)

Cash Flows from Operating Activities

The net cash outflows from operating activities of $141,872 for the three months ended March 31, 2018 was primarily the result of our net loss of $132,536, and changes in our operating assets and liabilities. The net cash outflows from operating activities of $123,307 for the three months ended March 31, 2017, was primarily the result of our net loss of $108,715 and changes in our operating assets and liabilities.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

The following financial information is filed as part of this report:

(a)	(1) FINANCIAL STATEMENTS

(2) SCHEDULES

(3) EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit Number	Description

2.1	Agreement and Plan of Merger by and among Focus Universal Inc., FCUV Acquisition Corp. and Perfecular Inc. filed with the SEC on January 5, 2016.

3.1	Articles of Incorporation. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on December 26, 2013.

3.2	Bylaws. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on December 26, 2013.

4.2	Subscription Agreement. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on December 26, 2013.

10.1	Stock Purchase Agreement dated December 29, 2014. Incorporated by reference to the Company’s 8-K filed with the SEC on January 5, 2015.

10.2	Unsecured Demand Promissory Note dated February 1, 2015 in the amount of $20,000 filed with the SEC on July 28, 2015

10.3	Unsecured Demand Promissory Note dated February 25, 2015 in the amount of $100,000 filed with the SEC on July 28, 2015

10.4	Master Revolving Note dated May 21, 2015 in the amount of $1,000,000 filed with the SEC on July 28, 2015

31.1	Certification of CEO pursuant to Sec. 302

31.2	Certification of CFO pursuant to Sec. 302

32.1	Certification of CEO pursuant to Sec. 906

32.2	Certification of CFO pursuant to Sec. 906

101.INS*	XBRL Instances Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* To be filed by amendment

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Focus Universal Inc.

Dated: May 15, 2018	By:	/s/ Desheng Wang Desheng Wang Chief Executive Officer

Dated: May 15, 2018	By:	/s/ Duncan Lee Duncan Lee Chief Financial Officer

