Form 10-K/A
period 2017-12-31
FOCUS UNIVERSAL INC.
filed 2018-06-20
CIK 1590418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

None

(Title of class)

Securities registered under Section 12(g) of the Exchange Act:

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

As of June 11, 2018, the date immediately preceding the filing of this Amendment, the number of outstanding shares of the registrant’s common stock held by non-affiliates (excluding shares held by directors, officers and other holding more than 5% of the outstanding shares of the class) was 24,800,000. The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant, based on the closing price of the thinly-traded Over-The-Counter QB of $3.20 per share, at which the common equity was sold, was $31,279,059.20.

The number of shares outstanding of the registrant’s common stock, $0.001 par value, outstanding as of June 11, 2018: 34,574,706.

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

As we have thus far need to comply with Section 404 of the Sarbanes-Oxley Act, we have performed an evaluation of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. In light of the deficiency, we have identified certain control deficiencies as a result of the evaluation performed.

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

We are in the process of determining whether our existing internal controls over financial reporting systems are compliant with Section 404. We are required to conduct the evaluation of effectiveness of our internal controls until the end of the fiscal year reported upon in our second annual report on Form 10-K. In addition, because we are a smaller reporting company, we are not required to obtain the auditor attestation of management’s evaluation of internal controls over financial reporting. If we obtain and disclose such reports we could continue doing so at our discretion so long as we remain a smaller reporting company.

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

PART IV

Item 15. EXHIBITS

Exhibit Number	Description

2.1	Agreement and Plan of Merger by and among Focus Universal Inc., FCUV Acquisition Corp. and Perfecular Inc. filed with the SEC on January 5, 2016.
3.1	Articles of Incorporation. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on December 26, 2013.
3.2	Bylaws. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on December 26, 2013.
4.2	Subscription Agreement. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on December 26, 2013.
10.1	Stock Purchase Agreement dated December 29, 2014. Incorporated by reference to the Company’s 8-K filed with the SEC on January 5, 2015.
10.2	Unsecured Demand Promissory Note dated February 1, 2015 in the amount of $20,000 filed with the SEC on July 28, 2015
10.3	Unsecured Demand Promissory Note dated February 25, 2015 in the amount of $100,000 filed with the SEC on July 28, 2015
10.4	Master Revolving Note dated May 21, 2015 in the amount of $1,000,000 filed with the SEC on July 28, 2015
10.5	Unsecured convertible promissory note dated June 30, 2017 in amount of $420,000*
10.6	Unsecured convertible promissory note dated July 28, 2017 in amount of $80,000*
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

* Filed herewith.

** Previously filed, XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 20, 2018

FOCUS UNIVERSAL INC.

By:	/s/ Desheng Wang
Desheng Wang
Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Focus Universal Inc. and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Desheng Wang	Chief Executive Officer, Secretary and Director	June 20, 2018
Desheng Wang

/s/ Duncan Lee	Chief Financial Officer	June 20, 2018
Duncan Lee

