Form 10-Q
period 2018-06-30
FOCUS UNIVERSAL INC.
filed 2018-08-14
CIK 1590418

Table of Contents

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2018

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

As of August 7, 2018, registrant had outstanding 40,907,010 shares of the registrant's common stock at a par value of $0.001 per share.

FORM 10-Q

FOCUS UNIVERSAL INC.

2

PART I FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to FOCUS UNIVERSAL INC.

ITEM 1. FINANCIAL STATEMENTS

FOCUS UNIVERSAL INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

3

FOCUS UNIVERSAL INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,721,226	$394,398
Accounts receivable	–	26,311
Accounts receivable - related party	19,200	564
Inventories, net	66,309	47,432
Prepaid expenses	1,667	8,280
Total Current Assets	3,808,402	476,985

Property and equipment, net	5,246	6,336

Other assets:
Deposits	7,210	7,210

Total assets:	$3,820,858	$490,531

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued liabilities	$270,711	$449,256
Customer deposit	60,019	31,734
Loan from Stockholders	50,000	–
Income taxes payable	–	800
Total Current Liabilities	380,730	481,790
Non-current Liabilities
Convertible promissory note, net	–	81,342

Total Liabilities	380,730	563,132

Stockholders' Equity (Deficit):
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 40,644,319 shares issued and outstanding as of June 30, 2018 and 34,574,706 shares issued and outstanding as of December 31, 2017, respectively	40,644	34,575
Additional paid-in capital	12,487,372	1,871,618
Subscriptions receivable	(6,267,360)	–
Shares to be issued, common share	457,377	–
Accumulated deficit	(3,277,905)	(1,978,794)
Total stockholders' equity (deficit)	3,440,128	(72,601)

Total Liabilities and Stockholders' Equity (Deficit)	$3,820,858	$490,531

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOCUS UNIVERSAL INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
		(Restated)		(Restated)

Revenue	$36,580	$625,068	$97,757	$891,513
Revenue - related party	3,200	3,563	10,575	6,571
Total revenue	39,780	628,631	108,332	898,084

Cost of Revenue	9,761	544,898	27,685	752,496

Gross Profit	30,019	83,733	80,647	145,588

Operation Expenses:
Compensation - officers	30,000	30,000	60,000	60,000
Research and development	56,771	55,453	107,789	109,929
Professional fees	513,736	41,797	563,897	69,778
General and administrative	135,874	60,673	205,037	123,582
Total Operating Expenses	736,381	187,923	936,723	363,289

Loss from Operations	(706,362)	(104,190)	(856,076)	(217,701)

Other Income (Expense)
Interest expense, net	(388,901)	20	(443,020)	53
Other income	–	–	–	4,763
Total other expense	(388,901)	20	(443,020)	4,816

Loss before income taxes	(1,095,263)	(104,170)	(1,299,096)	(212,885)

Tax expense	15	800	15	800

Net Loss	$(1,095,278)	$(104,970)	$(1,299,111)	$(213,685)

Weight Average Number of Common Shares Outstanding - Basic and Diluted	34,641,405	34,574,706	34,417,219	34,574,706

Net Loss per common share
Basic and diluted	$(0.03)	$–	$(0.04)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOCUS UNIVERSAL INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(unaudited)

	2018	2017
Cash flows from operating activities:
Net Loss	$(1,299,111)	$(213,685)
Adjustments to reconcile net loss to net cash used in operating activities:
Inventory reserve	39,089	–
Depreciation expense	1,090	914
Amortization of debt discount	336,713	–
Stock base compensation	457,377	–
Changes in Operating Assets and Liabilities:
Accounts receivable	26,311	14,043
Accounts receivable - related party	(18,636)	–
Inventories	(57,966)	20,179
Prepaid expenses	6,613	636
Deposits	–	13,116
Accounts payable and accrued liabilities	(47,649)	9,743
Customer deposit	28,285	47,145
Income taxes payable	(800)	(800)
Deferred rent	–	(468)
Net cash flows used in operating activities	(528,684)	(109,177)

Cash flows from financing activities:
Proceeds from convertible note payable	–	420,000
Repayment of convertible notes	(548,949)	–
Shares issued for convertible notes	548,949
Proceeds from shareholders loan	50,000	–
Proceeds from sale of common stock	3,805,488	–
Net cash flows provided by financing activities	3,855,512	420,000

Net Change in Cash and Cash Equivalents	3,326,828	310,823

Cash and cash equivalents - Beginning of Period	394,398	340,073

Cash and cash equivalents - End of Period	$3,721,226	$650,896

Supplemental non-cash financing activities
Shares issued to reduce notes payable	313,700	–

Supplemental Disclosures for Statement of Cash Flows:
Interest paid	$–	$–
Income tax paid	$15	$800

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Focus Universal Inc. and its wholly-owned subsidiary, Perfecular Inc. All intercompany balances and transactions have been eliminated upon consolidation. The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain reclassifications have been made to the consolidated financial statements for prior years to the current year’s presentation. Such reclassifications have no effect on net income as previously reported. Please see Note 12, Restatement.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less to be cash and cash equivalents. At times, such investments may be in excess of Federal Deposit Insurance Corporation (FDIC) insurance limit. There were no cash equivalents held by the Company at June 30, 2018 and December 31, 2017.

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

To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

·	Level 1: quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

·	Level 2: pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

·	Level 3: Pricing inputs that are generally observable inputs and not corroborated by market data.

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

Inventory

Inventory is valued at the lower of the inventory’s cost (first in, first out basis) or the current market price of the inventory. Management compares the cost of inventory with its market value and an allowance is made to write down inventory to market value, if lower. Inventory allowances are recorded for obsolete or slow-moving inventory based on assumptions about future demand and marketability of products, the impact of new product introductions and specific identification of items, such as discontinued products. These estimates could vary significantly from actual requirements if future economic conditions, customer inventory levels or competitive conditions differ from expectations. The Company regularly reviews the value of inventory based on historical usage and estimated future usage. As of June 30, 2018 and December 31, 2017, inventory reserve amounted to $66,155 and $27,067, respectively.

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

Allowance for doubtful accounts

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. Management evaluated that there was no allowance for doubtful accounts at June 30, 2018 and December 31, 2017 based on collection history.

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

There were no outstanding stock options as of June 30, 2018 and December 31, 2017.

Income Tax Provision

Income taxes are accounted for using the asset and liability method. Deferred income taxes are provided for temporary differences in recognizing certain income, expense and credit items for financial reporting purposes and tax reporting purposes. Such deferred income taxes primarily relate to the difference between the tax basis of assets and liabilities and their financial reporting amounts. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates applicable to the future years in which deferred tax assets or liabilities are expected to be settled or realized. There was no material deferred tax asset or liabilities as of June 30, 2018 and December 31, 2017.

As of June 30, 2018 and December 31, 2017, the Company did not identify any material uncertain tax positions.

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

There were no potentially dilutive debt or equity instruments issued and outstanding at any time during the six months ended June 30, 2018 and 2017.

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

Note 3 – Property and Equipment

At June 30, 2018 and December 31, 2017, property and equipment consisted of the following:

	June 30, 2018	December 31, 2017
Computers	$1,029	$1,029
Furniture and fixture	8,850	8,850
Total cost	9,879	9,879
Less accumulated depreciation	(4,633)	(3,543)
Property and equipment, net	$5,246	$6,336

Depreciation expense for the six months ended June 30, 2018 and 2017 amounted to $1,090 and $914, respectively.

Note 4 – Convertible Promissory Notes

On June 30, 2017 and July 28, 2017, the Company received $420,000 and $80,000, respectively through a series of two unsecured convertible promissory notes from the same unrelated third party (the “2017 Notes”). The 2017 Notes bear interest at 10% per annum, are due on June 30, 2020 and July 28, 2020 respectively and are unsecured. The 2017 Notes contain a provision that allows the note holder to convert the outstanding balance into shares of the Company's common stock at $1.75 per share. The Company determined that the convertible promissory notes contain beneficial conversion features that are valued at $420,000 and $80,000 respectively; however, the amount recorded as the beneficial conversion feature is limited to the face amount of the convertible promissory note. This beneficial conversion feature of $420,000 and $80,000 has been recorded in the financial statements to additional paid-in capital and as a discount to the convertible promissory payable. The debt discounts are being amortized over the terms of the 2017 Notes. The Company recognized interest expense of $336,713 during the six months ended June 30, 2018 related to the amortization of the debt discounts. On June 27, 2018, the convertible holder elected the right to convert all of convertible notes to common stock at $1.75 per share. Total conversion amounted to $548,949, 313,686 shares.

Note 5 – Related Party Transactions

Revenue generated from Vitashower Corp., a company owned by the CEO, amounted to $10,575 and $6,571 for the sixed months ended June 30, 2018 and 2017, respectively, $7,375 and $3,008 for the three months ended June 30, 2018 and 2017, respectively. Account receivable balance due from Vitashower Corp. amounted to $19,200 and $564 as of June 30, 2018 and December 31, 2017, respectively.

On May 30, 2018, the CEO and majority shareholder of the Company lent the Company $50,000 for operation use. The loan had no interest and is due upon demand. The loan was repaid on July 12, 2018.

Compensation for services provided by the President and Chief Executive Officer for the six months ended June 30, 2018 and 2017 amounted to $30,000 and $30,000, respectively and three months ended June 30, 2018 and 2017 amounted to $30,000 and $30,000, respectively.

Note 6 – Business Concentration and Risks

Major customers

One customer accounted for 100% of the total accounts receivable as of December 31, 2017. The customer did not have balance due and receivable as of June 30, 2018

Major vendors

One vendor accounted for 80% and 92% of total accounts payable at June 30, 2018 and December 31, 2017, respectively.

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

Total rent expense was $24,815 and $22,000 for the six months ended June 30, 2018 and 2017, respectively.

Future minimum lease commitments are as follows:

December 31,	Rent Expense
2018	$21,630
2019	14,420
Thereafter	–

Note 8 – Stockholders’ Equity

Shares authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is seventy-five million (75,000,000) shares of common stock, par value $0.001 per share.

Common stock

During the six months ended June 30, 2018, the Company had the following transactions in its common stock:

•	issued 5,755,927 shares through private placement at $1.75 per share.
•	issued 313,686 shares for conversion debt rendered valued at $548,949 or $1.75 per share.

As of June 30, 2018 the Company had 40,644,319 shares of common stock issued and outstanding.

Note 9 – Subscription Receivable

As of June 30, 2018, the Company issued 3,581,328 shares through private placement with subscription receivable amounting to $6,267,360 or $1.75 per share.

Note 10 – Shares to be Issued, Common Shares

During the six months ended June 30, 2018, the Company incurred professional expenses amounting to $457,377 which were paid for by issuing common 261,358 shares at $1.75 per share.

Note 11 – Going Concern

In August 2014, the FASB issued ACU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard requires management to assess the company’s ability to continue as a going concern. Disclosures are required if there is substantial doubt as to the company’s continuation as a going concern within one year after the issue date of financial statements. The standard provides guidance for making the assessment, including consideration of management’s plans which may alleviate doubt regarding the Company’s ability to continue as a going concern. ASU 2014-15 is effective for years ending after December 15, 2016. The Company has adopted this standard for the year ending December 31, 2017 and six months ending June 30, 2018.

These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to repay its debt obligations, to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Recently, the Company has devoted a substantial amount of resources to research and development to bring the Ubiquitor and its mobile application to full production and distribution. For the six months ended June 30, 2018, the Company had net loss of $1,299,111 and negative cash flow from operating activities of $528,684. As of June 30, 2018 the Company also had an accumulated deficit of $3,277,905. These factors raise certain doubts regarding the Company’s ability to continue as a going concern. There are no assurances, however, that the Company will be successful in obtaining an adequate level of financing for the long-term development and commercialization of its Ubiquitor product.

Note 12 – Restatement

	Previously reported			Restated
	For the six months ended			For the six months ended
	6/30/2017	Adjustment		6/30/2017

Revenue	$211,086	680,427	{a}	$891,513
Revenue - related party	–	6,571	{b}	6,571
Total revenue	211,086			898,084

Cost of Revenue	65,498	686,998	{a}	752,496

Gross Profit	145,588			145,588

Operation Expenses:
Compensation - officers	60,000			60,000
Research and development	109,929			109,929
Professional fees	69,777			69,777
General and administrative	123,083			123,083
Total Operating Expenses	362,789			362,789

Loss from Operations	(217,201)			(217,201)

Other Income (Expense)
Interest expense, net	53			53
Other income	4,763			4,763
Total other expense	4,815			4,815

Loss before income taxes	(212,885)			(212,885)

Income tax expense	800			800

Net Loss	$(213,685)			$(213,685)

Weight Average Number of Common Shares Outstanding - Basic and Diluted	34,574,706			34,574,706

Net Loss per common share
Basic and diluted	$(0.01)			$(0.01)

{a} The Company previously recorded shipment of sales shipped directly from vendor to customer as net of cost of goods sold. The Company corrected the error by recording sales at gross amount and separately record cost of goods sold amount.

{b} Revenue generated from Vitashower Corp., a company owned by the CEO, amounted to $6,571 for the six months ended June 30, 2017 was reclassified to be separately disclosed.

	Previously reported			Restated
	For the three months ended			For the three months ended
	6/30/2017	Adjustment		6/30/2017

Revenue	$128,896	496,172	{a}	$625,068
Revenue - related party	–	3,563	{b}	3,563
Total revenue	128,896			628,631

Cost of Revenue	45,163	499,736	{a}	544,898

Gross Profit	83,733			83,733

Operation Expenses:
Compensation - officers	30,000			30,000
Research and development	55,453			55,453
Professional fees	41,797			41,797
General and administrative	60,673			60,673
Total Operating Expenses	187,923			187,923

Loss from Operations	(104,190)			(104,190)

Other Income (Expense)
Interest expense, net	20			20
Other income	–			–
Total other expense	20			20

Loss before income taxes	(104,170)			(104,170)

Income tax expense	800			800

Net Loss	$(104,970)			$(104,970)

Weight Average Number of Common Shares Outstanding - Basic and Diluted	34,574,706			34,574,706

Net Loss per common share
Basic and diluted	$(0.00)			$(0.00)

{a} The Company previously recorded shipment of sales shipped directly from vendor to customer as net of cost of goods sold. The Company corrected the error by recording sales at gross amount and separately record cost of goods sold amount.

{b} Revenue generated from Vitashower Corp., a company owned by the CEO, amounted to $3,563 for the three months ended June 30, 2017 was reclassified to be separately disclosed.

Note 13 – Subsequent Events

The Company has evaluated all events that occurred after the consolidated balance sheet date through the date when the consolidated financial statements were issued to determine if they must be reported.

From July 1, 2018 to July 17, 2018, the Company received additional $5,658,243 for subscription receivable.

On July 1, 2018, the Company entered into an Advisory Agreement with Oakshore Consulting (“Oakshore”). Pursuant to the Advisory Agreement, Oakshore provided consulting services to the Company starting from July 2018. The total advisory fee is $8,000 per month and payable on the sixth day of each month. The advisory fee may be paid in either cash or in the Company’s common stock. A finder’s fee will be 8% of the enterprise value of any acquisition closed during the term of this advisory agreement or any acquisition introduced to the Company. Both the Company and Oakshore may terminate this advisory agreement by providing written notice thirty days in advance of intended termination.

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

Narrative Description of the Business

Focus Universal Inc. (“the Company”, “we”, “us” or “our”) currently conducts business as a handheld sensor systems and filters wholesaler to distribution platforms. We are a universal smart instrumentation platform developer and universal smart device manufacturer. We are also a wholesaler of various air filtration systems. We are currently in the process of researching, developing, and manufacturing a universal smart instrument device and working on specializing in the development and commercialization of such universal smart technologies and instruments. We define universal smart technology as commercial technology with an integrated platform, which provides a unique and universal solution for test and measurement made up of off-the-shelf parts. We are working on developing a universal sensor node and gateway system that uses the data processing capabilities of a smartphone to display readings of multiple probe modules.

Our universal smart instrumentation technology features a Universal Smart Instrumentation Platform (“USIP”) which generalizes instruments into a reusable foundation representing a majority part of the instruments, and architecture-specific components (sensor modules), which together replaces the functions of traditional instruments at a fraction of their cost. The USIP has an open architecture incorporating a variety of individual instrument functions, sensors and probes from different industries and vendors. The platform features the ability to connect thousands of sensors or probes. This technology addresses major limitations present in traditional hardware and represents a technological advancement in the Internet of Things marketplace. We call this device the “Ubiquitor” because it can be used to wirelessly measure and test a variety of electrical and physical phenomena such as voltage, current, temperature, pressure, sound, light, and humidity.

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

Through a merger with Perfecular Inc, we strategically expanded our services to the manufacture and marketing of high-tech electronic devices. We sell handheld sensor systems and filters wholesale to distribution platforms and are working on developing a universal sensor node and gateway system that use the data processing capabilities of a smartphone to display readings of multiple probe modules. We are also researching the development of an anti-counterfeit authentication technology that we believe could address the problem of counterfeit production by attempting to authenticate consumer goods.

Our current services include:

Scientific Instrument Research and Development and Sales

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

Most modern instruments are digital. They are designed for measuring various physical quantities in objects; and consist of the following functional components:

●	Data acquisition. This is the process of sampling signals that measure real world physical conditions and converting the resulting samples into digital numeric values that can be manipulated by a microprocessor. The components of data acquisition systems include:

a.	Sensors, to convert physical parameters to electrical signals;
b.	Signal conditioning circuitry, to convert sensor signals into a form that can be converted to digital values;
c.	Analog-to-digital converters, to convert conditioned sensor signals to digital values. It normally operates on conditioned signals, that is, signals that have already been filtered and amplified by analog circuits.

●	Storage and communication components. Application-specific input/output (I/O) components. In digital instrumentation systems, the transmission of data between devices is realized relatively easily by using serial or parallel transmission techniques.

●	Ancillaries such as displays and power supplies and application specific software.

Traditional hardware-centered instrumentation systems are made up of multiple stand-alone instruments that are interconnected to carry out a determined measurement or control an operation. They have fixed vendor-defined functionality, and the components that comprise the instruments are also fixed and permanently associated with each other. All software and measurement circuitry, packaged onto the traditional instrument, are provided with a finite list of fixed-functionality using the instrument’s front panel. They all tended to be box-shaped objects with a control panel and a display. Stand-alone electronic instruments are very powerful and large, expensive, and cumbersome. They also require a lot of power, and often have excessive amounts of features that are not user friendly. Users generally cannot extend or customize them. The knobs and buttons on the instrument, the built-in circuitry, and the functions available to the user, are specific to the nature of the instrument.

Virtual instruments represent a fundamental shift from traditional hardware-centered instrumentation systems, to software-centered systems that exploit the computing power, productivity, display, and connectivity capabilities of popular desktop computers and workstations. The functionality of these stand-alone instruments can be implemented in a digital environment by using computers, plug-in data-acquisition boards, and support software to implement the functions of the system. The plug-in data acquisition boards enable the interface of analog signals to computer, and the software allows programming of the computer to look and function as an instrument. The major advantage of virtual instrumentation is its flexibility. Changing function simply requires a modification of the supporting software. Whereas the same change in a traditional system may require adding or substituting a stand-alone instrument, which is more difficult and also more expensive. Virtual instruments also offer advantages in displaying and storing information. Computer display can show more colors and allow users to quickly change the format of displaying the data that is received by the instrument.

Instrument inter-operability and connectivity allow devices to communicate and work with other instruments manufactured by different vendors, in a manner that requires the user to have little or no knowledge of the unique characteristics of those instruments. Traditional instruments, including traditional hardware-centered instrumentations and software centered virtual instrumentations, are specifically designed, constructed and refined to perform one or more specific tasks. When manufacturers develop these instruments they naturally seek ways to differentiate their products from those of their competitors. Most of the instruments on the market come with a variety of connectivity technologies and do not have the built-in firmware and software to support the connectivity and inter-operability of instruments. Even instruments within in the same class, from different vendors, are not compatible. In 1998, National Instruments, along with other companies including Agilent, Advantest, Anritsu, Ascor, BAE systems, Boeing, Ericsson, Genrad, Honeywell, IFR, Keithley, Lecroy, Nokia, Northrop Grumman, Racal, Ratheon, Rohde & Schwarz, Smiths, Tektronix, Teradyne, and Wavetek formed the interchangeable virtual machine foundation. Interchangeable Virtual Instruments (IVI) is a revolutionary standard for instrument driver software technology. It attempts to standardize the commands to which specific kinds of instruments respond, and also makes it possible to interchange instruments in a test system without drastically revising the application software and maximizing interchangeability across instrument brands. Unfortunately, while the instrument driver did simplify software development and maintenance, it didn’t address hardware obsolescence as each manufacturer had their own and none were compatible. Current applications are limited to large, expensive test and measurement instruments.

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

Smartphones and tablets have been considered recreational devices for communicating, playing games and streaming videos, but they are also one of the most powerful tools engineers use for designing, validating, and producing products. These ubiquitous smartphones perform better than most instrumentation in many fields. Because of their network connectivity, smartphones and tablets are great tools for remotely viewing measurements. In addition, the processing capabilities have exploded in recent years with processors and data capability rivaling that of very recent laptop computers. Thus, their small size and processing power also makes them effective for portable measurements. The ubiquity of wireless connectivity, unlimited data plans, and more powerful cellular networks combined with increasing functionality and the speed of connected devices and mobile networks will further drive consumer demand for more cost effective wireless smartphone based instruments. Building an application for a smartphone or tablet and turning a smartphone or tablet to an instrument is not a trivial task. Many of the industrial instrument manufacturers have limited or no expertise programming for mobile platforms and designing wireless hardware. To help industrial instrument manufacturers take advantage of these smart devices, Perfecular Inc., has dedicated many years of research and development efforts into designing, manufacturing, marketing and promoting wireless smart technology and products for industrial measuring instruments.

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

Expandability and Scalability: Similar to sensor network technology, universal smart instruments are more flexible than sensor networks. They can currently monitor and control a few hundreds of sensors or probes, they automatically identify and configure the corresponding graphical user interfaces. End users are free to add or removes sensors or probes. All communication protocols supported by smartphones are integrated in the software design including WI-FI, blue tooth, cellular network technology and wired form through the audio port on the smartphone.

Security: Universal smart instruments have the sensor security built-in data acquisition module and help companies meet sensor security requirements, preventing unauthorized users from accessing the sensor measurements and control. Unauthorized access of the universal smart instruments sensors is forbidden.

Modularity: Increasing instrument complexity is driving instruments to become more modular. The knobs and buttons on the instrument, the built-in circuitry, and the functions available to the user used in traditional stand-alone instruments duplicate these components for each instrument, adding cost and size. Universal smart instruments divide all instruments into three parts: smartphones including their application software, wireless communication module (we called the universal smart device), which is not needed in the wired form, and task-specific data acquisition module. The smartphone is used and purchased, no research and development is needed. Universal smart devices were developed and manufactured by Perfecular Inc. Both hardware and software, including wired or wireless communication protocols, were developed and well tested. The only work needed to be done are the design and manufacture of the task-specific data acquisition, which is just a fraction of the traditional stand-alone instrument design. The high degree of modularity saves a lot of time in development, maintenance, and support. Modular hardware and software limits the time needed to test products so developers can spend more of their energy on innovation.

Universal smart instruments share many similarities, in terms of functionalities and advantages, with virtual instruments. They are both soft-centered technologies. However, developing the software for virtual instrumentation is not trivial, a programming language or special software can be used. Professional software engineers with virtual instrument expertise are needed. A virtual instrument consists of an industry-standard computer or workstation equipped with powerful application software, cost-effective hardware such as plug-in boards, and driver software, which together perform the functions of traditional instruments. Its primary focus is on large, expensive, testing and measurement instruments, not portable devices. Because of the unique nature of the smartphone operating systems such as IOS or Android, which are significantly different from those used in industry-standard computers or workstations, the migration of virtual instrument technology from industry-standard computers or workstations to mobile devices such as smartphones is not straight forward. Virtual Instrument Software Architecture, commonly known as VISA is a comprehensive package for configuring, programming, and troubleshooting instrumentation systems comprised of GPIB, Serial, VXI, PXI, Ethernet, and USB interfaces which are wired forms of communications and widely used in traditional instruments. Universal smart instruments adopt ubiquitous wireless connectivity for communications between a sensor and the smartphone. The wired form communications used in virtual instruments cannot be applied to wireless communications supported by smartphone. Industry-standard computers or workstations have more powerful computational capability, memories and storage to deal with demanding applications in modern industrial measurement systems than those found on smartphones. The software architecture designed in universal smart instruments is significantly different from that of virtual instruments. There are many applications running on smartphones. Universal smart instrument software should not interfere with other software. Mobile application programming and wireless communication technologies are the major holdup for instrument engineers who do not have the mobile application programming and wireless communication expertise. Focus Universal Inc. provided a comprehensive package including both universal instrument application software for smartphones or mobile devices, and hardware for wireless communications between smartphones and sensors, called universal smart device. These technologies, including instrument protocol, completely eliminate those holdups. No smartphone programming and/or wireless communication knowledge are required, instrument engineers just use their traditional embedded programming and spend a small fraction of their time to code the instrument specification into the data acquisition modules including sensors or probes according to the universal smart protocol, and then enjoy the huge hardware reduction and more functionalities provided or supported by the smartphone. The instrument design was simplified to the data acquisition design; all other functions were achieved by the universal smart instrument software. Universal smart technology offers the potential to standardization of the instrument design.

Universal smart technologies are designed so that a single software package and hardware support all instrumentation applications, no new software and hardware is needed. Traditional instrument manufacturers still migrate from their traditional instruments to the state-of-the-art universal wireless smart instruments seamlessly. Instrumentation is a huge industry which covers a variety of industry fields including commercial, industrial, military, medical, healthcare, scientific and daily life. It is very difficult to estimate its market value; McKinsey Global Institute estimated that the impact of the Internet of Things on the global economy might be as high as $6.2 trillion by 20251. Cisco predicts the global Internet of Things market will be $14.4 trillion by 2022.2 The Internet of Things is just a fraction of the instrumentation market.

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

The Ubiquitor is a general platform that collects data in real time, up to 100hz per second, and thus is intended to be adapted to many industrial uses.

The Ubiquitor is a multipurpose wireless intelligent sensor device. Its greatest advantage is universal compatibility. Currently, the Ubiquitor device could simultaneously accommodate more than 256 different types of sensor heads. Users could use their smartphones to simultaneously operate and monitor over 256 kinds of sensor readings. With our technology, users only need to obtain the sensor heads, facilitating ease and convenience of use. Using a smartphone, users can collect and analyze data in real time.

________________________

1 http://www.mckinsey.com/industries/high-tech/our-insights/the-internet-of-things-sizing-up-the-opportunity.

2 http://www.forbes.com/sites/louiscolumbus/2015/12/27/roundup-of-internet-of-things-forecasts-and-market-estimates-2015/#2305058e48a0.

By using the smartphone as a substitute platform, we believe we will achieve the following efficiencies:

1.

Cut production costs. Smartphone technology will advance and become more widely used than the vast majority products on the small sensor device market. By utilizing smartphone technology, the Ubiquitor will add superior functionality and performance, improve the product’s quality and cutting production costs.

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

Strategy

Strategy and Marketing Plan

We have designed, manufactured, marketed and distributed our electronic measurement devices, such as temperature humidity meters, digital meters, quantum PAR meters, pH meters, TDS meters and CO2 monitors, for many years and have many loyal customers. The universal smart technology has been applied to our existing traditional devices and demonstrated functionality and hardware cost savings. We believe we have achieved hardware cost savings in the range of 70% to 90%. Prototypes were sent to our customers for demonstrations and evaluation. Currently, we are in the stage of producing a pilot manufacturing run. The first round of pilot production was completed in May 2016. The second round of pilot production was completed in July 2016.

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

Results of operations for the three months ended June 30, 2018 compared to the three months ended June 30, 2017.

Revenue, cost of sales and gross profit

Our consolidated gross revenue for the three months ended June 30, 2018 and 2017, was $39,780 and $628,631,  respectively, which included revenue from related party of $3,200 and $3,563, respectively. Our cost of consolidated cost of revenues for the three months ended June 30, 2018 and 2017, was $9,761 and $544,898, respectively, resulting in a gross profit of $30,019 and $83,733 for the three months ended June 30, 2018 and 2017, respectively. The Company has been phasing out the sale of its older products while currently developing new products for sale.

Operating Costs and Expenses

The major components of our operating expenses for the three months ended June 30, 2018 and 2017 are outlined in the table below:

	For the Three Months Ended June 30, 2018	For the Three Months Ended June 30, 2017	Increase (Decrease) $
Officer compensation	$30,000	$30,000	$–
Research and development	56,771	55,453	1,318
Professional fees	513,736	41,797	471,939
General and administrative	135,874	60,673	75,201
Total operating expenses	$736,381	$187,923	$548,458

General and administrative expenses of $135,874 incurred during the three months ended June 30, 2018 primarily consisted of marketing fee of $56,000, office rent of $14,315 and salaries of $28,404. General and administrative expenses of $60,673 incurred during the three months ended June 30, 2017 primarily consisted of office rent of $14,879 and salaries of $27,482. The increase was mainly due to increased marketing fee in 2018.

Professional fees increased from $41,797 during the three months ended June 30, 2017 to $513,736 during the three months ended June 30, 2018, an increase of $471,939. The increase of professional fees is mainly due to services incurred for private placement and professional engaged for potential investment.

Officer compensation was $30,000 for three months ended June 30, 2017 and 2018. Research and development was $56,771 and $55,453 for the three months ended June 30, 2018 and 2017.

Net Losses

During the three months ended June 30, 2018 and 2017, we incurred net losses of $1,095,278 and $104,970 respectively, due to the factors discussed above.

Results of operations for the six months ended June 30, 2018 compared to the six months ended June, 2017.

Revenue, cost of sales and gross profit

Our consolidated gross revenue for the six months ended June 30, 2018 and 2017, was $108,332 and $898,084, respectively, which included revenue from related party of $10,575 and $6,571, respectively. Our cost of consolidated cost of revenues for the six months ended June 30, 2018 and 2017, was $27,685 and $752,496, respectively, resulting in a gross profit of $80,647 and $145,588 for the six months ended June 30, 2018 and 2017, respectively. The Company has been phasing out the sale of its old products while currently developing new products for sale.

Operating Costs and Expenses

The major components of our operating expenses for the three months ended June 30, 2018 and 2017 are outlined in the table below:

	For the Six Months Ended June 30, 2018	For the Six Months Ended June 30, 2017	Increase (Decrease) $
Officer compensation	$60,000	$60,000	$–
Research and development	107,789	109,929	(2,140)
Professional fees	563,897	69,778	494,119
General and administrative	205,037	123,582	81,455
Total operating expenses	$936,723	$363,289	$573,434

General and administrative expenses of $205,037 incurred during the six months ended June 30, 2018 primarily consisted of market fee of $68,000, office rent of $24,815 and salaries of $54,427. General and administrative expenses of $363,289 incurred during the six months ended June 30, 2017 primarily consisted of office rent of $22,000 and salaries of $55,171. The increase was mainly due to increased marketing fee incurred in 2018.

Professional fees increased from $69,778 during the six months ended June 30, 2018 to $563,897 during the six months ended June 30, 2017, an increase of $494,119. The increase of professional fees is mainly due to services incurred for private placement and professional engaged for potential investment.

Officer compensation was $60,000 for six months ended June 30, 2017 and 2018. Research and development was $107,789 and $109,929 for the six months ended June 30, 2018 and 2017.

Net Losses

During the six months ended June 30, 2018 and 2017, we incurred net losses of $1,299,111 and $213,685 respectively, due to the factors discussed above.

Liquidity and Capital Resources

Working Capital

	June 30, 2018	December 31, 2017
Current Assets	$3,808,402	$476,985
Current Liabilities	(380,730)	(481,790)
Working Capital	$3,427,672	$(4,805)

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

	For the Six Months Ended June 30, 2018	For the Six Months Ended June 30, 2017
Net cash used in operating activities	$(528,684)	$(109,177)
Net cash used in investing activities	–	–
Net cash provided by financing activities	3,855,512	420,000
Net change in cash and cash equivalents	$3,326,828	$310,823

Cash Flows from Operating Activities

Our net cash outflows from operating activities of $528,684 for the six months ended June 30, 2018 was primarily the result of our net loss of $1,299,111, and changes in our operating assets and liabilities. Our net cash outflows from operating activities of $109,177 for the six months ended June 30, 2017, was primarily the result of our net loss of $213,685 and changes in our operating assets and liabilities.

We expect that cash flows from operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our net revenues and operating results, utilization of new revenue streams, collection of accounts receivable, and timing of billings and payments.

Cash Flows from Investing Activities

The Company did not incur any cash flow from investing activities for the six months ended June 30, 2018 and 2017.

Cash Flows from Financing Activities

Our net cash inflows from financing activities of $3,855,512 for the six months ended June 30, 2018 was primarily due to the sale of common stock through private placement. Our net cash inflows from financing activities of $420,000 for the six months ended June 30, 2017 was due to the issuance of a convertible promissory note.

Off Balance Sheet Arrangements

As of June 30, 2018, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation SK.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We were not subject to any legal proceedings during the six months ended June 30, 2018 and there are currently no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 17, 2018, we filed a current report on form 8-K announcing that we completed the sale of a total of 6,069,613 shares of our common stock (the “Shares”) in a private placement to certain eligible investors for an aggregate purchase price of $10,621,823 or $1.75 per Share.

We have not yet deployed the proceeds of the offering, but we intend to use the proceeds as follows.

	Use of Proceeds
Use	Dollar Amount	Percentage of Gross Proceeds
Research and Development	$1,200,000	11.3%
Manufacturing Devices	$1,500,000	14.1%
Building Purchase*	$4,620,000	43.5%
Equipment	$400,000	3.7%
Marketing and Business Development	$1,600,000	15.1%
Accounting, Audit and Legal	$80,000	0.8%
Working Capital	$1,221,823	11.5%
Gross Proceeds from the Offering	$10,621,823	100%

Research and Development – To fully develop our business plan, we intend to continue researching and developing the design, manufacture, marketing and promotion of our Ubiquitous platform. For these purposes we intend to use approximately $1,200,000 to fund our research and the development of our products.

Manufacturing Devices – We will use approximately $1,500,000 to manufacture our Ubiquitor devices—this includes paying third party manufacturers to manufacture the parts of the Ubiquitor in China and then to pay the employees in our U.S. warehouse to assemble the Ubiquitor devices prior to distribution. We need a custom manufacturing facility for the assembly of our Ubiquitor devices which is why we cannot outsource the assembly to a less expensive third party.

*Building Purchase – We do not expect to remain in the current property for the full term of our lease, due to the fact that if this offering is successful, our board of directors approved the purchase of a new building with mixed use of an office and warehouse, addressed at 2311 E Locust St, Ontario, CA, 91761. The property consists of an industrial type, two-story building, with a total building area of 30,740 square feet that we can install substantial fixtures required for the assembly of our Ubiquitor devices. 10,000 square feet will be utilized for office space; and 20,000 square feet for warehouse space. The property includes 58 parking spaces. The purchase price for the property is approximately $4.62 million dollars. We intend to purchase the building outright and refinance if and when we need more operating capital.

Equipment – To develop our business we intend to use $400,000 for the purchase or lease of necessary manufacturing equipment. Our products are manufactured in China but will be assembled in the United States in our warehouse.

Marketing and Business Development – We intend to use approximately $1,600,000 to put together an internal sales team dedicated to our marketing and business development strategies, focusing on marketing our products directly to wholesalers; and to promoting our technology and the Ubiquitous platform directly to industrial and academic users.

Accounting, Audit, and Legal – Being an emerging growth company under the JOBS Act means that we have certain cost related to accounting, auditing and legal fees. We intend to use $80,000 to cover such costs.

Working Capital – We intend to use a portion of the proceeds, equivalent to $1,221,823 to fund our working capital and capital expenditure requirements.

The foregoing represents our best estimate as to how the proceeds of the Offering will be expended. We reserve the right to redirect any portion of the funds either among the items referred to above, or such other projects as our management considers to be in our best interest.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the six-month periods ended June 30, 2018 or 2017.

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

* To be filed by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Focus Universal Inc.

Dated: August 14, 2018	By:	/s/ Desheng Wang Desheng Wang Chief Executive Officer

Dated: August 14, 2018	By:	/s/ Duncan Lee Duncan Lee Chief Financial Officer

