Form 10-Q
period 2018-09-30
FOCUS UNIVERSAL INC.
filed 2018-11-13
CIK 1590418

Table of Contents

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files. Yes ☐  No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐    No ☒

As of November 1, 2018, registrant had 40,907,010 shares outstanding of the registrant's common stock at a par value of $0.001 per share.

FORM 10-Q

FOCUS UNIVERSAL INC.

2

PART I FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to FOCUS UNIVERSAL INC.

ITEM 1. FINANCIAL STATEMENTS

FOCUS UNIVERSAL INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3

FOCUS UNIVERSAL INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2018 AND DECEMBER 31, 2017

	September 30,	December 31,
	2018	2017
	(unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,641,457	$394,398
Accounts receivable	79,083	26,311
Accounts receivable - related party	19,200	564
Inventories, net	55,427	47,432
Prepaid expenses	105,466	8,280
Total Current Assets	4,900,633	476,985

Property and equipment, net	4,529,645	6,336

Other Assets:
Deposits	15,372	7,210

Total Assets	$9,445,650	$490,531

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued liabilities	$211,949	$449,256
Other payable	18,000	–
Customer deposit	–	31,734
Income taxes payable	–	800
Total Current Liabilities	229,949	481,790
Non-current Liabilities
Convertible promissory note, net	–	81,342

Total Liabilities	229,949	563,132

Stockholders' Equity (Deficit):
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 40,907,010 shares issued and outstanding as of September 30, 2018 and 34,574,706 shares issued and outstanding as of December 31, 2017 respectively	40,907	34,575
Additional paid-in capital	12,956,486	1,871,618
Subscription receivable	(189,257)	–
Shares to be issued, common shares	28,000	–
Accumulated deficit	(3,620,435)	(1,978,794)
Total Stockholders' Equity (Deficit)	9,215,701	(72,601)

Total Liabilities and Stockholders' Equity (Deficit)	$9,445,650	$490,531

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOCUS UNIVERSAL INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
		(Restated)		(Restated)

Revenue	$139,102	$265,718	$236,859	$841,295
Revenue - related party	–	–	10,575	6,571
Total revenue	139,102	265,718	247,434	847,866

Cost of Revenue	81,330	191,615	109,015	628,175

Gross Profit	57,772	74,103	138,419	219,691

Operation Expenses:
Compensation – officers	30,000	30,000	90,000	90,000
Research and development	58,930	54,708	166,719	177,791
Professional fees	157,013	32,385	720,910	102,162
General and administrative	155,676	58,522	360,713	168,451
Total Operating Expenses	401,619	175,615	1,338,342	538,404

Loss from Operations	(343,847)	(101,512)	(1,199,923)	(318,713)

Other Income (Expense)
Interest income (expense), net	1,317	(39,855)	(441,703)	(39,802)
Other income	–	750	–	5,014
Total other expense	1,317	(39,105)	(441,703)	(34,788)

Loss before income taxes	(342,530)	(140,617)	(1,641,626)	(353,501)

Income tax expense	–	–	15	800

Net Loss	$(342,530)	$(140,617)	$(1,641,641)	$(354,301)

Weight Average Number of Common Shares Outstanding - Basic and Diluted	40,855,049	34,574,706	36,720,480	34,574,706

Net Loss per common share Basic and diluted	$(0.01)	$–	$(0.04)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOCUS UNIVERSAL INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(unaudited)

	2018	2017
Cash flows from operating activities:
Net Loss	$(1,641,641)	$(354,301)
Adjustments to reconcile net loss to net cash used in operating activities:
Inventory reserve	39,088	–
Depreciation expense	1,635	1,371
Amortization of debt discount	336,713	39,926
Stock base compensation	469,377	–
Changes in Operating Assets and Liabilities:
Accounts receivable	(52,772)	(69,152)
Accounts receivable - related party	(18,636)	–
Inventories	(47,083)	28,879
Prepaid expenses	(97,186)	(3,091)
Deposits	(8,162)	–
Accounts payable and accrued liabilities	(106,387)	17,712
Other payable	18,000	–
Deposits	–	17,516
Customer deposit	(31,734)	59,931
Income taxes payable	(800)	(800)
Deferred rent	–	(468)
Net cash flows used in operating activities	(1,139,589)	(262,477)

Cash flows from investing activities:
Purchase of property and equipment	(4,524,944)	–
Net cash flows used in investing activities	(4,524,944)	–

Cash flows from financing activities:
Proceeds from convertible note payable	–	500,000
Repayment of convertible notes	(548,949)	–
Shares issued for convertible notes	576,949	–
Proceeds from sale of common stock	3,805,488	–
Shares issued from subscription receivable	6,078,104	–
Net cash flows provided by financing activities	9,911,592	500,000

Net Change in Cash and Cash Equivalents	4,247,059	237,523

Cash and cash equivalents - Beginning of Period	394,398	340,073

Cash and cash equivalents - End of Period	$4,641,457	$577,596

Supplemental non-cash financing activities
Shares issued to reduce notes payable	313,686	–

Supplemental Disclosures for Statement of Cash Flows:
Interest paid	$–	$125
Income tax paid	$15	$800

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Focus Universal Inc. and its wholly-owned subsidiary, Perfecular Inc. All intercompany balances and transactions have been eliminated upon consolidation. The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain reclassifications have been made to the consolidated financial statements for prior years to the current year’s presentation. Such reclassifications have no effect on net income as previously reported. Please see Note 11, Restatement.

Segment Reporting

The Company currently has one operating segment. In accordance with ASC 280, Segment Reporting (“ASC 280’), the Company considers operating segments to be components of the Company’s business for which separate financial information is available that evaluated regularly by Management in deciding how to allocate resources and in assessing performance. Management reviews financial information presented on a consolidated basis for purposes of allocation resources and evaluating financial performance. Accordingly, the Company has determined that it has a single operating and reportable segment.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less to be cash and cash equivalents. At times, such investments may be in excess of Federal Deposit Insurance Corporation (FDIC) insurance limit. There were no cash equivalents held by the Company at September 30, 2018 and December 31, 2017.

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

Inventory

Inventory is valued at the lower of the inventory’s cost or net realizable value under the first-in-first-out method. Management compares the cost of inventory with its market value and an allowance is made to write down inventory to market value, if lower. Inventory allowances are recorded for obsolete or slow-moving inventory based on assumptions about future demand and marketability of products, the impact of new product introductions and specific identification of items, such as discontinued products. These estimates could vary significantly from actual requirements if future economic conditions, customer inventory levels or competitive conditions differ from expectations. The Company regularly reviews the value of inventory based on historical usage and estimated future usage. As of September 30, 2018 and December 31, 2017, inventory reserve amounted to $66,155 and $27,067, respectively.

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

Revenue Recognition

Effective January 1, 2018, the Company adopted Topic 606, Revenue from Contracts with Customers, using the modified retrospective transition method. The adoption of the new revenue standards as of January 1, 2018 did not change the Company’s revenue recognition as the majority of its revenues continue to be recognized when the customer takes control of its product. As the Company did not identify any accounting changes that impacted the amount of reported revenues with respect to its product revenues, no adjustment to retained earnings was required upon adoption.

In general, the Company’s performance obligation is to transfer it products to its distributors. Revenues from product sales are recognized when the customer obtains control of the Company’s products, which occurs at a point in time, typically upon delivery to the customer.

The Company's revenue mainly generates from sale of sensor products, horticultural sensors and filters, such as light meters. The Company evaluated its product sales contracts and determined that those contracts are generally capable of being distinct and accounted for as separate performance obligations. Performance obligation is satisfied when the finished goods product delivered to the customers.

Allowance for doubtful accounts

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. Management evaluated that there was no allowance for doubtful accounts at September 30, 2018 and December 31, 2017 based on collection history.

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

There were no outstanding stock options as of September 30, 2018 and December 31, 2017.

Income Tax Provision

Income taxes are accounted for using the asset and liability method. Deferred income taxes are provided for temporary differences in recognizing certain income, expense and credit items for financial reporting purposes and tax reporting purposes. Such deferred income taxes primarily relate to the difference between the tax basis of assets and liabilities and their financial reporting amounts. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates applicable to the future years in which deferred tax assets or liabilities are expected to be settled or realized. There was no material deferred tax asset or liabilities as of September 30, 2018 and December 31, 2017.

As of September 30, 2018 and December 31, 2017, the Company did not identify any material uncertain tax positions.

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

There were no potentially dilutive debt or equity instruments issued and outstanding at any time during the nine months ended September 30, 2018 and 2017.

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

Recent Accounting Pronouncements

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments of this ASU allow companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be accounted for as derivative liabilities. A company will recognize the value of a down round feature only when it is triggered and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, an entity will treat the value of the effect of the down round as a dividend and a reduction of income available to common shareholders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings. ASU 2017-11 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, and the guidance is to be applied using a full or modified retrospective approach. The Company is currently evaluating the impact of adopting ASU 2017-11 on its consolidated financial statements.

Note 3 – Property and Equipment

At September 30, 2018 and December 31, 2017, property and equipment consisted of the following:

	September 30, 2018	December 31, 2017
Warehouse	$3,789,773	$–
Land	731,515	–
Computers	1,029	1,029
Furniture and fixture	12,506	8,850
Total cost	4,534,823	9,879
Less accumulated depreciation	(5,178)	(3,543)
Property and equipment, net	$4,529,645	$6,336

In September, the Company purchased a warehouse and office in Ontario, California for its own use. The previous owner of the building engaged in a short term lease agreement to rent partial portion of the warehouse during the transition. The tenant paid $18,000 as security deposit, shown as other payable in current liability.

Depreciation expense for the nine months ended September 30, 2018 and 2017 amounted to $1,635 and $914, respectively.

Note 4 – Convertible Promissory Notes

On June 30, 2017 and July 28, 2017, the Company received $420,000 and $80,000, respectively through a series of two unsecured convertible promissory notes from the same unrelated third party (the “2017 Notes”). The 2017 Notes bear interest at 10% per annum, are due on June 30, 2020 and July 28, 2020 respectively and are unsecured. The 2017 Notes contain a provision that allows the note holder to convert the outstanding balance into shares of the Company's common stock at $1.75 per share. The Company determined that the convertible promissory notes contain beneficial conversion features that are valued at $420,000 and $80,000 respectively; however, the amount recorded as the beneficial conversion feature is limited to the face amount of the convertible promissory note. This beneficial conversion feature of $420,000 and $80,000 has been recorded in the financial statements to additional paid-in capital and as a discount to the convertible promissory payable. The debt discounts are being amortized over the terms of the 2017 Notes. The Company recognized interest expense of $106,431 during the nine months ended September 30, 2018 related to the amortization of the debt discounts. On June 27, 2018, the convertible holder elected the right to convert all of convertible notes to common stock at $1.75 per share.

Note 5 – Related Party Transactions

Revenue generated from Vitashower Corp., a company owned by the CEO, amounted to $10,575 and $6,571 for the nine months ended September 30, 2018 and 2017, respectively, $0 and $0 for the three months ended September 30, 2018 and 2017, respectively. Account receivable balance due from Vitashower Corp. amounted to $19,200 and $564 as of September 30, 2018 and December 31, 2017, respectively.

On May 30, 2018, the CEO and majority shareholder of the Company lent the Company $50,000 for operational use. The loan had no interest and is due upon demand. The loan was repaid on July 12, 2018.

Compensation for services provided by the President and Chief Executive Officer for the nine months ended September 30, 2018 and 2017 amounted to $90,000 and $90,000, respectively and three months ended September 30, 2018 and 2017 amounted to $30,000 and $30,000, respectively.

Note 6 – Business Concentration and Risks

Major customers

One customer accounted for 100% of the total accounts receivable as of December 31, 2017. The customer has balances due and receivable of $79,083 as of September 30, 2018 and $26,311 as of December 31, 2017.

Major vendors

One vendor accounted for 97% and 92% of total accounts payable at September 30, 2018 and December 31, 2017, respectively.

Note 7 – Commitments and Contingencies

On April 24, 2017, we entered into a two-year industrial/commercial lease within a larger multi-tenant industrial complex with Walnut Park Business Center, LLC. We leased a 2,800-square foot warehouse with a 1,400-square foot office space inside which will allow us to assemble our products as well as efficiently run our administrative operations in the same building. The lease commenced on May 1, 2017 and will end on April 30, 2019. We will pay $3,500 per month until May 1, 2018 when the rent will increase to $3,605 per month. The warehouse is located at 820511 East Walnut Drive North, Walnut, California. The Company purchased a warehouse in Ontario, California in September and subleased the Walnut location to a third party. The Company is no longer obligated to pay for Walnut’s lease.

Total rent expense was $26,025 and $40,379 for the nine months ended September 30, 2018 and 2017, respectively.

Note 8 – Stockholders’ Equity

Shares authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is seventy-five million (75,000,000) shares of common stock, par value $0.001 per share.

Common stock

As of September 30, 2018 the Company had 40,907,010 shares of common stock issued and outstanding.

Note 9 – Subscription Receivable for Stock to be Issued

On June 19, 2018 the Company entered into private placement with individual investors at $1.75 per share. As of September 30, 2018, total amount of shares sold through private placement amount to 6,069,613 shares. Total subscription receivable for stock to be issued as of September 30, 2018 amounted to $189,257.

Note 10 – Shares Issued for Compensation

The Company entered agreements with third party consultant and issued 262,691 shares for services rendered amounted to $497,377 for the nine months ended September 30, 2018. In addition, the Company has incurred services fee of $28,000 for August and September, which the Company will issue stocks as compensation for service rendered.

Note 11 – Going Concern

In August 2014, the FASB issued ACU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard requires management to assess the company’s ability to continue as a going concern. Disclosures are required if there is substantial doubt as to the company’s continuation as a going concern within one year after the issue date of financial statements. The standard provides guidance for making the assessment, including consideration of management’s plans which may alleviate doubt regarding the Company’s ability to continue as a going concern. ASU 2014-15 is effective for years ending after December 15, 2016. The Company has adopted this standard for the year ending December 31, 2017 and nine months ending September 30, 2018.

These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to repay its debt obligations, to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Recently, the Company has devoted a substantial amount of resources to research and development to bring the Ubiquitor and its mobile application to full production and distribution. For the nine months ended September 30, 2018, the Company had net loss of $1,641,641 and negative cash flow from operating activities of $1,139,589. As of September 30, 2018 the Company also had an accumulated deficit of $3,620,435. These factors raise certain doubts regarding the Company’s ability to continue as a going concern. There are no assurances, however, that the Company will be successful in obtaining an adequate level of financing for the long-term development and commercialization of its Ubiquitor product.

Note 12 – Restatement

	Previously reported			Restated
	For the nine months ended			For the nine months ended
	9/30/2017	Adjustment		9/30/2017

Revenue	$943,110	(101,815)	{a}	$841,295
Revenue - related party	–	6,571	{b}	6,571
Total revenue	943,110			847,866

Cost of Revenue	723,419	(95,244)	{a}	628,175

Gross Profit	219,691			219,691

Operation Expenses:
Compensation - officers	90,000			90,000
Research and development	177,791			177,791
Professional fees	102,162			102,162
General and administrative	168,451			168,451
Total Operating Expenses	538,404			538,404

Loss from Operations	(318,713)			(318,713)

Other Income (Expense)
Interest expense, net	(39,802)			(39,802)
Other income	5,014			5,014
Total other expense	(34,788)			(34,788)

Loss before income taxes	(353,501)			(353,501)

Income tax provision	800			800

Net Loss	$(354,301)			$(354,301)

Weight Average Number of Common Shares Outstanding - Basic and Diluted	34,574,706			34,574,706

Net Loss per common share Basic and diluted	$(0.01)			$(0.01)

{a} The Company adjust previously overstated revenue and cost of goods sold.

{b} Revenue generated from Vitashower Corp., a company owned by the CEO, amounted to $6,571 for the nine months ended September 30, 2017 was reclassified to be separately disclosed.

	Previously reported			Restated
	For the three months ended			For the three months ended
	9/30/2017	Adjustment		9/30/2017

Revenue	$220,643	45,075	{a}	$265,718
Revenue - related party	–			–
Total revenue	220,643			265,718

Cost of Revenue	146,540	45,075	{a}	191,615

Gross Profit	74,103			74,103

Operation Expenses:
Compensation - officers	30,000			30,000
Research and development	54,708			54,708
Professional fees	32,385			32,385
General and administrative	58,522			58,522
Total Operating Expenses	175,615			175,615

Loss from Operations	(101,512)			(101,512)

Other Income (Expense)
Interest expense, net	(39,855			(39,855)
Other income	750			750
Total other expense	(39,105			(39,105)

Loss before income taxes	(140,617)			(140,617)

Income tax provision	–			–

Net Loss	$(104,617)			$(104,617)

Weight Average Number of Common Shares Outstanding - Basic and Diluted	34,574,706			34,574,706

Net Loss per common share Basic and diluted	$(0.00)			$(0.00)

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

________________________

1 http://www.mckinsey.com/industries/high-tech/our-insights/the-internet-of-things-sizing-up-the-opportunity.

2 http://www.forbes.com/sites/louiscolumbus/2015/12/27/roundup-of-internet-of-things-forecasts-and-market-estimates-2015/#2305058e48a0.

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

Results of operations for the three months ended September 30, 2018 compared to the three months ended September 30, 2017.

Revenue, cost of sales and gross profit

Our consolidated gross revenue for the three months ended September 30, 2018 and 2017, was $139,102 and $265,718, respectively. There were no sales to related parties for the three months ended September 31, 2018 and 2017. Our cost of consolidated cost of revenues for the three months ended September 30, 2018 and 2017, was $81,330 and $191,615, respectively, resulting in a gross profit of $57,772 and $74,103 for the three months ended September 30, 2018 and 2017, respectively.

Operating Costs and Expenses

The major components of our operating expenses for the three months ended September 30, 2018 and 2017 are outlined in the table below:

	For the Three Months Ended September 30, 2018	For the Three Months Ended September 30, 2017	Increase (Decrease) $
Officer compensation	$30,000	$30,000	$–
Research and development	58,930	54,708	4,222
Professional fees	157,013	32,385	124,628
General and administrative	155,676	58,522	97,154
Total operating expenses	$401,619	$175,615	$226,004

Officer compensation was $30,000 for three months ended September 30, 2017 and 2018.

Research and development was $58,930 and $54,708 for the three months ended September 30, 2018 and 2017.

Professional fees increased from $32,385 during the three months ended September 30, 2017 to $157,013 during the three months ended September 30, 2018, an increase of $124,628.

General and administrative expenses of $155,676 incurred during the three months ended September 30, 2018 primarily consisted of marketing fee of $45,625, salaries expense of $39,298, insurance expense of $22,750, and show expenses of $18,425. General and administrative expenses of $58,522 incurred during the three months ended September 30, 2017 primarily consisted of office rent of $10,500 and salaries of $34,371. The increase was mainly due to increased marketing fee, insurance expense, and show expenses.

Net Losses

During the three months ended September 30, 2018 and 2017, we incurred net losses of $342,530 and $140,617 respectively, due to the factors discussed above.

Results of operations for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

Revenue, cost of sales and gross profit

Our consolidated gross revenue for the nine months ended September 30, 2018 and 2017, was $247,434 and $847,866, respectively, which included revenue form related party of $10,575 and $6,571, respectively. Our cost of consolidated cost of revenues for the nine months ended September 30, 2018 and 2017, was $109,015 and $628,175, respectively, resulting in a gross profit of $138,419 and $219,691 for the nine months ended September 30, 2018 and 2017, respectively.

Operating Costs and Expenses

The major components of our operating expenses for the three months ended September 30, 2018 and 2017 are outlined in the table below:

	For the Nine Months Ended September 30, 2018	For the Nine Months Ended September 30, 2017	Increase (Decrease) $
Officer compensation	$90,000	$90,000	$–
Research and development	166,719	177,791	(11,072)
Professional fees	720,910	102,162	618,748
General and administrative	360,713	168,451	192,262
Total operating expenses	$1,338,342	$538,404	$799,938

Officer compensation was $90,000 for nine months ended September 30, 2017 and 2018.

Research and development was $166,719 and $177,791 for the nine months ended September 30, 2018 and 2017.

Professional fees increased from $102,162 during the nine months ended September 30, 2018 to $720,910 during the nine months ended September 30, 2017, an increase of $618,748.

General and administrative expenses of $360,713 incurred during the nine months ended September 30, 2018 primarily consisted of market fee of $113,625, office rent of $26,025, salaries of $112,576, show expenses of $34,425, and insurance expenses of $22,956. General and administrative expenses of $168,451 incurred during the nine months ended September 30, 2017 primarily consisted of office rent of $40,379 and salaries of $109,732. The increase was mainly due to increased marketing fee, show expenses and insurance expenses.

Net Losses

During the nine months ended September 30, 2018 and 2017, we incurred net losses of $1,641,641 and $354,301 respectively, due to the factors discussed above.

Liquidity and Capital Resources

Working Capital

	September 30, 2018	December 31, 2017
Current Assets	$4,900,633	$476,985
Current Liabilities	(229,949)	(481,790)
Working Capital	$4,670,684	$(4,805)

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

	For the Nine Months Ended September 30, 2018	For the Nine Months Ended September 30, 2017
Net cash used in operating activities	$(1,139,589)	$(262,477)
Net cash used in investing activities	(4,524,944)	–
Net cash provided by financing activities	9,911,592	500,000
Net change in cash and cash equivalents	$4,247,059	$237,523

Cash Flows from Operating Activities

Our net cash outflows from operating activities of $1,139,589 for the nine months ended September 30, 2018 was primarily the result of our net loss of $1,641,641, and changes in our operating assets and liabilities. Our net cash outflows from operating activities of $262,477 for the nine months ended September 30, 2017, was primarily the result of our net loss of $354,301 and changes in our operating assets and liabilities.

We expect that cash flows from operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our net revenues and operating results, utilization of new revenue streams, collection of accounts receivable, and timing of billings and payments.

Cash Flows from Investing Activities

The Company purchased a warehouse in September, resulting a cash outflow from investment activities of $4,524,944. The Company did not incur any cash flow from investing activities for the nine months ended September 30, 2017.

Cash Flows from Financing Activities

Our net cash inflows from financing activities of $9,911,592 for the nine months ended September 30, 2018 was primarily for the issuance of subscription receivable. Our net cash inflows from financing activities of $500,000 for the nine months ended September 30, 2017 was primarily for the issuance of a convertible promissory note.

Off Balance Sheet Arrangements

As of September 30, 2018, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation SK.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We were not subject to any legal proceedings during the nine months ended September 30, 2018 and there are currently no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

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

In September, we purchased a warehouse and office in Ontario, California for our own use at purchase price of $4,514,988. Also, we intend to use the proceeds as follows.

	Use of Proceeds
Use	Dollar Amount	Percentage of Gross Proceeds
Research and Development	$400,000	3.75%
Manufacturing Devices	$1,000,000	9.41%
Building Purchase*	$4,514,988	42.50%
Equipment	$400,000	3.75%
Marketing and Business Development	$800,000	7.53%
Accounting, Audit and Legal	$80,000	0.80%
Strategic Acquisitions	$2,205,000	20.76%
Working Capital	$1,221,835	11.50%
Gross Proceeds from the Offering	$10,621,823	100%

Research and Development – To fully develop our business plan, we intend to continue researching and developing the design, manufacture, marketing and promotion of our Ubiquitous platform. For these purposes we intend to use approximately $400,000 to fund our research and the development of our products.

Manufacturing Devices – We will use approximately $1,000,000 to manufacture our Ubiquitor devices—this includes paying third party manufacturers to manufacture the parts of the Ubiquitor in China and then to pay the employees in our U.S. warehouse to assemble the Ubiquitor devices prior to distribution. We need a custom manufacturing facility for the assembly of our Ubiquitor devices which is why we cannot outsource the assembly to a less expensive third party.

Building Purchase – Our board of directors approved the purchase of a new building with mixed use of an office and warehouse, addressed at 2311 E Locust St, Ontario, CA, 91761. The property consists of an industrial type, two-story building, with a total building area of 30,740 square feet that we can install substantial fixtures required for the assembly of our Ubiquitor devices. 10,000 square feet will be utilized for office space; and 20,000 square feet for warehouse space. The property includes 58 parking spaces. In September, we purchased a warehouse and office in Ontario, California for our own use at purchase price of $4,521,288. We intend to refinance if and when we need more operating capital.

Equipment – To develop our business we intend to use $400,000 for the purchase or lease of necessary manufacturing equipment. Our products are manufactured in China but will be assembled in the United States in our warehouse.

Marketing and Business Development – We intend to use approximately $800,000 to put together an internal sales team dedicated to our marketing and business development strategies, focusing on marketing our products directly to wholesalers; and to promoting our technology and the Ubiquitous platform directly to industrial and academic users.

Accounting, Audit, and Legal – Being an emerging growth company under the JOBS Act means that we have certain cost related to accounting, auditing and legal fees. We intend to use $80,000 to cover such costs.

Strategic Acquisitions – Our executives are attempting to identify and locate certain companies in our industry and within our core competency, such as internet of things companies and sensor manufacturers or distributors that may serve as potential acquisition targets. In the event that we are able to identify certain companies, we may determine to use up to $2,205,000 as the cash component of such acquisition (the “Acquisition”). However, our Board or executives may determine not to use the proceeds of the Offering on any such Acquisition but raise capital in a new offering of securities. At this time, there are no outstanding agreements to purchase any such entity.

Working Capital – We intend to use a portion of the proceeds, equivalent to $1,221,835 to fund our working capital and capital expenditure requirements.

The foregoing represents our best estimate as to how the proceeds of the Offering will be expended. We reserve the right to redirect any portion of the funds either among the items referred to above, or such other projects as our management considers to be in our best interest.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the nine-month periods ended September 30, 2018 or 2017.

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

Focus Universal Inc.

Dated: November 13, 2018	By:	/s/ Desheng Wang Desheng Wang Chief Executive Officer

Dated: November 13, 2018	By:	/s/ Duncan Lee Duncan Lee Chief Financial Officer

