Form 10-K
period 2018-12-31
FOCUS UNIVERSAL INC.
filed 2019-03-11
CIK 1590418

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-193087

FOCUS UNIVERSAL INC.

(Exact name of registrant as specified in its charter)

Nevada	46-3355876
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or organization)

2311 East Locus Street, Ontario, CA	91761
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (702) 724-2646

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock
$0.001 par value	None

Securities registered under Section 12(g) of the Exchange Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒   No ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this From 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of March 8, 2019, the date immediately preceding the filing of this Annual Report, the aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing price of the thinly-traded Over-The-Counter QB of $7.40 per share, at which the common equity was sold, was $302,733,238.

The number of shares outstanding of the registrant’s common stock, $0.001 par value, outstanding as of March 8, 2019, 2019: 40,907,010.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements. Forward-looking statements are based on management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. All references to “common stock” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our”, the “Company” and “Focus Universal” mean Focus Universal Inc. unless otherwise indicated.

ii

PART I

Item 1. BUSINESS

Company Background.

Focus Universal Inc. (the “Company”, “we”, “us” or “our”) is a Nevada corporation that is a provider of handheld sensor devices and wholesaler of various air filters.

We are based in the City of Ontario, California, and were incorporated in Nevada in 2012. In December 2013, we filed an S-1 registration statement that went effective on March 14, 2014. Since then our securities have been trading in the OTCQB Market.

Our website is www.focusuniversal.com. Our website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

Focus Universal Inc. is a universal smart instrumentation platform developer, developer of instrument sensors, and creator of a universal smart device called the Ubiquitor universal smart instrument (the “Ubiquitor”). We are also a wholesaler of various air filtration systems, though filtration system wholesaling is no longer our primary focus. We are currently in the process of researching, developing, and assembling a universal smart instrument device and working on specializing in the development and commercialization of such universal smart technology and instruments. We define universal smart technology as commercial technology with an integrated platform, which provides a unique and universal solution for test and measurement made up of off-the-shelf parts. We are working on developing a universal sensor node and gateway system that uses the data processing capabilities of a smartphone to display readings of multiple probe modules.

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

The Ubiquitor, which we have created and assembled in limited quantities, utilizes a standard desktop computer with Mac OS, Windows OS, an Android-based or iOS-based smartphone, or mobile tablet device as a platform that communicates with a group of sensors or probes manufactured by different vendors in a manner that requires the user to have little or no knowledge of their unique characteristics. The data readout is displayed on the computer, smartphone, or tablet display in a program or application we have created for Windows PC and are creating for MacOS. We are designing the application software (the “App”) to have a graphical representation of control and indicator elements common in real instruments such as knobs, buttons, dials, and graphs, etc. Our developers are designing and implementing a soft control touch screen interface which supports real-time data monitoring and facilitates instrument control and operation.

On December 29, 2014, Xu Tang and Desheng Wang, two non-affiliates, acquired over 90% equity of the Company. That same date, the current officers and directors, Ms. Tatyana Popova resigned as Chief Executive Officer and President of the Company and Ms. Elena Ignatenko resigned as Treasurer, Secretary, Chief Financial Officer, principal accounting officer, and principal financial officer of the Company. Upon such resignations, Desheng Wang was appointed as the Chief Executive Officer and Secretary of the Company, Xu Tang was appointed as the President of the Company, Yan Chen was appointed as the Senior Vice President. Messrs. Wang, Tang, and Chen accepted such appointments.

On October 21, 2015, Xu Tang entered into a stock purchase agreement whereby Mr. Tang collectively sold 3,260,000 shares of the Company’s Common Stock to eight unrelated persons using private funds to purchase the shares. This represented at the time 49.5% of the Company’s outstanding common stock and represented a material change in control of the Company’s ownership.

Effective as of October 21, 2015, Dr. Jennifer Gu and Dr. Edward Lee were appointed as directors of the Company, and Dr. Gu and Dr. Lee accepted such appointments. Thereupon, each of Xu Tang and Yan Chen resigned as directors of the Company. After such resignation, the Board of Directors consisted of Dr. Desheng Wang, Dr. Jennifer Gu and Dr. Edward Lee.

On December 2015, through a reverse triangular merger with Perfecular Inc., a company owned and controlled by our controlling shareholder, Desheng Wang, where we issued shares of our Company’s common stock in exchange for 100% of the outstanding shares of Perfecular, Inc., we strategically expanded our services to the assembly and marketing of high-tech electronic devices. Since then, we sell handheld sensor systems and filters to distribution platforms and are working on developing the Ubiquitor and an accompanying mobile application.

Until March 31, 2016, we offered a full range of web services, including web marketing services, social and viral marketing campaigns, search engine optimization consulting, and web analytics implementation. We generated our revenue from providing these services to small and medium sized businesses. We focused on providing one-off services, such as development of a fully functioning website or creation of a marketing strategy plan, to small business clients. Since then we have ceased pursuing these activities.

On April 24, 2017 we leased 2,800 square feet at 201511 East Walnut Drive North, Walnut, California. This lease will extend through April 30, 2019 and we pay $3,500 per month. We have subleased the space under this lease for the same amount.

The Company purchased a assembling and manufacturing warehouse and office space addressed at 2311 E. Locust St, Ontario, CA, 91761 where we will assemble our Ubiquitor devices. The property consists of an industrial type, two-story building, with a total building area of 30,740 square feet. 10,000 square feet will be utilized for office space; and 20,000 square feet for warehouse space that will require particularized custom fixtures that we will need to install. The property includes 58 parking spaces. The purchase price for the property was approximately $4.62 million dollars.

Duncan Lee was appointed as the Chief Financial Officer of the Company on April 2, 2018.

We announced the appointment of new board members, the majority of whom were independent, appointing: Sheri Lofgren, Sean Warren, Michael Pope, and Carine Clark as new board members of the Company on June 8, 2018. On or around that date we formed our Audit, Compensation and Nominating Committees.

On July 26, 2018, our Board of Directors approved the filing of a listing on the NASDAQ Capital Market and we have applied in compliance with the NASDAQ rules and regulations to list and trade our Company’s securities on the NASDAQ Capital Market.

On November 28, 2018, Sean Warren resigned as a member of the Board of Directors and Greg Butterfield was appointed in his place. On December 1, 2018, Mr. Warren became a part-time consultant to the Company.

Recent Developments

Intellectual Property Applications

Pursuant to recent research and development efforts, we recently received an issue notification from the USPTO for an application filed on June 2, 2017 that is a process for improving a spectral response curve of a photo sensor. The small and cost-effective multicolor sensor and its related software protected by the potential patent we believe could achieve a spectral response that approximates an ideal photo response to measure optical measurement. The patent was issued on February 26, 2019.

In addition, we have been awarded a notice of allowance for a patent from the USPTO for a patent application we filed on March 12, 2018 as application No. 15/925,400. The patent title is a “Universal Smart Device” which is a universal smart instrument that unifies heterogeneous measurement probes into a single device that can analyze, publish, and share the data analyzed. The issue fee must be paid no later than May 12, 2019.

Our current products and services include:

Scientific Instrument Research, Development and Sales

Industry Background and Overview.

Universal Smart Technologies

Through our acquisition of Perfecular Inc., we entered into the scientific instrument industry, specifically the instrument sensor industry. Instrument sensors are devices specifically designed and constructed for sensing and measuring physical variables that are useful in: (i) industrial operations; (ii) environmental, commercial and medical applications; (iii) research and development in a variety of industries; and (iv) the daily lives of electronics consumers. Our research and development of the Ubiquitor and accompanying application is an instrument that will have several instrument sensor applications.

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

Most modern instruments are digital. They are designed for measuring various physical quantities in objects; and consist of the following functional components:

Data acquisition: This is the process of sampling signals that measure real world physical conditions and converting the resulting samples into digital numeric values that can be manipulated by a microprocessor. The components of data acquisition systems include:

a.	Sensors, to convert physical parameters to electrical signals.

b.	Signal conditioning circuitry, to convert sensor signals into a form that can be converted to digital values.

c.	Analog-to-digital converters, to convert conditioned sensor signals to digital values. It normally operates on conditioned signals, that is, signals that have already been filtered and amplified by analog circuits.

Storage and communication components:

i.	Application-specific input/output (I/O) components. In digital instrumentation systems, the transmission of data between devices is realized relatively easily by using serial or parallel transmission techniques.

ii.	Ancillaries such as displays and power supplies and application specific software.

Traditional hardware-centered instrumentation systems are made up of multiple stand-alone instruments that are interconnected to carry out a determined measurement or control an operation. They have fixed vendor-defined functionality, are very powerful, large, expensive and cumbersome. They also require a lot of power and often have excessive amounts of features that are not user friendly. Users generally cannot extend or customize them easily. The knobs and buttons on the instrument, the built-in circuitry and the functions available to the user, are specific to the nature of the instrument.

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

Instrument inter-operability and connectivity allow devises to communicate and work with other instruments manufactured by different vendors, in a manner that requires the user to have little or no knowledge of the unique characteristics of those instruments. Traditional instruments, including traditional hardware-centered instrumentations and software centered virtual instrumentations, are specifically designed, constructed and refined to perform one or more specific tasks. When manufacturers develop these instruments, they naturally seek ways to differentiate their products from those of their competitors. Most of the instruments on the market come with a variety of connectivity technologies and do not have the built-in firmware and software to support the connectivity and inter-operability of instruments. Even instruments within in the same class, from different vendors, are not compatible. In 1998, National Instruments, along with other companies including Agilent, Advantest, Anritsu, Ascor, BAE systems, Boeing, Ericsson, Genrad, Honeywell, IFR, Keithley, Lecroy, Nokia, Northrop Grumman, Racal, Ratheon, Rohde & Schwarz, Smiths, Tektronix, Teradyne, and Wavetek formed the interchangeable virtual machine foundation. Interchangeable Virtual Instruments (IVI) is a revolutionary standard for instrument driver software technology. It attempts to standardize the commands to which specific kinds of instruments respond, and also makes it possible to interchange instruments in a test system without drastically revising the application software and maximizing interchangeability across instrument brands. Unfortunately, while the instrument driver did simplify software development and maintenance, it didn’t address hardware obsolescence as each manufacturer had their own and none were compatible. Current applications are limited to large, expensive test and measurement instruments.

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

Despite the undoubted usefulness of the universal instruments, one of the major obstacles that prevent the universal instruments from being adopted by end users is their cost. The end user who just needs a $10 traditional instrument for his applications certainly does not have the motivation to spend $1,000 for functions he does not need. Functionality always needs to be balanced against cost. The knobs and buttons on analog instruments, the built-in circuitry, and the functions available to the user, are specific to the nature of the instrument, making them very expensive and hard to adapt.

Smartphones and tablets have been considered recreational devices for communicating, playing games and streaming videos, but they are also one of the most powerful tools engineers use for designing, validating, and producing products. These ubiquitous smartphones perform better than most instrumentation in many fields. Because of their network connectivity, smartphones and tablets are great tools for remotely viewing measurements. In addition, the processing capabilities have exploded in recent years with processors and data capability rivaling that of very recent laptop computers. Thus, their small size and processing power also makes them effective for portable measurements. The ubiquity of wireless connectivity, unlimited data plans, and more powerful cellular networks combined with increasing functionality and the speed of connected devices and mobile networks will further drive consumer demand for more cost-effective wireless smartphone-based instruments. Building an application for a smartphone or tablet and turning a smartphone or tablet to an instrument is not a trivial task. Many of the industrial instrument manufacturers have limited or no expertise programming for mobile platforms and designing wireless hardware. To help industrial instrument manufacturers take advantage of these smart devices, Perfecular Inc., has dedicated many years of research and development efforts into designing, assembling, marketing and promoting wireless smart technology and products for industrial measuring instruments.

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

Modularity: Increasing instrument complexity is driving instruments to become more modular. The knobs and buttons on the instrument, the built-in circuitry, and the functions available to the user used in traditional stand-alone instruments duplicate these components for each instrument, adding cost and size. Universal smart instruments divide all instruments into three parts: (i) smartphones including their application software, (ii) wireless communication module (we called it universal smart device), which is not needed in the wired form, and (iii) task-specific data acquisition module. Our universal smart devices were developed and assembled by us with parts that were shipped to us from China. Both hardware and software, including wired or wireless communication protocols, were developed and well tested. The only work needed to be done are the design and manufacture of the task-specific data acquisition, which is just a fraction of the traditional stand-alone instrument design. The high degree of modularity saves a lot of time in development, maintenance, and support. Modular hardware and software limit the time needed to test products so developers can spend more of their energy on innovation.

Universal smart instruments share many similarities, in terms of functionalities and advantages, with virtual instruments. They are both soft-centered technologies. However, developing the software for virtual instrumentation is not trivial, a programming language or special software can be used. Professional software engineers with virtual instrument expertise are needed. A virtual instrument consists of an industry-standard computer or workstation equipped with powerful application software, cost-effective hardware such as plug-in boards, and driver software, which together perform the functions of traditional instruments. Its primary focus is on large, expensive, testing and measurement instruments, not portable devices. Because of the unique nature of the smartphone operating systems such as iOS or Android, which are significantly different from those used in industry-standard computers or workstations, the migration of virtual instrument technology from industry-standard computers or workstations to mobile devices such as smartphones is not straight forward. Virtual Instrument Software Architecture, commonly known as VISA is a comprehensive package for configuring, programming, and troubleshooting instrumentation systems comprised of GPIB, Serial, VXI, PXI, Ethernet, and USB interfaces which are wired forms of communications and widely used in traditional instruments. Universal smart instruments adopt ubiquitous wireless connectivity for communications between a sensor and the smartphone. The wired form communications used in virtual instruments cannot be applied to wireless communications supported by smartphones. Industry-standard computers or workstations have more powerful computational capability, memories and storage to deal with demanding applications in modern industrial measurement systems than those found on smartphones. The software architecture designed in universal smart instruments is significantly different from that of virtual instruments. There are many applications running on smartphones. Universal smart instrument software should not interfere with other software. Mobile application programming and wireless communication technologies are the major holdup for instrument engineers who do not have the mobile application programming and wireless communication expertise.

Focus Universal Inc. provided a comprehensive package including both universal instrument application software for smartphones or mobile devices, and hardware for wireless communications between smartphones and sensors, called universal smart device. These technologies, including instrument protocol, completely eliminate those holdups. No smartphone programming and/or wireless communication knowledge are required, instrument engineers just use their traditional embedded programming and spend a small fraction of their time coding the instrument specification into the data acquisition modules including sensors or probes according to the universal smart protocol, and then enjoy the huge hardware reduction and more functionalities provided or supported by the smartphone. The instrument design was simplified to the data acquisition design; all other functions were achieved by the universal smart instrument software. Universal smart technology offers the potential to standardization of the instrument design.

Universal smart technologies are designed so that a single software package and hardware support all instrumentation applications, no new software and hardware is needed. Traditional instrument manufacturers still migrate from their traditional instruments to the state-of-the-art universal wireless smart instruments seamlessly. Instrumentation is a huge industry which covers a variety of industry fields including commercial, industrial, military, medical, healthcare, scientific and daily life. It is very difficult to estimate its market value; Bain & Company issued a report predicting that the impact of the Internet of Things market on the global economy might be as high as $520 billion by 2021, more than double the $235 billion spent in 20171. The Internet of Things is just a fraction of the instrumentation market.

________________

1 Bain & Company, “Unlocking the Opportunity in the Internet of Things” 2018 (available at: https://www.bain.com/contentassets/5aa3a678438846289af59f62e62a3456/bain_brief_unlocking_opportunities_in_the_internet_of_things.pdf. Last accessed January 30, 2019).

Our Approach to Measurement and Sensing

We hope to offer a different approach that links handheld devices and instrument sensors with the computing power that is available on common smartphones through a mobile application on the smartphone in both iOS and Android devices. Tapping into the computing power of a smartphone enables a standard measurement device to increase its capabilities—yet, we believe very few scientific instrument sensor platforms are harnessing this power. The application instantly measures the instrument readouts from the Ubiquitor through a Wi-Fi or Bluetooth connection.

We also offer an array of traditional handheld meters through our wholesale distribution platform. The design, development, and use of these products have led us to look for more robust handheld digital sensor concepts, which eventually led us to develop the Ubiquitor Wireless Universal Sensor Device.

Ubiquitor Wireless Universal Sensor Device

Our “Ubiquitor,” device is a handheld fully modular system with a universal sensor node and gateway system that uses a smartphone as the output display module that displays the readings of various probe modules. We have completed and initial production run of prototype devices and intend to develop them into full-scale production. The Ubiquitor is a wireless sensor device that combines measuring tools with smartphone technology to quickly deliver sensor node data on desktop and mobile phone screens. The Ubiquitor’s sensor analytics system integrates event-monitoring, storage and analytics software in a cohesive package that provides a holistic view of sensor data it is reading.

The physical hardware consists of:

1.	The sensor probes, which come in hundreds of different varieties of sensor instruments in the form of a USB stick, with both male and female ports; and

2.	The main hardware gateway, a small cell phone size device with integrated circuits.

This device can connect up to 2,500 sensor instruments, and integrate data using embedded software to display the data and all analytics onto a digital screen (desktop or mobile displays) using a Wi-Fi connection. Most types of probes can connect to the hardware. If the sensor size is bigger than the standard probe size, it is possible to simply use a USB cable to connect the probe and the hub. All data and analytics are displayed on a single screen, with tools that record and keep track of all measurements, and sort and display analytic information in easy to read charts.

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

By using the smartphone as a substitute platform, we believe we will achieve the following efficiencies:

1.	Cut production costs. Smartphone technology will advance and become more widely used than the vast majority of products available on the small sensor device market. By utilizing smartphone technology, the Ubiquitor will add superior functionality and performance, improve the product’s quality and cut production costs

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

Filter and Handheld Meter Wholesaler

We are a wholesaler of various filtration products and digital meters. We source our products from various manufacturers in China in bulk and then sell to a major U.S. distributor who resells our products directly to consumers through retail distribution channels.

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

Strategy

Strategy and Marketing Plan

We have successfully designed, assembled, marketed and distributed our electronic measurement devices, such as temperature humidity meters, digital meters, quantum PAR meters, pH meters, TDS meters and CO2 monitors, for many years through Hydrofarm, our sole distribution platform. The universal smart technology has been applied to our existing traditional devices and demonstrated functionality and hardware cost savings. We believe we have achieved hardware cost savings in the range of 70% to 90%. Prototypes were sent to certain test consumers for demonstrations and evaluation. We completed the production of certain pilot assembly runs. The first round of pilot production was completed in May 2016. The second round of pilot production was completed in July 2016. We are continuing our future strategic and marketing plans by thoroughly testing the products produced in these assembling runs, however, the products from our first and second pilot productions may still be offered for sale in the future.

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

We believe that being the first ones in the market could provide a significant and sustained market-share advantage over later competitors because we can update our product based on user applications that will become apparent after we have a critical mass of users. We are attempting to convert our existing instruments to universal smart Ubiquitor devices and market the Ubiquitor to our existing customers and hopefully gain new customers.

We are putting together an internal sales team in order to establish and optimize our marketing efforts.

We believe that wireless universal smart technology will play a critical role for traditional industrial instrument manufacturers, as it is too expensive and difficult to develop industrial instrument sensors for medium or smaller companies. The cost factor is the first consideration when deciding whether a company wants to develop smart wireless technologies and implement them in their products. There are hundreds of thousands of instrument manufacturers and hundreds of billions of dollars of revenue for this manufacturing industry in China.1 We plan to open a sales department in China dedicated to promoting our technologies to local instrument manufacturers.

Smartphones have been seamlessly integrated into our daily life. A large number of functions and services have become accessible to the masses through the use of smart phones. The proliferation of the smartphone and its user-friendly interface, which allows access to digital information, will cause these devices to become a crucial part of our wireless universal smart instruments.

Our goals over the next three years include:

•	Raise capital to move to full assembling and production for our Ubiquitor device;

•	Partner with instrument manufacturers and promote the adoption of our Ubiquitor platform by actual instrument manufacturers, who we think will be the biggest adopters of our Ubiquitor product;

•	Launch a direct-to-consumer sales and distribution effort for the Ubiquitor;

•	Continue to develop market share in our wholesale distribution of sensors and filters by adding another customer, hopefully one with a robust distribution platform; and

In order to achieve these goals, we intend to focus on the following initiatives:

•	Position the Ubiquitor product as the industry standard in universal wireless sensor reading technology;

•	Establish strategic supply chain channels to facilitate efficient production operations; and

•	Communicate the product and service differentiation through direct networking and effective marketing.

____________

1  https://www.merics.org/sites/default/files/2017-09/MPOC_No.2_MadeinChina2025.pdf; https://www.whitehouse.gov/wp-content/uploads/2018/06/FINAL-China-Technology-Report-6.18.18-PDF.pdf;

Distribution Method

We intend to continue to engage in relationships with Chinese manufacturers and then distribute our products to distributors and retailers directly from the Chinese manufacturers and then we intend to distribute the Ubiquitor by selling directly to traditional instrument manufacturers. We believe that traditional instrument manufacturers will adopt this technology because it will be so cost-effective compared to what they are using and also since the Ubiquitor device will consolidate various other sensors into one single device.

We intend to manufacture and market the Ubiquitor and sell it directly to consumers or distributors using internet marketing and also using channels such as Amazon.com and to launch the product through direct-to-consumer platform sites that pre-sell products like indiegogo and kickstarter.com. We also intend to establish a marketing department overseas in China.

Raw Materials

The electronic components used in the Ubiquitor are common and can be easily purchased through a variety of suppliers with little advance notice. Production and assembly lines are also available worldwide, though we complete our assembly in our Ontario, California facility. On October 1, 2018 we entered into an agreement with Beijing Hengnar Technology Development Co., Ltd., to develop certain infrared online gas analyzer products that detect O2, CO, CO2, H2, Nox, SF6 and other gases.

Manufacturing and Assembly

We currently have a third party manufacture our Ubiquitor device and have an assembly facility in California where we assemble the Ubiquitor. However, within the next three years, the Company expects to cancel their third-party manufacturing relationship and reevaluate the volume of assembly of the Ubiquitor product. If the volume of assembly becomes too much to do all assembly of the Ubiquitor in California, then it may be necessary to convert both manufacturing and assembly to a large-scale facility in China. We believe we will gradually transfer assembly to a Chinese facility by assembling part of the Ubiquitor orders in California and part of the orders in China and gradually transfer until all of the assembly and manufacturing is done in China (this assumes high quality control levels for assembly in China). The Company has key strategic relationships with manufacturing facilities, such as Tianjin Guanglee Technologies Ltd., in China and believes that eventually converting all manufacturing and assembly of the Ubiquitor device, in China, will lead to reduced production costs and greater profits.

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

Monnit Corporation offers a range of wireless or remote sensors. Many of Monnit’s products are web-based wireless sensors usually are not portable because of the power consumption. Also, the sensors real-time updates are slow, and we believe security of the web-based sensor data acquisition also may be a concern. In addition to purchasing the device, consumers usually have to pay monthly fee for using web-based services.

We are not trying to compete with traditional instruments or device manufacturers because we utilize our Ubiquitor universal smart device in conjunction with our generic instrument’s smartphone application, which we believe will be a completely different product category.

Patent, Trademark, License and Franchise Restrictions. Contractual Obligations and Concessions

On March 5, 2018, we issued a press release announcing that the U.S. Patent and Trademark Office had issued an Issue Notification for U.S. Patent Application No. 9924295 entitled “Universal Smart Device,” which covers a patent application regarding the Company’s Universal Smart Device. The patent was granted on March 20, 2018.

Pursuant to recent research and development efforts, we recently received an issue notification from the USPTO for an application filed on June 2, 2017 that is a process for improving a spectral response curve of a photo sensor. The small and cost-effective multicolor sensor and its related software protected by the potential patent we believe could achieve a spectral response that approximates an ideal photo response to measure optical measurement. The patent was issued on February 26, 2019.

In addition, we have been awarded a notice of allowance for a patent from the USPTO for a patent application we filed on March 12, 2018 as application No. 15/925,400. The patent title is a “Universal Smart Device” which is a universal smart instrument that unifies heterogeneous measurement probes into a single device that can analyze, publish, and share the data analyzed. The issue fee must be paid no later than May 12, 2019.

Research and Development Activities

During 2018 we spent a total of $221,510 on research and development activities. We estimate spending $280,000 on research and development over the course of 2019.

Compliance with Environmental Laws

We are not aware of any environmental laws that have been enacted, nor are we aware of any such laws being contemplated for the future, that impact issues specific to our business.

Employees

As of the date of this Annual Report, we have eight full-time and two part-time employees, the Company’s officers, our President Dr. Edward Lee, our Chief Executive Officer and Secretary Desheng Wang. Our officers and directors are responsible for planning, developing and operational duties, and will continue to do so throughout the early stages of our growth. Our eight full-time employees are working in the warehouse orchestrating the development and distribution of our handheld sensor devices as well as our filters.

Legal Proceedings

We are not a party to any legal proceedings.

Reports to Securities Holders

We provide an Annual Report that includes audited financial information to our shareholders. We will make our financial information equally available to any interested parties or investors through compliance with the disclosure rules for a small business issuer under the Securities Exchange Act of 1934. We are subject to disclosure filing requirements including filing Form 10-K annually and Form 10-Q quarterly. In addition, we will file Form 8-K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, (“SEC”), at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549.

The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1A. RISK FACTORS

We have a limited operating history and a history of operating losses, and we may not be able to sustain profitability. In addition, we may be unable to continue as a going concern.

We were incorporated on December 4, 2012, and as of December 31, 2018, we had an accumulated deficit of $4,003,459. We have a limited operating history upon which an evaluation of our future success or failure can be made. Additionally, if we are not successful in growing revenues and controlling costs, we will not maintain profitable operations or positive cash flow, and even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Absent a significant increase in revenue or additional equity or debt financing, we may not be able to sustain our ability to continue as a going concern.

Because we have a limiting operating history, you may not be able to accurately evaluate our operations.

We were incorporated on December 4, 2012 and have had limited operations to date. Therefore, we have a limited operating history upon which to evaluate the merits of investing in our company. Potential investors should be aware of the difficulties normally encountered by new companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the operations that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to the ability to generate sufficient cash flow to operate our business, and additional costs and expenses that may exceed current estimates. However, we expect to continue generating revenues. Additionally, we recognize that if the effectiveness of our business plan is not forthcoming, we will not be able to continue business operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

We require significant funding to manufacture and market our Ubiquitor wireless sensor.

We may ultimately require up to $20 million to fund the manufacturing, assembly, and marketing strategy for our product. Once we achieve this fund-raising goal, we intend to position ourselves in the small device market, establishing the price at below a few hundred dollars. Due to superior functionality and low price, we expect to capture this section of the market fairly easily, while our product and service matures, and the Company becomes better known, we will seize the high-end market. None of this will be possible if we fail to obtain the funding we require. There is no guarantee that additional funding can be obtained on favorable terms, if at all.

We depend on key personnel.

Our future success will depend in part on the continued service of key personnel, particularly, Desheng Wang our Chief Executive Officer and our President Edward Lee.

If any of our directors and officers will choose to leave the company, we will face significant difficulties in attracting potential candidates for replacement of our key personnel due to our limited financial resources and operating history. In addition, the loss of any key employees or the inability to attract or retain qualified personnel could delay our plan of operations and harm our ability to provide services to our current customer, Hydrofarm, and harm the market’s perception of us.

We outsource our product manufacturing and procurement, decreasing quality, reliability and protectability

We assemble our Ubiquitor devices by using fully manufactured parts, the manufacturing of which has been fully outsourced. We have no direct control over the manufacturing processes of our products. This lack of control may increase quality or reliability risks and could limit our ability to quickly increase or decrease production rates.

We outsource the manufacturing of key elements of the Ubiquitor to a single manufacturing partner, with whom we do not have a formal contractual relationship.

We outsource the manufacture of our Ubiquitor devices to a single contract manufacturer, Tianjin Guanglee Technologies Ltd. (“Tianjin Guanglee”). If Tianjin Guanglee’s operations are interrupted or if Tianjin Guanglee is unable to meet our delivery requirements due to capacity limitations or other constraints, we may be limited in our ability to fulfill new customer orders, and we may be required to seek new manufacturing partners in the future. Tianjin Guanglee has limited manufacturing capacity, is itself dependent upon third-party suppliers and is dependent on trained technical labor to effectively create components making up the Ubiquitor or to repair special tooling. In addition, as of the date of this annual report, we do not have a formal development and manufacturing agreement under which we and Tianjin Guanglee operate. Although we continue to operate under the terms of an oral agreement, our manufacturing operations could be adversely impacted if we are unable to enforce Tianjin Guanglee’s performance.

Our potential inability to adequately protect our intellectual property during the outsource manufacturing of our products in China could negatively impact our performance.

In connection with our manufacturing outsourcing arrangements, we rely on third-party manufacturers to implement customary manufacturer safeguards onsite, such as the use of confidentiality agreements with employees, to protect our proprietary information and technologies during the manufacturing process. However, these safeguards may not effectively prevent unauthorized use of such information and technical knowhow or prevent the manufacturers from retaining them. We face risks that our proprietary information may not be afforded the same protection in China as it is in countries with more comprehensive intellectual property laws, and local laws may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights in China, and failure to obtain or maintain intellectual property or trade secret protection could adversely affect our competitive business position. In the event that the third-party manufacturers of our proprietary products misappropriate our intellectual property, our business, prospects and financial condition could be materially and adversely affected.

We are subject to risks associated with operations that have a concentration of customers.

We only have one customer, Hydrofarm, who resells our digital light meters and sensors. There is no guarantee that this customer will remain solvent, and/or continue with the Company as it has in the past. Consequently, if we were to lose this customer, nearly all of our revenues would be lost.

Our business depends on our ability to keep manufacturing costs low and we may lack the expertise necessary to negotiate and maintain favorable pricing, supply, business and credit terms with our potential vendors.

It may be difficult to negotiate or maintain favorable pricing, supply, business or credit terms with our potential vendors, suppliers and service providers. In addition, product manufacturing costs may increase if we fail to achieve anticipated volumes. There can be no assurance that we will be able to successfully manage these risks. In summary, we can offer no assurance that we will be able to obtain a sufficient (but not excess) supply of products on a timely and cost-effective basis. Our failure to do so would lead to a material adverse impact on our business.

Demand for our products is uncertain and depends on our currently unproven ability to create and maintain superior performance

Our future operating results will depend upon our ability to provide our products or services and to operate profitably in an industry characterized by intense competition, rapid technological advances and low margins. This, in turn, will depend on a number of factors, including:

•	Our ability to generate significant sales and profit margin from the Ubiquitor device;
•	Worldwide market conditions and demand for sensor devices and other products we may continue to add as we move forward;
•	Our success in meeting targeted availability dates for our products and services;
•	Our ability to develop and commercialize new intellectual property and to protect existing intellectual property;
•	Our ability to maintain profitable relationships with our distributors, retailers and other resellers;
•	Our ability to maintain an appropriate cost structure;
•	Our ability to attract and retain competent, motivated employees;
•	Our ability to comply with applicable legal requirements throughout the world; and
•	Our ability to successfully manage litigation, including enforcing our rights, protecting our interests and defending claims made against us.

These factors are difficult to manage, satisfy and influence and we cannot provide any assurance that we will be able to generate significant demand for and sales of our products.

The Ubiquitor device could fail to gain traction in the marketplace for a number of reasons that would adversely impact our financial results and cause our investors to lose money.

Future successful sales of the Ubiquitor entail numerous risks such as:

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

Our Ubiquitor device greatly depends on the growth and adoption of the Internet of Things (IoT) market, and other next-generation internet and smartphone-based applications.

The Internet may ultimately prove not to be a viable commercial marketplace for IoT applications for a number of reasons, including:

•	unwillingness of consumers to shift to and use other such next-generation Internet-based, smartphone-assisted applications;
•	refusal to purchase our products and services;
•	perception by end-users with respect to the quality of our wireless sensors in an industry historically dominated by wired sensors;
•	Competition;
•	inadequate development of smartphone infrastructure to keep pace with increased levels of use; and
•	increased government regulations in a relatively unregulated marketplace.

There is a risk that the market will not adapt to using the smartphone as a substitute platform for sensor devices, causing our products to fail in the marketplace.

There is a risk that the market will not receive the smartphone technology, which we currently as our sole platform. The vast majority of products on the small sensor device market do not currently use smartphones to collect and analyze sensor data. There is no guarantee that using smartphone technology will cut production costs and be well received. If our platform using smartphone technology is not well received, there is a risk that device manufacturers will develop new monitoring and operating components that are incompatible with our current platform instead of developing the traditional sensors that are compatible with our technology. Updating our platform to stay compatible with new components could increase our costs unexpectedly.

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

Product liability associated with the production, marketing and sale of our products, and/or the expense of defending against claims of product liability, could materially deplete our assets and generate negative publicity which could impair our reputation.

The production, marketing and sale of digital products have inherent risks of liability in the event of product failure or claim of harm caused by product operation. Furthermore, even meritless claims of product liability may be costly to defend against. We do not currently have product liability insurance for our products. We may not be able to obtain this insurance on acceptable terms or at all. Because we may not be able to obtain insurance that provides us with adequate protection against all or even some potential product liability claims, a successful claim against us could materially deplete our assets. Moreover, even if we are able to obtain adequate insurance, any claim against us could generate negative publicity, which could impair our reputation and adversely affect the demand for our products, our ability to generate sales and our profitability.

Some of the agreements that we may enter into with manufacturers or distributors of our products and components of our products may require us:

•	to obtain product liability insurance; or
•	to indemnify manufacturers against liabilities resulting from the sale of our products.

If we are not able to obtain and maintain adequate product liability insurance, then we could be in breach of these agreements, which could materially adversely affect our ability to produce our products and generate revenues. Even if we are able to obtain and maintain product liability insurance, if a successful claim in excess of our insurance coverage is made, then we may have to indemnify some or all of our manufacturers or distributors for their losses, which could materially deplete our assets.

Product defects could result in costly fixes, litigation and damages.

Our business exposes us to potential product liability risks that are inherent in the design, manufacture and sale of our products. If there are claims related to defective products (under warranty or otherwise), particularly in a product recall situation, we could be faced with significant expenses in replacing or repairing the product. For example, our filtration products or Ubiquitor devices obtain raw materials, machined parts and other product components from suppliers who provide certifications of quality which we rely on. Should these product components be defective and pass undetected into finished products, or should a finished product contain a defect, we could incur significant costs for repairs, re-work and/or removal and replacement of the defective product. In addition, if a dispute over product claims cannot be settled, arbitration or litigation may result, requiring us to incur attorneys’ fees and exposing us to the potential of damage awards against us.

The lack of public company experience of our management team could adversely impact our ability to comply with the reporting requirements of U.S. securities laws.

Dr. Wang lacks extensive public company experience. Our CEO is ultimately responsible for complying with federal securities laws and making required disclosures on a timely basis. Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our ability to comply with the reporting requirements of the Securities Exchange Act of 1934, as amended, which is necessary to maintain our public company status. If we were to fail to fulfill those obligations, our ability to continue as a U.S. public company would be in jeopardy in which event you could lose your entire investment in our company.

Our officers, directors, consultants and advisors are involved in other businesses and not obligated to commit their time and attention exclusively to our business and therefore they may encounter conflicts of interest with respect to the allocation of time and business opportunities between our operations and those of other businesses.

Our Chief Executive Officer Mr. Desheng Wang is currently involved in other businesses and not obligated to commit his time and attention exclusively to our business and, accordingly, he may encounter conflicts of interest in allocating his own time, or any business opportunities that he may encounter, between our operations and those of other businesses. Furthermore, if the execution of our business plan demands more time than is currently committed by him, he will be under no obligation to commit such additional time, and his failure to do so may adversely affect our ability to carry on our business and successfully execute our business plan.

Another example of a conflict of interest is so called “self-dealing” transactions. If a conflict-of-interest transaction is negotiated and approved, in a manner that approximates arms-length negotiations, the transaction is accepted unless a shareholder proves in court that the transaction is not entirely fair to the company or its shareholders. The burden is on the shareholder to show lack of entire fairness. A self-dealing transaction, is considered invalid if challenged, unless the interested director proves in court that the transaction is entirely fair to the company. The burden is on the director to show entire fairness.

If, as a result of before mentioned conflicts, we are deprived of business opportunities or information, the execution of our business plan and our ability to effectively compete in the marketplace may be adversely affected. If our audit committee becomes aware of such conflict of interests, we will take an immediate action to resolve it. Each conflict of interest will be handled by the company based on the nature of the conflict and the individual involved in it.

We are not aware of any current or potential conflict of interests with our consultants or advisors.

We have concluded that we have not maintained effective internal control over financial reporting through the year ended December 31, 2018 and December 31, 2017. Significant deficiencies and material weaknesses in our internal control could have material adverse effects on us.

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

In connection with the audit of our financial statements as of and for the year ended December 31, 2017 and 2016, we identified significant deficiencies in our internal control over financial reporting and a general understanding of U.S. GAAP. As such, there is a reasonable possibility that a misstatement of our financial statements will not be prevented or detected on a timely basis.

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

We are working to remediate the deficiencies or material weaknesses. We have taken steps to enhance our internal control environment and plan to take additional steps to remediate the material weaknesses. Specifically:

•	We have hired additional outside consultants and will hire qualified personnel in our accounting department, especially to add an experienced accountant in a controller capacity. We will continue to evaluate the structure of the finance organization and add resources as needed;

•	we are implementing additional internal reporting procedures, including those designed to add depth to our review processes and improve our segregation of duties;

•	we are updating our systems so that we may collect the necessary information to enable us to more effectively monitor and comply with applicable filing requirements on a timely basis;

•	we are in the process of documenting, assessing and testing our internal control over financial reporting as part of our efforts to comply with Section 404 of the Sarbanes-Oxley Act.

Although we plan to complete this remediation process as quickly as possible, we are unable, at this time to estimate how long it will take, and our efforts may not be successful in remediating the deficiencies or material weaknesses.

Our executive officers and directors collectively have the power to control our management and operations and have a significant majority in voting power on all matters submitted to the stockholders of the company.

One of our Directors owns over 34.93% of the outstanding shares of our common stock as of the date of this annual report. Accordingly, Directors have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets. They also have the power to prevent or cause a change in control. The interests of our directors may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

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

There is a very limited public (trading) market for our common stock and; therefore, our investors may not be able to sell their shares and the price of our common stock may fluctuate substantially.

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

The equity markets have, on occasion, experienced significant price and volume fluctuations that have affected the market prices for many companies’ securities and that have often been unrelated to the operating performance of these companies. Any such fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance. As a result, stockholders may be unable to sell their shares, or may be forced to sell them at a loss.

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

An increase of free trading shares of our common stock could result in substantial sales of common stock on the open market which could cause our stock price to fall substantially.

Last year, we registered 19,904,706 shares of our common stock for more than 300 shareholders, which is substantially more than the 3,670,000 shares of common stock that are currently free trading. Any increase in freely trading shares, or the perception that such shares will or could come onto the market could have an adverse effect on the trading price of the stock. No prediction can be made as to the effect, if any, that sales of these shares, or the availability of such shares for sale, will have on the market prices prevailing from time to time. Nevertheless, the possibility that substantial amounts of common stock may be sold in the public market may adversely affect prevailing market prices for our common stock and could impair our ability to raise capital through the sale of our equity securities or impair our shareholders’ ability to sell on the open market.

You could be diluted from our future issuance of capital stock and derivative securities.

As of March 8, 2019 2019, we had 40,907,010 shares of common stock outstanding and no shares of preferred stock outstanding. We are authorized to issue up to 90,000,000 shares of common stock and 10,000,000 shares of preferred stock. To the extent of such authorization, our Board of Directors will have the ability, without seeking stockholder approval, to issue additional shares of common stock or preferred stock in the future for such consideration as the Board of Directors may consider sufficient. The issuance of additional common stock or preferred stock in the future may reduce an investor’s or potential investor’s proportionate ownership and voting power.

Substantial future sales of our common stock, or the perception in the public markets that these sales may occur, may depress our stock price.

Sales of substantial shares of our common stock in the public market, or the perception that these sales could occur, could adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional shares.

In the future, we may issue our securities if we need to raise capital in connection with a capital raise or acquisitions. The number of shares of our common stock issued in connection with a capital raise or acquisition could constitute a material portion of our then-outstanding shares of our common stock and have a dilutive effect on our shareholders which could have a material negative effect on our stock price.

Future sales of our common stock by existing stockholders could cause our stock price to decline.

If our existing stockholders sell substantial shares of our common stock in the public market, then the market price of our common stock could decrease significantly. The perception in the public market that our stockholders might sell shares of common stock also could depress the market price of our common stock. There are approximately 40,901,010 shares of our common stock outstanding, of which approximately 3,670,000 shares are currently freely tradable.

Certain existing holders of a majority of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other shareholders. If the sale of these shares are registered, they will be freely tradable without restriction under the Securities Act. In the event such registration rights are exercised and a large number of shares of common stock are sold in the public market, such sales could reduce the trading price of our common stock.

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

No assurance can be given that our NASDAQ Capital Market application will be approved. There has been a limited trading market for our common stock to date and it may continue to be the case even if our listing on the NASDAQ Capital Market is approved.

There has been limited trading volume in our common stock, which is currently quoted on OTCQB and traded under the symbol “FCUV.” Although we have applied for listing of our common stock on the NASDAQ Capital Market, no assurance can be given that our application will be approved. If our application to list common stock on the NASDAQ Capital Market is not approved, we anticipate that there will continue to be a limited trading market for our common stock. Even if our NASDAQ Capital Market listing application is approved, there may still continue to be a limited trading market for our common stock. A lack of an active market may impair the ability of our stockholders to sell shares at the time they wish to sell or at a price that they consider favorable. The lack of an active market may also reduce the fair market value of our common stock, impair our ability to raise capital by selling shares of capital stock and may impair our ability to use common stock as consideration to attract and retain talent or engage in business transactions (including mergers and acquisitions).

Failure to qualify to trade on the NASDAQ Capital Market will make it more difficult to raise capital.

NASDAQ has listing requirements for inclusion of securities for trading on the NASDAQ Capital Market, including stockholders equity of $4 million (market value standard) or $5 million (equity standard), market value of publicly held shares of $15 million, an operating history of 2 years under the equity standard or a market value of listed securities of $50 million under the market value standard, 1 million publicly held shares, 300 shareholders, three market makers and a $4 bid price or a closing price of $3 (equity standard) or $2 (market value standard). If we are unable to eventually uplist to the NASDAQ Capital Market due to lack of external market support, lack of trading volume, low stock price or failing other initial listing requirements, it could make it harder for us to raise capital in the long-term. If we are unable to raise capital when needed in the future, we may have to cease or reduce operations.

If we are listed on the NASDAQ Capital Market and our financial condition deteriorates, we may not meet continued listing standards on the NASDAQ Capital Market.

The NASDAQ Capital Market requires companies to fulfill specific requirements in order for their shares to continue to be listed. Even if our Common Stock is approved for listing on the NASDAQ Capital Market, there is no guarantee that it will continue to be listed on the NASDAQ Capital Market. If our Common Stock is delisted from the NASDAQ Capital Market at some later date, our shareholders could find it difficult to sell their Common Stock.

In the event that the shares of our common stock were to be delisted from the NASDAQ Capital Market, we expect that it would be traded on the OTCQB or OTCQX, which are unorganized, inter-dealer, over-the-counter markets which provides significantly less liquidity than the NASDAQ Capital Market or other national securities exchanges. In the event that our common stock were to be delisted from the NASDAQ Capital Market, it may have a material adverse effect on the trading and price of our common stock.

If we are unable to maintain compliance with NASDAQ Capital Market listing standards, including maintenance of at least $2.5 million of stockholders’ equity and maintenance of a $1.00 minimum bid price, our common stock may be delisted from the NASDAQ Capital Market.

There can be no assurances that we will be able to maintain our NASDAQ Capital Market listing in the future. In the event we were unable to maintain compliance with NASDAQ Capital Market listing standards and our common stock were delisted from the NASDAQ Capital Market, among other things, it would likely lead to a number of negative implications, including an adverse effect on the price of our common stock, reduced liquidity in our common stock, the loss of federal preemption of state securities laws and greater difficulty in obtaining financing. In the event of a de-listing, we would take actions to restore our compliance with NASDAQ’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the NASDAQ Capital Market minimum bid price requirement or prevent future non-compliance with NASDAQ’s listing requirements.

If our NASDAQ Capital Market listing is not approved or if we fail to maintain our NASDAQ Capital Market listing, you may face significant restrictions on the resale of your shares due to state “blue sky” laws.

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

If our NASDAQ Capital Market listing is not approved or if we fail to maintain our NASDAQ Capital Market listing, then we may not be considered to be on a national exchange and do not know whether our securities will be registered or exempt from registration under the laws of any state. A determination regarding registration will be made by those broker-dealers, if any, who agree to serve as market makers for our common stock. There may be significant state blue sky law restrictions on the ability of investors to sell, and on purchasers to buy, our securities. You should therefore consider the resale market for our common stock to be limited, as you may be unable to resell your shares without the significant expense of state registration or qualification.

Focus Universal is an “emerging growth company” under the Jumpstart Our Business Startups Act. We cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our shares of common stock less attractive to investors.

Focus Universal is and will remain an “emerging growth company” until the earliest to occur of (a) the last day of the fiscal year during which its total annual revenues equal or exceed $1 billion (subject to adjustment for inflation), (b) the last day of the fiscal year following the fifth anniversary of its initial public offering, (c) the date on which Focus Universal has, during the previous three-year period, issued more than $1 billion in non-convertible debt securities, or (d) the date on which Focus Universal is deemed a “large accelerated filer” (with at least $700 million in public float) under the Securities and Exchange Act of 1934 (the “Exchange Act”).

For so long as Focus Universal remains an “emerging growth company” as defined in the JOBS Act, it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” as described in further detail in the risk factors below. Focus Universal cannot predict if investors will find its shares of common stock less attractive because Focus Universal will rely on some or all of these exemptions. If some investors find Focus Universal’s shares of common stock less attractive as a result, there may be a less active trading market for its shares of common stock and its stock price may be more volatile.

If Focus Universal avails itself of certain exemptions from various reporting requirements, its reduced disclosure may make it more difficult for investors and securities analysts to evaluate Focus Universal and may result in less investor confidence.

The JOBS Act is intended to reduce the regulatory burden on “emerging growth companies”. Focus Universal meets the definition of an “emerging growth company” and so long as it qualifies as an “emerging growth company,” it will not be required to:

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

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, Focus Universal is choosing to “opt out” of such extended transition period, and as a result, Focus Universal will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that its decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Notwithstanding the above, we are also currently a “smaller reporting company”, meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public float of less than $250 million or annual revenues of less than $100 million during the most recently completed fiscal year.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

On April 24, 2017 we leased 2,800 square feet at 201511 East Walnut Drive North, Walnut, California. This lease will extend through April 30, 2019 and we pay $3,500 per month. We have subleased the space under this lease for the same amount we were paying because we purchased a manufacturing and assembly warehouse and office space addressed at 2311 E. Locust St, Ontario, CA, 91761. The property consists of an industrial type, two-story building, with a total building area of 30,740 square feet. 10,000 square feet will be utilized for office space; and 20,000 square feet for warehouse space that will require particularized custom fixtures that we will need to install. The property includes 58 parking spaces. The purchase price for the property was approximately $4.52 million dollars.

Item 3. LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

Item 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

On September 23, 2014, our common stock was verified for trading on OTCQB under the trading symbol FCUV. Prior to that time, there was no public market for our stock. The following table sets forth for the indicated periods the high and low intra-day sales price per share for our common stock on the OTCQB for the four quarters of 2017 and for the four quarters of 2018.

	High	Low

2017: First Quarter	$3.57	$3.57
2017: Second Quarter	$3.57	$3.57
2017: Third Quarter	$3.57	$0.25
2017: Fourth Quarter	$2.49	$0.25

2018: First Quarter	$2.49	$2.49
2018: Second Quarter	$9.00	$2.49
2018: Third Quarter	$9.00	$6.00
2018: Fourth Quarter	$7.49	$6.00

Holders.

As of March 8, 2019, there were 408 record holders (including our directors) of 40,907,010 shares of the Company’s common stock. At December 31, 2019, there were 408 record holders (including our directors) of 40,907,010 shares of the Company’s common stock.

Dividends.

The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company’s business.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent sales of unregistered securities.

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the year ended December 31, 2018, 2017, 2016 the nine months ended December 31, 2015, the year ended March 31, 2015, 2014 or the period from December 4, 2012 (inception) to March 31, 2013.

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

Narrative Description of the Business

Focus Universal Inc. (the “Company,” “we,” “us” or “our”) currently conducts business as a handheld sensor systems and filters wholesaler to distribution platforms. We are working on developing a universal sensor node and gateway system that uses the data processing capabilities of a smartphone to display readings of multiple probe modules. We are also researching the development of an anti-counterfeit authentication technology that we believe could address the problem of counterfeit production by attempting to authenticate consumer goods.

Through a merger with Perfecular Inc., we strategically expanded our business to the research, development, assembly, and marketing of high-tech electronic devices. We realized that Internet marketing would not be sufficient to generate sales of our products, particularly the Ubiquitor product. We are going to focus on all types of marketing, particularly marketing directly to established consumer distributions retailers. For this reason, during the first quarter of 2016 we decided to emphasize our sales of handheld sensors and air filters and discontinue our marketing and advertising business segment. Through the development and creation of our Ubiquitor device, we anticipate that sales and marketing involved with bringing this product to market will require us to hire a number of new employees in order to gain traction in the market as well as continue to expand such sales of our existing sensor and air filter products.

For the quarter ended September 30, 2018 and the years ended December 31, 2017 and 2016, we generated significant amount of revenue from sales of a broad selection of agricultural sensors and measurement equipment which was the primary business for Perfecular and is now our primary business.

Our current products include:

Scientific Instrument Research, Development and Sales

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

After sending our circuit boards to China for soldering at an unaffiliated manufacturing facility, we assembled the initial production run at our facility located in the City of Industry. This initial production run will allow us to show large distributors and consumers the capabilities of the Ubiquitor which we hope will generate demand.

The physical hardware consists of:

1.	The sensor probes, which come in hundreds of different varieties of sensor instruments in the form of a USB stick, with both male and female ports; and

2.	The main hardware gateway, a small cell phone size device with integrated circuits.

This device is intended to connect up to 2,500 sensor instruments, and integrate data using embedded software to display the data and all analytics onto a digital screen (desktop or mobile displays) using multiple types of wireless connections (i.e., Wi-Fi, Bluetooth, 3G and 4G). Most types of probes can connect to the hardware. If the sensor size is bigger than the standard probe size, it is possible to simply use a USB cable to connect the probe and the hub. All data and analytics are displayed on a single screen, with tools that record and keep track of all measurements, and sort and display analytic information in easy to read charts.

The Ubiquitor is a general platform that collects data in real time, up to 100hz per second, and thus is intended to be adapted to many industrial uses.

The Ubiquitor is a multipurpose wireless intelligent sensor device that will be intended to achieve universal compatibility. Currently, the Ubiquitor device could simultaneously accommodate more than 256 different types of sensor heads. Users could use their smartphones to simultaneously operate and monitor over 256 kinds of sensor readings. With Perfecular’s technology, users only need to obtain the sensor heads, facilitating ease and convenience of use. Using a smartphone, users can collect and analyze data in real time. We have not yet started research and development of a second generation Ubiquitor device, but once we demonstrate the market for this product intend to begin such research and development. Currently our research and development is focused on concepts we can implement in the current generation Ubiquitor device.

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

Pursuant to recent research and development efforts, we recently received an issue notification from the USPTO for an application filed on June 2, 2017 that is a process for improving a spectral response curve of a photo sensor. The small and cost-effective multicolor sensor and its related software protected by the potential patent we believe could achieve a spectral response that approximates an ideal photo response to measure optical measurement. The patent was issued on February 26, 2019.

In addition, we have been awarded a notice of allowance for a patent from the USPTO for a patent application we filed on March 12, 2018 as application No. 15/925,400. The patent title is a “Universal Smart Device” which is a universal smart instrument that unifies heterogeneous measurement probes into a single device that can analyze, publish, and share the data analyzed. The issue fee must be paid no later than May 12, 2019.

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

We are not trying to compete with traditional instruments or device manufacturers because we utilize our Ubiquitor universal smart device in conjunction with our generic instrument’s smartphone application, which we believe will be a completely different product category.

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

Results of Operations

For the year ended December 31, 2018 compared to the year ended December 31, 2017

Revenue, cost of sales and gross profit

Our consolidated gross revenue for the years ended December 31, 2018 and 2017 was $308,129 and $898,084, respectively, which included revenue form related party of $22,200 and $6,571, respectively. Our cost of consolidated cost of revenues for the years ended December 31, 2018 and 2017 was $137,897 and $726,252, respectively, resulting in a gross profit of $170,232 and $171,832 for the years ended December 31, 2018 and 2017, respectively.

Operating Costs and Expenses

The major components of our operating expenses for the years ended December 31, 2018 and 2017 are outlined in the table below:

	2018	2017	Increase (Decrease) $
Officer compensation	$120,000	$120,000	$–
Research and development	221,510	208,238	13,272
Professional fees	960,846	107,899	852,947
General and administrative	451,597	256,225	195,372
Total operating expenses	$1,753,953	$692,362	$1,061,591

Officer compensation was $120,000 for years ended December 31, 2018 and 2017.

Research and development was $221,510 and $208,238 for the years ended December 31, 2018 and 2017.

Professional fees increased from $107,899 during the year ended December 31, 2017 to $960,846 during the year ended December 31, 2018, an increase of $852,947. The increase of professional fees mainly resulted legal, accounting and consulting expenses incurred related to the private offering, SEC filings, and preparing for a listing on the NASDAQ Capital Market.

General and administrative expenses of $451,597 incurred during the year ended December 31, 2018 primarily consisted of market fee of $175,983, salaries of $140,209, insurance expenses of $45,706, and depreciation expense of $27,993. General and administrative expenses of $256,225 incurred during the year ended December 31, 2017 primarily consisted of salaries of $147,182, and office rent of $51,117. The increase was mainly due to increased marketing fee, insurance expenses, and depreciation expenses.

Net Losses

During the years ended December 31, 2018 and 2017, we incurred net losses of $2,024,664 and $626,361 respectively, due to the factors discussed above.

Liquidity and Capital Resources

Working Capital

	December 31, 2018	December 31, 2017
Current Assets	$4,691,904	$476,985
Current Liabilities	(211,976)	(481,790)
Working Capital	$4,479,928	$(4,805)

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

	For the year Ended December 31, 2018	For the year Ended December 31, 2017
Net cash used in operating activities	$(1,411,703)	$(445,673)
Net cash used in investing activities	(4,599,792)	–
Net cash provided by financing activities	10,072,848	500,000
Net change in cash	$4,061,353	$54,327

Cash Flows from Operating Activities

Our net cash outflows from operating activities of $1,411,703 for the year ended December 31, 2018 was primarily the result of our net loss of $2,024,665, and changes in our operating assets and liabilities. Our net cash outflows from operating activities of $445,673 for the year ended December 31, 2017, was primarily the result of our net loss of $626,361 and changes in our operating assets and liabilities.

We expect that cash flows from operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our net revenues and operating results, utilization of new revenue streams, collection of accounts receivable, and timing of billings and payments.

Cash Flows from Investing Activities

The Company purchased a warehouse in September of 2018 and had some additional improvement on the building, resulting a cash outflow from investment activities of $4,599,792. The Company did not incur any cash flow from investing activities for the year ended December 31, 2017.

Cash Flows from Financing Activities

Our net cash inflows from financing activities of $10,072,848 for the year ended December 31, 2018 was primarily from sale of common stocks through private placement. Our net cash inflows from financing activities of $500,000 for the year ended December 31, 2017 was from the issuance of a convertible promissory note.

Going concern

These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to repay its debt obligations, to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Recently, the Company has devoted a substantial amount of resources to research and development to bring the Ubiquitor and its mobile application to full production and distribution. For the year ended December 31, 2018, the Company had net loss of $2,024,664 and negative cash flow from operating activities of $1,411,703. As of December 31, 2018, the Company also had an accumulated deficit of $4,003,458. These factors raise certain doubts regarding the Company’s ability to continue as a going concern. There are no assurances, however, that the Company will be successful in obtaining an adequate level of financing for the long-term development and commercialization of its Ubiquitor product.

Off-Balance Sheet Arrangements

As of December 31, 2018, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation SK.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FOCUS UNIVERSAL INC. AND SUBSIDIARY

FOR THE YEARS ENDED DECEMBER 31, 2018, AND 2017

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Focus Universal, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Focus Universal, Inc. (the “Company”) as of December 31, 2018 and 2017, the related statement of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company’s auditor since 2017

Lakewood, CO

March 8, 2019

FOCUS UNIVERSAL INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2018 AND 2017

	2018	2017

ASSETS
CURRENT ASSETS
Cash	$4,455,751	$394,398
Accounts receivable	10,908	26,311
Account receivable - related party	39,625	564
Inventory, net	69,787	47,432
Prepaid expenses	115,833	8,280
Total Current Assets	4,691,904	476,985

Property and equipment, net	4,578,135	6,336

Deposits	7,872	7,210

Total assets:	$9,277,911	$490,531

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$163,661	$449,256
Accounts payable - related party	4,921	–
Other payable	7,210	–
Customer deposit	36,184	31,734
Taxes payable	–	800
Total Current Liabilities	211,976	481,790
Non-current Liabilities
Convertible promissory note, net	–	81,342

Total Liabilities	211,976	563,132

Commitments and Contingencies
Stockholders’ Equity:
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 40,907,010 shares issued and outstanding as of December 31, 2018 and 34,574,706 shares issued and outstanding as of December 31, 2017	40,907	34,575
Additional paid-in capital	12,956,486	1,871,618
Shares to be issued, common shares	72,000	–
Accumulated deficit	(4,003,458)	(1,978,794)
Total stockholders’ equity	9,065,935	(72,601)

Total Liabilities and Stockholders’ Equity	$9,277,911	$490,531

The accompanying notes are an integral part of these consolidated financial statements.

FOCUS UNIVERSAL INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended December 31
	2018	2017
Revenue	$285,929	$891,513
Revenue – related party	22,200	6,571
Total Revenue	308,129	898,084

Cost of Revenue	137,897	726,252

Gross Profit	170,232	171,832

Operation Expenses:
Compensation - officers	120,000	120,000
Research and development	221,510	208,238
Professional fees	960,846	107,899
General and administrative	451,597	256,225
Total Operating Expenses	1,753,953	692,362

Loss from Operations	(1,583,721)	(520,530)

Other Income (Expense)
Interest expense, net	(440,943)	(105,831)
Total other expense	(440,943)	(105,831)

Loss before income taxes	(2,024,664)	(626,361)

Net Loss	$(2,024,664)	$(626,361)

Weight Average Number of Common Shares Outstanding - Basic and Diluted	37,778,614	34,574,706

Net Loss per common share Basic and diluted	$(0.05)	$(0.02)

The accompanying notes are an integral part of these consolidated financial statements.

FOCUS UNIVERSAL INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2018 and 2017

	Common stock		Additional Paid-In	Shares to be issued Common	Accumulated	Total Stockholders'
Description	Shares	Amount	Capital	Shares	Deficit	Equity
Balance - December 31, 2016 (Restated)	34,574,706	$34,575	$1,371,618	$–	$(1,352,433)	$53,760

Issuance of convertible note			500,000			500,000

Net loss	–	–	–	–	(626,361)	(626,361)

Balance - December 31, 2017	34,574,706	$34,575	$1,871,618	$–	$(1,978,794)	$(72,601)

Debt Conversion	313,686	313	548,638			548,951

Shares issued at $1.75 per share	5,755,927	5,756	10,067,116			10,072,872

Shares issued for compensation	262,691	263	469,114	72,000		541,377

Net loss	–	–	–	–	(2,024,664)	(2,024,664)

Balance - December 31, 2018	40,907,010	$40,907	$12,956,486	$72,000	$(4,003,458)	$9,065,935

The accompanying notes are an integral part of these consolidated financial statements.

FOCUS UNIVERSAL INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years Ended December 31,
	2018	2017
Cash flows from operating activities:
Net Loss	$(2,024,664)	$(626,361)
Adjustments to reconcile net loss to net cash used in operating activities:
Inventory reserve	26,435	(9,270)
Depreciation expense	27,993	2,182
Amortization of debt discount	336,713	81,342
Stock based compensation	541,377	–
Changes in Operating Assets and Liabilities:
Accounts receivable	15,403	(747)
Accounts receivable- related party	(39,061)	9,768
Inventory	(48,790)	30,333
Prepaid expenses	(107,553)	(318)
Deposits	(662)	17,516
Accounts payable and accrued liabilities	(154,675)	80,743
Accounts payable- related party	4,921	–
Other payable	7,210	–
Customer deposit	4,450	(30,392)
Taxes payable	(800)	–
Deferred rent	–	(468)
Net cash flows used in operating activities	(1,411,703)	(445,673)

Cash flows from investing activities:
Purchase of property and equipment	(4,599,792)	–
Net cash flows used in investing activities	(4,599,792)	–

Cash flows from financing activities:
Proceeds from convertible note payable	–	500,000
Repayment of convertible notes	(548,949)	–
Shares issued for convertible notes	548,949	–
Proceeds from sale of common stock	10,072,848	–
Net cash flows provided by financing activities	10,072,848	500,000

Net Change in Cash	4,061,353	54,327

Cash - Beginning of Period	394,398	340,071

Cash - End of Period	$4,455,751	$394,398

Supplemental non-cash financing activities
Shares issued to reduce notes payable	$313,700	$–

Supplemental Disclosures for Statement of Cash Flows:
Interest paid	$–	$105,831

The accompanying notes are an integral part of these consolidated financial statements.

FOCUS UNIVERSAL INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less to be cash and cash equivalents. At times, such investments may be in excess of Federal Deposit Insurance Corporation (FDIC) insurance limit. There were no cash equivalents held by the Company at December 31, 2018 and 2017.

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

Inventory

Inventory is valued at the lower of the inventory’s cost or net realizable value under the first-in-first-out method. Management compares the cost of inventory with its market value and an allowance is made to write down inventory to market value, if lower. Inventory allowances are recorded for obsolete or slow-moving inventory based on assumptions about future demand and marketability of products, the impact of new product introductions and specific identification of items, such as discontinued products. These estimates could vary significantly from actual requirements if future economic conditions, customer inventory levels or competitive conditions differ from expectations. The Company regularly reviews the value of inventory based on historical usage and estimated future usage. As of December 31, 2018 and 2017, inventory reserve amounted to $53,501 and $27,067, respectively.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method. Estimated useful lives range from three to thirty-nine years on all categories of depreciable assets. The cost and accumulated depreciation of assets sold or retired are removed from the respective accounts and any gain or loss is included in earnings. Maintenance and repairs are expensed currently. Major renewals and betterments are capitalized.

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

Revenue Recognition

Effective January 1, 2018, the Company adopted Topic 606, Revenue from Contracts with our Customer, using the modified retrospective transition method. The adoption of the new revenue standards as of January 1, 2018 did not change the Company’s revenue recognition as the majority of its revenues continue to be recognized when the customer takes control of its product. As the Company did not identify any accounting changes that impacted the amount of reported revenues with respect to its product revenues, no adjustment to retained earnings was required upon adoption.

In general, the Company’s performance obligation is to transfer it products to its distributors. Revenues from product sales are recognized when the customer obtains control of the Company’s products, which occurs at a point in time, typically upon delivery to the customer.

The Company’s revenue mainly generates from sale of sensor products, horticultural sensors and filters, such as light meters. The Company evaluated its product sales contracts and determined that those contracts are generally capable of being distinct and accounted for as separate performance obligations. Performance obligation is satisfied when the finished goods product delivered to consumers who buy from our customer Hydrofarm.

Allowance for doubtful accounts

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. Management evaluated that there was no allowance for doubtful accounts at December 31, 2018 and 2017 based on collection history.

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

There were no outstanding stock options as of and December 31, 2018 and 2017.

Income Tax Provision

Income taxes are accounted for using the asset and liability method. Deferred income taxes are provided for temporary differences in recognizing certain income, expense and credit items for financial reporting purposes and tax reporting purposes. Such deferred income taxes primarily relate to the difference between the tax basis of assets and liabilities and their financial reporting amounts. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates applicable to the future years in which deferred tax assets or liabilities are expected to be settled or realized. There was no material deferred tax asset or liabilities as of December 31, 2018 and 2017.

As of December 31, 2018 and 2017, the Company did not identify any material uncertain tax positions.

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

There were no potentially dilutive debt or equity instruments issued and outstanding at any time during the years ended December 31, 2018 and 2017.

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

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of the Company’s financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

Note 3 – Property and Equipment

At December 31, 2018 and 2017, property and equipment consisted of the following:

	December 31, 2018	December 31, 2017
Warehouse	$3,789,773	$–
Land	731,515	–
Building Improvement	34,000	–
Construction in progress	31,677	–
Furniture and fixtures	16,677	8,850
Equipment	6,029	1,029
Total cost	4,609,671	9,879
Less accumulated depreciation	(31,536)	(3,543)
Property and equipment, net	$4,578,135	$6,336

Depreciation expense for the years ended December 31, 2018 and 2017 amounted to $27,993 and $2,182, respectively.

Note 4 – Convertible Promissory Notes

On June 30, 2017 and July 28, 2017, the Company received $420,000 and $80,000, respectively through a series of two unsecured convertible promissory notes from the same unrelated third party (the “2017 Notes”). The 2017 Notes bear interest at 10% per annum, are due on June 30, 2020 and July 28, 2020 respectively and are unsecured. The 2017 Notes contain a provision that allows the note holder to convert the outstanding balance into shares of the Company’s common stock at $1.75 per share. The Company determined that the convertible promissory notes contain beneficial conversion features that are valued at $420,000 and $80,000 respectively; however, the amount recorded as the beneficial conversion feature is limited to the face amount of the convertible promissory note. This beneficial conversion feature of $420,000 and $80,000 has been recorded in the financial statements to additional paid-in capital and as a discount to the convertible promissory payable. The debt discounts are being amortized over the terms of the 2017 Notes. The Company recognized interest expense of $443,144 for the year ended December 31, 2018 related to the these two unsecured convertible promissory notes. On June 27, 2018, the convertible holder elected the right to convert all of convertible notes to common stock at $1.75 per share.

Note 5 – Related Party Transactions

Revenue generated from Vitashower Corp., a company owned by the CEO, amounted to $22,200 and $6,571 for the years ended December 31, 2018 and 2017, respectively. Account receivable balance due from Vitashower Corp. amounted to $39,625 and $564 as of December 31, 2018 and 2017, respectively.

On May 30, 2018, the CEO and majority shareholder of the Company lent the Company $50,000 for operation use. The loan had no interest and is due upon demand. The loan was repaid on July 12, 2018.

Compensation for services provided by the President and Chief Executive Officer for the years ended December 31, 2018 and 2017 amounted to $120,000 and $120,000, respectively.

As of December 31, 2018, salaries earned by the CEO, Mr. Wang and his wife and not yet paid amounted to $4,921. The wife of CEO also works at the Company. For the years ended December 31, 2018 and 2017, Mrs. Wang’s salary amounted to $36,000 for each year.

Note 6 – Business Concentration and Risks

Major customers

One customer accounted for 22% and 98% of the total accounts receivable as of December 31, 2018 and 2017, respectively.

Major vendors

One vendor accounted for 95% and 92% of total accounts payable at December 31, 2018 and 2017, respectively.

Note 7 – Commitments and Contingencies

On April 24, 2017, we entered into a two-year industrial/commercial lease within a larger multi-tenant industrial complex with Walnut Park Business Center, LLC. We leased a 2,800-square foot warehouse with a 1,400-square foot office space inside which will allow us to assemble our products as well as efficiently run our administrative operations in the same building. The lease commenced on May 1, 2017 and will end on April 30, 2019. We will pay $3,500 per month until May 1, 2018 when the rent will increase to $3,605 per month. The warehouse is located at 820511 East Walnut Drive North, Walnut, California. The Company purchased a warehouse in Ontario, California in September and subleased the Walnut location to a third party. The Company is no longer obligated to pay for Walnut’s lease. The sublease tenant paid $7,210 as security deposit, shown as other payable in current liability.

Total rent expense was $13,433 and $51,117 for the years ended December 31, 2018 and 2017, respectively.

Note 8 – Stockholders’ Equity

Shares authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is seventy-five million (75,000,000) shares of common stock, par value $0.001 per share.

Common stock

As of December 31, 2018, the Company had 40,907,010 shares of common stock issued and outstanding.

Note 9 – Subscription Receivable for Stock to be Issued

On June 19, 2018 the Company entered into private placement with individual investors at $1.75 per share. As of December 31, 2018, total amount of shares sold through private placement amount to 5,755,927 shares. Total subscription receivable for stock to be issued as of December 31, 2018 has been fully received.

Note 10 – Shares Issued for Compensation

The Company entered agreements with third party consultant and issued 262,691 shares for services rendered amounted to $497,377 for the year ended December 31, 2018. In addition, the Company has incurred services fee of $72,000 for the year ended December 31, 2018, which the Company will issue stock as compensation for service rendered.

Note 11 – Going Concern

In August 2014, the FASB issued ACU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard requires management to assess the company’s ability to continue as a going concern. Disclosures are required if there is substantial doubt as to the company’s continuation as a going concern within one year after the issue date of financial statements. The standard provides guidance for making the assessment, including consideration of management’s plans which may alleviate doubt regarding the Company’s ability to continue as a going concern. ASU 2014-15 is effective for years ending after December 15, 2016. The Company has adopted this standard for the year ending December 31, 2018 and 2017.

These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to repay its debt obligations, to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Recently, the Company has devoted a substantial amount of resources to research and development to bring the Ubiquitor and its mobile application to full production and distribution. For the year ended December 31, 2018, the Company had net loss of $2,024,664 and negative cash flow from operating activities of $1,411,703. As of December 31, 2018 the Company also had an accumulated deficit of $4,003,458. These factors raise certain doubts regarding the Company’s ability to continue as a going concern. There are no assurances, however, that the Company will be successful in obtaining an adequate level of financing for the long-term development and commercialization of its Ubiquitor product.

Note 12 – Subsequent Events

On January 22, 2019, the Company subleased a portion of the unused warehouse and office space to a third party. The Company subleased 16,000 square feet of warehouse and 446 square feet of office space with base rent at $12,334.50 per month and $12,334.50 security deposit. The lease is for three years commencing February 15, 2019 and monthly rent to increase $0.02 per square foot each year.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”), concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Internal Controls

Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity’s disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors or mistakes or intentional circumvention of the established process.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting; as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“1992 COSO Framework”).

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

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the SEC that permit the company to provide only management’s report on internal control in this annual report.

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

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers, directors and significant employees as of the date of this report:

Name	Position
Dr. Edward Lee*	President and Director
Dr. Desheng Wang**	Chief Executive Officer, Secretary, and Director
Duncan Lee***	Chief Financial Officer
Dr. Jennifer Gu*	Director
Michael Pope****	Director (1)
Sheri Lofgren****	Director (1)
Carine Clark****	Director (1)
Greg Butterfield*****	Director (1)

* Appointed director on October 21, 2015

** Appointed director on December 29, 2014

*** Appointed officer on April 2, 2018

**** Appointed director on June 8, 2018

***** Appointed director on November 28, 2018

(1) Independent director

Each director serves until our next annual meeting of the stockholders or unless they resign earlier and serves until his or her successor is elected and qualified. At the present time, members of the Board of Directors are not compensated for their services to the board.

Each of our officers is elected by the Board of Directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office.

Biographical Information Regarding Officers and Directors

Desheng Wang

Dr. Desheng Wang was appointed as Chief Executive Officer, Secretary, and is a director as of December 29, 2014. Dr. Wang has over 20 years of professional experience in mobile technology. Dr. Wang earned his bachelor’s degree from Hebei Normal University, Physics Department in 1985. In 1988, Dr. Wang earned his master’s degree from Dalian Institute of Chemical Physics at the Chinese Academy of Science in 1988. Dr. Wang earned his Ph.D. in Chemistry at Emory University in 1994. Dr. Wang served as a senior research fellow at California Institute of Technology from 1994-2011. Over the last five years, Dr. Wang has served as president of Vitashower Corporation and formerly as President of Perfecular Inc.

Edward Lee

Dr. Edward Lee was appointed President and has been a Director since October 21, 2015. Dr. Lee received his bachelor’s degree in Mathematics at Lanzhou University in 1983, received his master’s degree at University of Science and Technology of China in 1985 and earned his Ph.D. in Mathematics at University of Florida in 1991. Dr. Lee worked as an assistant professor at Tsinghua University in 1986 and National University of Singapore in 1992. Dr. Lee currently serves as CEO of AIDP and has for the past 22 years. AIDP is a leading supplier of dietary supplement ingredients, focusing on research & development and marketing and sales of proprietary ingredients like Magtein, KoACT, Predtic X, and Long Jax. Dr. Lee is also serving as the Vice President of the American Chinese Medicine Association. Dr. Lee is married to Jennifer Gu, a current director of Focus Universal.

Duncan Lee

Mr. Lee was appointed as CFO on April 2, 2018. Mr. Lee is presently a licensed Certified Public Accountant. Mr. Lee graduated in 2006 with a bachelor’s degree in Accounting from the University of Southern California and has more than 11 years of experience with public company accounting and financial reporting with the SEC. Mr. Lee worked on the audit staff of the PCAOB accounting firm of Moore Stephens Wurth Frazer and Torbet LLP and then worked as a senior associate at the PCAOB accounting firm of Simon & Edward, LLP in Diamond Bar, CA. Since 2011, Mr. Lee has worked in-house as a staff accountant at a public company called E-world USA Holding, Inc. preparing their routine securities filings, including their 10-K and 10-Q filings. In addition to working with E-World USA Holding, Inc., in the past five years, Mr. Lee has also worked as an outside consultant CPA for other public companies.

Jennifer Gu

Dr. Jennifer Gu was appointed as a director on October 21, 2015. Dr. Jennifer Gu was born in 1967 in Anhui, China. Dr. Gu earned her bachelor’s degree in Biology from University of Florida in 1990 and earned her Ph.D. in Experimental Pathology at University of California, Los Angeles in 1997. She also completed post-doctoral research at the California Institute of Technology in 2004. Dr. Gu is currently serving as the Vice President of Research & Development at AIDP. Dr. Gu is married to Edward Lee, the current president and director of Focus Universal.

Michael Pope

Michael Pope was appointed as a Director of the Company on June 8, 2018. Mr. Pope has served as President of Boxlight Corporation (Nasdaq: BOXL), a global education technology provider since July 2015. He previously served as Managing Director of Vert Capital Corp., a Los Angeles based private equity, and Chief Financial Officer and Chief Operating Officer for the Taylor Family. As a seasoned, global executive, Mr. Pope has led over 50 buy-side transactions and raised over $200 million in debt and equity financings. He brings specific experience with fundraising, investor relations, mergers and acquisitions, and corporate strategy. Mr. Pope holds an active CPA license and serves on the boards of various private and public organizations. Mr. Pope earned his undergraduate and graduate degrees in accounting from Brigham Young University.

Sheri Lofgren

Sheri Lofgren was appointed as an independent director of the Company on June 8, 2018. Ms. Lofgren has served as a financial consultant since March 2018. She served as Chief Financial Officer for Boxlight Corporation (Nasdaq: BOXL), a global education technology provider, from September 2014 to March 2018. She was Chief Financial Officer at Logical Choice Technologies, Inc., a distributor of interactive technologies to the education market, from 2005 to 2013. Ms. Lofgren is a certified public accountant with extensive experience in financial accounting and management, operational improvement, budgeting and cost control, cash management and treasury, along with broad audit experience, internal control knowledge and internal and external reporting. She started her career with KPMG and then joined Tarica and Whittemore, an Atlanta based CPA firm, as an audit manager. Ms. Lofgren is a graduate of Georgia State University where she earned a B.A. in Business Administration – Accounting.

Greg Butterfield

Greg Butterfield was appointed as an independent director of the Company on November 28, 2018. Mr. Butterfield is the founder and Managing Partner of SageCreek Partners (“SCP”) a technology commercialization and consulting firm. Prior to starting SCP Mr. Butterfield served as the CEO of Vivint Solar, a leading full-service residential solar integrator. Before Vivint, Greg was the Group President for Symantec’s Server and Storage business units, responsible for a $4 Billion sector in the business. Mr. Butterfield joined Symantec through the company’s acquisition of Altiris in April 2007. At Altiris, he served as chairman of the board, President, and CEO. After joining Altiris in February 2000, he guided the company to eight consecutive years of positive revenue growth and profitability. In Mr. Butterfield’s first year with Altiris, annual revenues were $3 million; in 2007, annual revenues exceeded $300 million. Mr. Butterfield is widely credited as the driving force behind eleven acquisitions and navigated the company through a successful IPO in 2002 in spite of a notable economic downturn in the technology sector. The IPO was followed in August of 2003 with a successful secondary offering. Mr. Butterfield was invited to the 2006 World Economic Forum as a Technology Pioneer. He was also the winner of the 2002 Ernst and Young Entrepreneur of the Year award and served as the chairman of the board of the Utah Information Technology Association from 2003 to 2005. Mr. Butterfield received a Bachelor of Science in Business Administration (finance emphasis) from Brigham Young University.

Carine Clark

Carine Clark was appointed as an independent Director of the Company on June 8, 2018. Ms. Clark is a talented executive serving as president and CEO of four high-growth tech companies, specializing in helping companies scale from $10 million to $100 million or more. Since 2017 she has served as an Executive Board Member of the Utah Governor’s Office of Economic Development and Silicon Slopes, a non-profit helping Utah’s tech community thrive. Prior to that, Ms. Clark served from January 2015 to December 2016 as the President and CEO of MartizCX. From December 2012 to December 2016 Ms. Clark served as the President and CEO of Allegiance, Inc. Her reputation as a data-driven marketing executive at Novell for 14 years, Altiris for five years, and Symantec for more than 10 years. She has received numerous awards including the EY Entrepreneur of The Year® Award in the Utah Region and Utah Business Magazine’s CEO of the Year. Clark earned a bachelor’s degree in organizational communications and an MBA from Brigham Young University.

Item 11: EXECUTIVE COMPENSATION

Compensation of Officers

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during 2018, and 2017 awarded to, earned by or paid to our executive officers.

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compen- sation	Change in Pension Value & Non-qualified Deferred Compen- sation Earnings	All Other Compen- sation	Totals
Position	Year	($)*	($)	($)	($)	($)	($)	($)	($)
Desheng Wang CEO, Secretary, Director	2018	120,000	0	0	0	0	0	0	120,000

Duncan Lee CFO	2018	20,000	0	0	0	0	0	0	20,000

Edward Lee President and Director	2018	0	0	0	0	0	0	0	0

Desheng Wang CEO, Secretary, and Director	2017	120,000	0	0	0	0	0	0	120,000

Edward Lee President and Director	2017	0	0	0	0	0	0	0	0

Narrative Disclosure Requirement for Summary Compensation Table

Compensation

We have not provided our named executive officers with perquisites or other personal benefits. As of year-end December 31, 2017, and 2016, only Dr. Wang has informally entered into compensation arrangements pursuant to services provided. As of December 31, 2018, no other officer or director has formally entered into any compensation arrangement for services provided under consulting agreements or employment agreements.

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

Directors’ Compensation

The persons who served as members of our Board of Directors, including executive officers, did not receive any compensation for services as directors for 2017, 2016, or 2015.

For our independent directors, Mr. Michael Pope received $5,000 cash compensation for 2018. Ms. Sheri Lofgren received $18,750 cash compensation for 2018. Mr. Sean Warren received $15,000 cash compensation for 2018 for serving as a director. Ms. Carrie Clark received $5,000 cash compensation for 2018. Mr. Greg Butterfield $5,000 cash compensation for 2018. All directors are yet to be issued 15,000 options per person at the end of 2018 pursuant to our 2018 Stock Option Plan  and will vest over a period of one year. Our 2018 Stock Option Plan is currently being drafted and has not been finalized.

Option Exercises and Stock Vested

Previously we did not have a stock option plan in place; therefore, there were no options issued, outstanding, exercised, or stock issued or vested as compensation during the years ended December 31, 2017, 2016, and 2015.

Pension Benefits and Nonqualified Deferred Compensation

The Company does not maintain any qualified retirement plans or non-nonqualified deferred compensation plans for its employees or directors.

Executive Officer Outstanding Equity Awards at Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding as of December 31, 2018.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Edward Lee President	–	–	–	–	–	–	–	–	–
Desheng Wang CEO, Secretary	–	–	–	–	–	–	–	–	–
Duncan Lee CFO	–	–	–	–	–	–	–	–	–
Michael Pope	–	–	–	–	–	–	–	–	–
Carine Clark	–	–	–	–	–	–	–	–	–
Sheri Lofgren	–	–	–	–	–	–	–	–	–
Greg Butterfield	–	–	–	–	–	–	–	–	–

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of December 31, 2018: (i) by each of our directors, (ii) by each of the Named Executive Officers, (iii) by all of our executive officers and directors as a group, and (iv) by each person or entity known by us to beneficially own more than five percent (5%) of any class of our outstanding shares. As of December 31, 2018, there were 40,907,010 shares of our common stock outstanding:

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Beneficial Ownership %

Common	Desheng Wang, CEO, and Director	14,290,000	34.932

Common	Edward Lee, President and Director	8,400,000	20.534

Common	Yan Chen	3,000,000	7.334

(1) Applicable percentage of ownership is based on 40,907,010 shares of common stock outstanding on December 31, 2018.

Percentage ownership is determined based on shares owned together with securities exercisable or convertible into shares of common stock within 60 days of December 31, 2017, for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2017, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Our common stock is our only issued and outstanding class of securities eligible to vote.

As of December 31, 2018 there were 22,690,000 shares of common stock outstanding owned by our officers and directors.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Consulting services provided by the President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer for the twelve months ended December 31, 2018 and 2017 were as follows:

	For the Twelve Months Ended December 31, 2018	For the Twelve Months Ended December 31, 2017

President	$0	$0
Chief Executive Officer, Secretary and Treasurer	120,000	120,000
	$0	$0

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

Loan from related party

On February 1, 2015, the Company borrowed $20,000 from Perfecular. This loan is a demand loan payable upon the demand of the lender. The interest rate will accrue at 0.48% per annum and is unsecured. The outstanding balance for this loan was $20,000 and $0 at March 31, 2015 and December 31, 2015, respectively. The entire balance plus accrued interest was paid off in June, 2016.

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

Director Independence

A director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Our director, Edward Lee, is also our President; our director Desheng Wang is also our Chief Executive Officer. The rest of our directors are considered to be independent directors

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the year ended March 31, 2015, 2014, and the period from December 4, 2012 (Inception) to March 31, 2013, we engaged Cutler & Co, LLC, as our independent auditor. On October 20, 2015, we changed our independent auditor to DYH & Company. On April 16, 2017, we changed our independent auditor to BF Borgers & Co. For the years ended December 31, 2018, and December 31, 2017. For these periods, we incurred fees as discussed below:

	Year ended December 31, 2018		Year December 31, 2017

Audit fees		$16,000		$24,000
Audit – related fees		$5,000	$	Nil
Tax fees		$5,400	$	Nil
All other fees	$	Nil	$	Nil

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

Date: March 8, 2019

FOCUS UNIVERSAL INC.

By:	/s/ Duncan Lee
Duncan Lee
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Focus Universal Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Desheng Wang	Chief Executive Officer, Director	March 8, 2019
Desheng Wang	(Principal Executive Officer)

/s/Edward Lee	President, Director	March 8, 2019
Edward Lee

/s/ Duncan Lee	Chief Financial Officer	March 8, 2019
Duncan Lee	(Principal Accounting Officer)
(Principal Financial Officer)

/s/Jennifer Gu	Director	March 8, 2019
Jennifer Gu

/s/Michael Pope	Director	March 8, 2019
Michael Pope

