Form 10-Q
period 2019-03-31
FOCUS UNIVERSAL INC.
filed 2019-05-15
CIK 1590418

Table of Contents

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-193087

FOCUS UNIVERSAL INC.

(Exact Name of Small Business Issuer as specified in its charter)

Nevada	46-3355876
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

2311 E. Locust St. Ontario, CA	91761
(Address of principal executive offices)	(zip code)

(626) 272-3883

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

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

As of May 15, 2019, registrant had outstanding 40,959,741 shares of the registrant's common stock at a par value of $0.001 per share.

FORM 10-Q

FOCUS UNIVERSAL INC.

2

PART I FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to FOCUS UNIVERSAL INC.

ITEM 1. FINANCIAL STATEMENTS

FOCUS UNIVERSAL INC.

CONSOLIDATED FINANCIAL STATEMENTS

3

FOCUS UNIVERSAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2019	2018
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$3,554,975	$4,455,751
Accounts receivable	546,638	10,908
Accounts receivable - related party	2,000	39,625
Inventories, net	45,447	69,787
Other receivables	2,151	–
Prepaid expenses	71,640	115,833
Total Current Assets	4,222,851	4,691,904

Property and equipment, net	4,736,711	4,578,135
Operating lease right of use assets	184,416	–

Other assets:
Deposits	13,840	7,872
Goodwill	307,572	–

Total assets:	$9,465,390	$9,277,911

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$248,663	$163,661
Accounts payable – related party	–	4,921
Other payable	–	7,210
Customer deposit	25,717	36,184
Current maturing operating leases	51,329	–
Promissory note - short term	41,500	–
Total Current Liabilities	367,209	211,976
Non-current Liabilities

Promissory note – Long term	8,500	–
Noncurrent operating leases	144,313	–

Total Liabilities	520,022	211,976

Stockholders' Equity:
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 40,959,741 and 40,907,010 shares issued and outstanding as of March 31, 2019 and December 31, 2018 respectively	40,959	40,907
Additional paid-in capital	13,343,659	12,956,486
Shares to be issued, common shares	11,491	72,000
Accumulated deficit	(4,450,741)	(4,003,458)
Total stockholders' equity	8,945,368	9,065,935

Total Liabilities and Stockholders' Equity	$9,465,390	$9,277,911

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOCUS UNIVERSAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(unaudited)

	2019	2018
Revenue	$239,738	$61,177
Revenue - related party	3,000	7,375
Total revenue	242,738	68,552

Cost of Revenue	122,128	17,924

Gross Profit	120,610	50,628

Operation Expenses:
Selling	9,209	–
Compensation - officers	31,675	30,000
Research and development	62,004	51,018
Professional fees	355,274	50,161
General and administrative	110,456	69,163
Total Operating Expenses	568,618	200,342

Loss from Operations	(448,008)	(149,714)

Other Income (Expense)
Interest income (expense), net	725	(54,119)
Total other expense	725	(54,119)

Loss before income taxes	(447,283)	(203,833)

Tax expense	–	–

Net Loss	$(447,283)	$(203,833)

Weight Average Number of Common Shares Outstanding - Basic and Diluted	40,917,475	34,574,706

Net Loss per common share
Basic and diluted	$(0.01)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOCUS UNIVERSAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	Common stock		Additional Paid-In	Shares to be issued Common	Accumulated	Total Stockholders'
Description	Shares	Amount	Capital	Shares	Deficit	Equity
Balance - December 31, 2017	34,574,706	$34,575	$1,871,618	$–	$(1,978,794)	$(72,601)

Net loss					(203,833)	(203,833)

Balance - March 31, 2018	34,574,706	$34,575	$1,871,618	$–	$(2,182,627)	$(276,434)

Balance - December 31, 2018	40,907,010	$40,907	$12,956,486	$72,000	$(4,003,458)	$9,065,935

Common stock issued for compensation	13,445	13	96,496	(96,509)		–

Shares issued for compensation				36,000		36,000

Common stock issued for acquisition	39,286	39	290,677			290,716

Net loss					(447,283)	(447,283)

Balance - March 31, 2019	40,959,741	$40,959	$13,343,659	$11,491	$(4,450,741)	$8,945,368

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOCUS UNIVERSAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(unaudited)

	2019	2018
Cash flows from operating activities:
Net Loss	$(447,283)	$(203,833)
Adjustments to reconcile net loss to net cash used in operating activities:
Inventory reserve	26,435	–
Depreciation expense	32,925	545
Amortization of right-of-use assets	2,033	–
Amortization of debt discount	–	41,667
Stock base compensation	35,999	–
Changes in Operating Assets and Liabilities:
Accounts receivable	(99,176)	(18,410)
Accounts receivable - related party	37,625	564
Inventories	9,187	(18,877)
Other receivable	(2,151)	–
Prepaid expenses	46,671	4,113
Accounts payable and accrued liabilities	11,216	60,406
Accounts payable- related party	(4,921)	–
Other payable	(7,210)	–
Customer deposit	(10,467)	(8,047)
Net cash flows used in operating activities	(369,117)	(141,872)

Cashflow from investing activities:
Purchase of property and equipment	(181,120)	–
Cash provided from acquisition of AVX	201,482	–
Payment for acquisition	(550,000)	–
Net cash flow used in investing activities	(529,638)	–

Cash flows from financing activities:
Payments on long term debt and finance lease obligations	(2,021)	–
Net cash flows used in financing activities:	(2,021)	–

Net Change in Cash and Cash Equivalents	(900,776)	(141,872)

Cash and Cash Equivalents – Beginning of Period	4,455,751	394,398

Cash and Cash Equivalents – End of Period	$3,554,975	$252,526

Supplemental non-cash financing activities

Supplemental Disclosures for Statement of Cash Flows:
Interest paid	$–	$–
Income tax paid	$–	$–

Supplemental Disclosures of Non-cash Investing and Financing Activities:
Promissory note issued for acquisition	$50,000	$–
Shares issued for acquisition	$290,716	$–

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

On March 15, 2019, Focus Universal Inc. entered into a stock purchase agreement with AVX Design & Integration, Inc. whereby the Company purchased 100% of the outstanding stock of AVX Design & Integration, Inc.

AVX Design & Integration, Inc. was incorporated on June 16, 2000 in the state of California. The Company is an internet of things installation and management company that specializes in high performance, easy to use audio/video, home theater, lighting control, automation and integration. Services include full integration of houses, apartment, commercial complex, office with audio, visual and control systems to fully integrate devices in the low voltage field. The Company’s services also include partial equipment upgrade and installation.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Focus Universal Inc. and its wholly-owned subsidiaries, Perfecular Inc. and AVX Design & Integration, Inc. All intercompany balances and transactions have been eliminated upon consolidation. The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Segment Reporting

The Company currently has two operating segments. In accordance with Accounting Standards Codification (“ASC”) ASC 280, Segment Reporting (“ASC 280’), the Company considers operating segments to be components of the Company’s business for which separate financial information is available that is evaluated regularly by the Management in deciding how to allocate resources and in assessing performance. The Management reviews financial information presented on a consolidated basis to determine resource allocation and evaluate financial performance. Accordingly, the Company has determined that it has two operating and reportable segments.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less to be cash and cash equivalents. At times, such investments may be in excess of Federal Deposit Insurance Corporation (FDIC) insurance limit. There were no cash equivalents held by the Company as at March 31, 2019 and December 31, 2018.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company limits its exposure to credit loss by investing its cash with high credit quality financial institutions.

Fair Value of Financial Instruments

The Company follows ASC 825-10-50-10 for disclosures about fair value of its financial instruments and ASC 820-10-35-37”) to measure the fair value of its financial instruments. ASC 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (“U.S. GAAP”), and expands disclosures about fair value measurements.

To increase consistency and comparability in fair value measurements and related disclosures, ASC 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by ASC 820-10-35-37 are described below:

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

Inventory

Inventory is valued at the lower of the inventory’s cost or net realizable value under the first-in-first-out method. Management compares the cost of inventory with its market value and an allowance is made to write down inventory to market value, if lower. Inventory allowances are recorded for obsolete or slow-moving inventory based on assumptions about future demand and marketability of products, the impact of new product introductions and specific identification of items, such as discontinued products. These estimates could vary significantly from actual requirements if future economic conditions, customer inventory levels or competitive conditions differ from expectations. The Company regularly reviews the value of inventory based on historical usage and estimated future usage. As of March 31, 2019 and December 31, 2018, inventory reserve amounted to $64,966 and $40,974, respectively.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method. Estimated useful lives range from three to thirty-nine years on all categories of depreciable assets. The cost and accumulated depreciation of assets sold or retired are removed from the respective accounts and any gain or loss is included in earnings. Maintenance and repairs are currently expensed. Major renewals and betterments are capitalized.

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

Goodwill

Goodwill represents the excess of purchase price over the underlying book value of the net assets of the businesses that were acquired. Under accounting requirements, goodwill is not amortized, but is subject to annual impairment tests. The Company recorded goodwill of $307,572 related to its acquisition of AVX Design & Integration, Inc. At March 31, 2019, the Company determined that the goodwill associated with the acquisition of AVX Design & Integration, Inc. was not impaired.

Revenue Recognition

Effective January 1, 2018, the Company adopted Topic 606, Revenue from Contracts with Customers, using the modified retrospective transition method. The adoption of the new revenue standards as of January 1, 2018 did not change the Company’s revenue recognition as the majority of its revenues continue to be recognized when the customer takes control of its product. As the Company did not identify any accounting changes that impacted the amount of reported revenues with respect to its product revenues, and therefore no adjustment to retained earnings was required upon adoption.

In general, the Company’s performance obligation is to transfer its products to its distributors. Revenues from product sales are recognized when the customer obtains control of the Company’s products, which occurs at a point in time, typically upon delivery to the customer.

The Company's revenue is generated mainly from the sale of sensor products, and horticultural sensors and filters, such as light meters. The Company evaluated its product sales contracts and determined that those contracts are generally capable of being distinct and accounted for as separate performance obligations. A performance obligation is satisfied when the finished product is delivered to the customers.

Cost of Goods Sold

Cost of goods sold represents the cost of the devices sold through wholesale channel for the three months ended March 31, 2018. For the three months ended March 31, 2019 cost of goods sold also included smart home devices and labor for the installation from the newly acquired AVX Design & Integration, Inc.

Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. Management determined that there was no allowance for doubtful accounts at March 31, 2019 and December 31, 2018 based on collection history.

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

The consolidated financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated financial statements are not required in those statements. The disclosures shall include: (a) the nature of the relationship(s) involved; (b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the consolidated financial statements; (c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effect of any change in the method of establishing the terms from that used in the preceding period; and (d) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

There were no outstanding stock options as of March 31, 2019 and December 31, 2018.

Income Tax Provision

Income taxes are accounted for using the asset and liability method. Deferred income taxes are provided for temporary differences in recognizing certain income, expense and credit items for financial reporting purposes and tax reporting purposes. Such deferred income taxes primarily relate to the difference between the tax basis of assets and liabilities and their financial reporting amounts. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates applicable to the future years in which deferred tax assets or liabilities are expected to be settled or realized. There was no material deferred tax asset or liabilities as of March 31, 2019 and December 31, 2018.

As of March 31, 2019 and December 31, 2018, the Company did not identify any material uncertain tax positions.

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

There were no potentially dilutive debt or equity instruments issued and outstanding at any time during the three months ended March 31, 2019 and 2018.

Cash Flows Reporting

The Company adopted ASC 230-10-45-24 for cash flows reporting, which classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by ASC 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments. The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments during the period pursuant to ASC 830-230-45-1.

Subsequent Events

The Company follows the guidance in ASC 855-10-50 for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued. Pursuant to Accounting Standard Update (“ASU”) ASU 2010-09, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through EDGAR filings.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of the Company’s financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

Recently Adopted Standards

In 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)”. This ASU and subsequently issued amendments require leases with durations greater than 12 months to be recognized on the balance sheet. The standard is effective for interim and annual reporting periods beginning after December 15, 2018, and early adoption is permitted. The Company adopted the new standard in the first quarter of 2019.

Note 3 – Recent Accounting Pronouncement

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842) (“Topic 842”), which requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU 2018-10, Codification Improvements to Topic 842, Leases; ASU 2018-11, Targeted Improvements; and ASU 2019-01, Codification Improvements. The new standard establishes a right-of-use model (“ROU”) that requires a lessee to recognize an ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of income.

The new standard was effective for the Company on January 1, 2019. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. The Company adopted the new standard on January 1, 2019 and used the effective date as its date of initial application. Consequently, prior period financial information has not been recast and the disclosures required under the new standard have not been provided for dates and periods before January 1, 2019.

The new standard provides a number of optional practical expedients in transition. The Company elected the “package of practical expedients”, which permits it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements, the latter not being applicable to the Company. The new standard also provides practical expedients for an entity’s ongoing accounting. The Company elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, it has not recognized ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. The Company also elected the practical expedient to not separate lease and non-lease components for all of its leases.

The Company believes the most significant effects of the adoption of this standard relate to (1) the recognition of new ROU assets and lease liabilities on its condensed consolidated balance sheet for its office operating leases and (2) providing new disclosures about its leasing activities. There was no change in the Company’s leasing activities as a result of the adoption.

Note 4 – Property and Equipment

At March 31, 2019 and December 31, 2018, property and equipment consisted of the following:

	March 31, 2019	December 31, 2018
Warehouse	$3,789,773	$3,765,481
Land	731,515	731,515
Building Improvement	197,056	32,745
Construction in progress	29,050	31,676
Furniture and fixture	28,811	16,677
Equipment	113,547	5,057
Total cost	4,889,752	4,609,671
Less accumulated depreciation	(153,041)	(31,536)
Property and equipment, net	$4,736,711	$4,578,135

Depreciation expense for the three months ended March 31, 2019 and 2018 amounted to $32,925 and $545, respectively.

Note 5 – Convertible Promissory Notes

On June 30, 2017 and July 28, 2017, the Company received $420,000 and $80,000, respectively through a series of two unsecured convertible promissory notes from the same unrelated third party (the “2017 Notes”). The unsecured 2017 Notes bear interest at 10% per annum, and are due on June 30, 2020 and July 28, 2020, respectively. The 2017 Notes contain a provision that allows the note holder to convert the outstanding balance into shares of the Company's common stock at $1.75 per share. The Company determined that the convertible promissory notes contain beneficial conversion features that are valued at $420,000 and $80,000 respectively; however, the amount recorded as the beneficial conversion feature is limited to the face amount of the convertible promissory note. This beneficial conversion feature of $420,000 and $80,000 has been recorded in the financial statements to additional paid-in capital and as a discount to the convertible promissory payable. The debt discounts are being amortized over the terms of the 2017 Notes. The Company recognized interest expense of $443,144 for the year ended December 31, 2018 related to these two unsecured convertible promissory notes. On June 27, 2018, the convertible holder elected the right to convert all of convertible notes to common stock at $1.75 per share.

Note 6 – Promissory Note

On March 15, 2019, when the Company purchased AVX Design & Integration, Inc. the Company agreed to pay the predecessor owner with a promissory note as one of the forms of consideration. The note was for $50,000 with a fixed interest rate of 6% per annum payable in 12 equal monthly payments commencing on June 1st, 2019 with interest calculated from the initial payment date through the date in which all amount due under the note is paid off. As of March 31, 2019 balance of the promissory note was $50,000 and no interest incurred for the three months ended March 31, 2019.

Note 7 – Related Party Transactions

Revenue generated from Vitashower Corp., a company owned by the CEO, amounted to $3,000 and $7,375 for the three months ended March 31, 2019 and 2018, respectively. The accounts receivable balance due from Vitashower Corp. amounted to $2,000 and $39,625 as of March 31, 2019 and December 31, 2018, respectively.

Compensation for services provided by the President and Chief Executive Officer for the three months ended March 31, 2019 and 2018 amounted to $30,000 and $30,000, respectively.

Note 8 – Business Concentration and Risks

Major Customers

One customer accounted for 28% and 22% of the total accounts receivable as of March 31, 2019 and December 31, 2018, respectively.

Major Vendors

One vendor accounted for 13% and 95% of total accounts payable at March 31, 2019 and December 31, 2018, respectively.

Note 9 – Commitments and Contingencies

On April 24, 2017, we entered into a two-year industrial/commercial lease within a larger multi-tenant industrial complex with Walnut Park Business Center, LLC. We leased a 2,800-square foot warehouse with a 1,400-square foot office space inside which will allow us to be able to assemble our products as well as efficiently run our administrative operations in the same building. The lease commenced on May 1, 2017 and will end on April 30, 2019. We will pay $3,500 per month until May 1, 2018 when the rent will increase to $3,605 per month. The warehouse is located at 820511 East Walnut Drive North, Walnut, California. The Company purchased a warehouse in Ontario, California in September and subleased the Walnut location to a third party. The Company is no longer obligated to pay for Walnut’s lease. The sublease tenant paid $7,210 as security deposit, shown as other payable in current liability.

The Company did not have operating loss for the three months ended March 31, 2019. Total rent expense was $10,500 for the three months ended March 31, 2018.

Note 10 – Leases

During the current quarter, we adopted ASU 2016-02, “Leases (Topic 842),” which requires leases with durations greater than twelve months to be recognized on the balance sheet. Prior year financial statements were not recast under the new standard and, therefore, those amounts are not presented below.

We lease property under finance and operating leases. For leases with terms greater than 12 months, we record the related asset and obligation at the present value of lease payments over the term.

When available, we use the rate implicit in the lease to discount lease payments to present value. We estimate our incremental borrowing rate to discount the lease payments based on information available at lease commencement.

As of March 31, 2019, right-of-use assets amounted to $184,416 with lease liabilities amounting to $195,642.

Note 11 – Stockholders’ Equity

Shares Authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is seventy-five million (75,000,000) shares of common stock, par value $0.001 per share.

Common Stock

As of December 31, 2018 the Company had 40,959,741 shares of common stock issued and outstanding.

Note 12 – Acquisition

On March 15, 2019, the Company entered into and closed an asset purchase agreement with AVX Design & Integration, Inc. (“AVX”) as stated in Note 1.

A summary of the purchase price and the purchase price allocations at fair value is below. The purchase price allocation is a preliminary and subject to change. The Company has not yet completed its analysis to determine the fair value of the assets acquired on the acquisition date. Once this analysis is complete, the Company will adjust, if necessary, the provisional amounts assigned to the assets purchased in the accounting period in which the analysis is completed.

Purchase price
Cash	$550,000
29,286 shares of common stock (1)	290,716
Secured promissory note	50,000
Total purchase price	$890,716

Allocation of purchase price
Cash	$201,482
Accounts receivable	436,554
Inventories	11,282
Prepaid expenses	2,478
Property and equipment	10,381
Operating lease right-of-use assets	186,449
Deposits	5,968
Goodwill	307,572
Accounts payable and accrued liabilities	(73,787)
Operating lease liability	(197,663)
Purchase price	$890,716

(1) the fair value of the common stock was calculated based on the closing market price of the Company’s common stock at the date of acquisition.

The revenue from the acquisition of the AVX Design & Integration, Inc. included in the results of operations from the date of acquisition on to March 31, 2019 was $128,545.

The unaudited pro forma information below present statement of operations data as if the acquisition of the AVX Design & Integration, Inc. took place on January 1, 2018.

	Three months ended March 31,
	2019	2018
Sales	$838,293	$402,570
Cost of Revenue	260,413	165,666
Gross profit	577,880	236,904
Operating expenses	743,502	317,485
Loss from operations	(165,622)	(80,581)
Net loss	(165,738)	(134,910)
Loss per share	$–	$–

Note 13 – Shares Issued for Compensation

In June 2018, the Company entered into agreements with third party consultants. For the three months ended March 31, 2019 services rendered by the consultant amounted to $96,509, payable in 13,445 shares.

In addition, the Company has incurred third party consultant services fees of $36,000 (4,866 shares) for the three months ended March 31, 2019, which the Company will issue common stock as compensation for services rendered. The Company had issued 3,312 shares for these services in March 2019 and will issue the remaining 1,554 shares in June 2019.

Note 14 – Segment Reporting

The Company’s operation consists of two separate types of operations. Focus Universal Inc. and Perfecular Inc. (“Focus”) business operations involve wholesale, research and development of universal smart instrument and farming devices. AVX Design & Integration, Inc. (“AVX”) is an IoT installation and management company specializes high performance, easy to use audio/video, home theater, lighting control, automation and integration. The table below discloses income statements segment reporting of the separate business models.

	Focus	AVX	Total

Revenue	$111,193	$128,545	$239,738
Revenue - related party	3,000	–	3,000
Total revenue	114,193	128,545	242,738

Cost of Revenue	87,179	34,949	122,128

Gross Profit	27,014	93,596	120,610

Operation Expenses:
Selling	–	9,209	9,209
Compensation - officers	30,000	1,675	31,675
Research and development	62,004	–	62,004
Professional fees	353,845	1,429	355,274
General and administrative	98,920	11,536	110,456
Total Operating Expenses	544,769	23,849	568,618

Net Income (Loss) from Operations	(517,755)	69,747	(448,008)

Other Income
Interest income, net	725	–	725
Total other expense	725	–	725

Loss before income taxes	(517,030)	69,747	(447,283)

Tax expense	–	–	–

Net Loss	$(517,030)	$69,747	$(447,283)

Note 15 – Going Concern

In August 2014, the FASB issued ACU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard requires management to assess the company’s ability to continue as a going concern. Disclosures are required if there is substantial doubt as to the company’s continuation as a going concern within one year after the issue date of financial statements. The standard provides guidance for making the assessment, including consideration of management’s plans which may alleviate doubt regarding the Company’s ability to continue as a going concern. ASU 2014-15 is effective for years ending after December 15, 2016. The Company has adopted this standard for the three months ended March 31, 2019 and 2018.

These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to repay its debt obligations, to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Recently, the Company has devoted a substantial amount of resources to research and development to bring the Ubiquitor and its mobile application to full production and distribution. For the three months ended March 31, 2019, the Company had net loss of $447,283 and negative cash flow from operating activities of $369,117. As of March 31, 2019, the Company also had an accumulated deficit of $4,450,741. These factors raise certain doubts regarding the Company’s ability to continue as a going concern. There are no assurances, however, that the Company will be successful in obtaining an adequate level of financing for the long-term development and commercialization of its Ubiquitor product.

ITEM 2. MANAGEMENT'S DISCUSSION, ANALYSIS AND PLAN OF OPERATION

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates", variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Unless required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth herein and in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly the Report on Form 10-K, Form 10-Q and any Current Reports on Form 8-K.

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

Through a merger with Perfecular Inc., we strategically expanded our business to include the manufacturing and marketing of high-tech electronic devices. We realized that internet marketing would not be sufficient to generate sales of our products, particularly the Ubiquitor product. We are going to focus on all types of marketing, particularly marketing directly to established consumer distribution retailers. For this reason, in 2016 we decided to emphasize selling handheld sensors and air filters and discontinue our marketing and advertising business segment. Through the development and creation of our Ubiquitor device, we anticipate that the sales and marketing involved with bringing this product to the market will require us to hire a number of new employees in order to gain traction in the market as well as continue to expand such sales of our existing sensor and air filter products.

Our current services include:

Scientific Instrument Research, Development and Sales

Engineers and scientists use instrumentation to observe, understand, and manage real-world data and phenomena, events, and processes related to their industries or areas of expertise. Instrumentation systems that we are researching and developing measure and control electrical signals, such as voltage, current, and power, as well as temperature, pressure, speed, flow, volume, torque, light sensing, and vibration, for example. Common general-purpose instruments in our market segment include, for example, voltmeters, signal generators, oscilloscopes, data loggers, spectrum analyzers, cameras, and temperature and pressure monitors and controllers. Systems that perform measurement and control can be generally categorized as test, measurement, and embedded systems.

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

We also offer an array of traditional handheld measurements and control meters through our wholesale distribution platform.

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

Intellectual Property Protection

After the merger, on January 20, 2016 we filed provisional patent application number 62/281,104 with attorney docket number PER1.PAU.01.0 and Confirmation No. 2212. Prior to its expiration, on November 4, 2016, we filed a full utility patent application with the U.S. Patent and Trademark Office (number 15/344,041). On November 4, 2016 we filed U.S. patent application number 15/344,041 with the U.S. Patent and Trademark Office. On March 5, 2018, Focus Universal Inc. (the "Company") issued a press release announcing that the U.S. Patent and Trademark Office has issued an Issue Notification for U.S. Patent Application No. 9924295 entitled “Universal Smart Device,” which covers a patent application regarding the Company’s Universal Smart Device. The USPTO had previously issued a Notice of Allowance for the same patent. Barring any unforeseen circumstances, this patent, when issued, will be valid until 2036. We filed the trademark “Ubiquitor” on July 10, 2016, under Serial No.:  87068020.

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

Monnit Corporation offers a range of wireless or remote sensors. Many of Monnit’s products are web-based wireless sensors usually are not portable because of the power consumption. Also, the sensors real-time updates are slow and we believe security of the web-based sensor data acquisition also may be a concern. In addition to purchasing the device, consumers usually have to pay a monthly fee for using web-based services.

We are not trying to compete with traditional instruments or device manufacturers because we utilize our Ubiquitor universal smart device in conjunction with our generic instruments smartphone application, which we believe will be a completely different product category.

Market Potential

We believe that wireless universal smart technology will play a critical role for traditional instrument manufacturers, as it is too expensive and difficult for small companies to develop. The cost factor is the first consideration when deciding whether a company wants to develop smart wireless technologies and implement them in their products or use them in their field testing. We also hope to play a role in academic laboratories, particularly with smaller academic laboratories that are sensitive to price.

Results of operations for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

Revenue, Cost of Sales and Gross Profit

Our consolidated gross revenue for the three months ended March 31, 2019 and 2018 was $242,738 and $68,552, respectively, which included revenue from related parties of $3,000 and $7,375, respectively. Revenue for the three months ended March 31, 2019 increased $174,186 due to acquisition of AVX Design & Integration, Inc. which generated revenue of $128,545 for the period then ended. Our cost of consolidated cost of revenues for the three months ended March 31, 2019 and 2018 was $122,610 and $17,924, respectively, resulting in a gross profit of $120,610 and $50,628 for the three months ended March 31, 2019 and 2018, respectively.

Operating Costs and Expenses

The major components of our operating expenses for the three months ended March 31, 2018 and 2017 are outlined in the table below:

	For the Three Months Ended March 31, 2019	For the Three Months Ended March 31, 2018	Increase (Decrease) $
Selling	$9,209	$–	$9,209
Officer compensation	31,675	30,000	1,675
Research and development	62,004	51,018	10,986
Professional fees	355,274	50,161	305,113
General and administrative	110,456	69,163	41,293
Total operating expenses	$568,618	$200,343	$368,276

Officer compensation was $31,675 and $30,000 for the three months ended March 31, 2019 and 2018.

Research and development was $62,004 and $51,018 for the three months ended March 31, 2019 and 2018.

Professional fees increased from $50,161 during the three months ended March 31, 2018 to $355,274 during the March 31, 2019, an increase of $305,113. The increase of professional fees mainly resulted legal, accounting and consulting expenses incurred related to the acquisition, annual audit, SEC filings, and preparing for a listing on the NASDAQ Capital Market.

General and administrative expenses of $110,456 incurred during the three months ended March 31, 2019 primarily consisted of salaries of $51,542 and depreciation expense of $32,926. General and administrative expenses of $69,163 incurred during the three months ended March 31, 2018 primarily consisted of office rent of $10,500 and salaries of $26,023. The increase was mainly due to increased salaries and depreciation expenses.

Net Losses

During the three months ended March 31, 2019 and 2018, we incurred net losses of $447,283 and $203,833 respectively, due to the factors discussed above.

Liquidity and Capital Resources

Working Capital

	March 31, 2019	December 31, 2018
Current Assets	$4,222,851	$4,691,904
Current Liabilities	(367,209)	(211,976)
Working Capital	$3,855,642	$4,479,928

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

	For the Three Months Ended March 31, 2019	For the Three Months Ended March 31, 2018
Net cash used in operating activities	$(369,117)	$(141,872)
Net cash used in investing activities	(529,638)	–
Net cash used in financing activities	(2,021)	–
Net change in cash	$(900,776)	$(141,872)

Cash Flows from Operating Activities

Our net cash outflows from operating activities of $369,117 for the three months ended March 31, 2019 was primarily the result of our net loss of $447,283, and changes in our operating assets and liabilities. Our net cash outflows from operating activities of $141,872 for the three months ended March 31, 2018, was primarily the result of our net loss of $203,833 and changes in our operating assets and liabilities.

We expect that cash flows from operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our net revenues and operating results, utilization of new revenue streams, collection of accounts receivable, and timing of billings and payments.

Cash Flows from Investing Activities

The Company purchased a warehouse in September of 2018 and had some additional improvement on the building, resulting a cash outflow from investment activities of $529,638 for the three months ended March 31, 2019. The Company did not incur any cash flow from investing activities for the three months ended March 31, 2018.

Cash Flows from Financing Activities

Our net cash outflows from financing activities of $2,021 for the three months ended March 31, 2019 was primarily from payment on long term debt and finance lease obligations. The Company did not incur any cash flow from financing activities for the three months ended March 31, 2018.

Going concern

These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to repay its debt obligations, to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Recently, the Company has devoted a substantial amount of resources to research and development to bring the Ubiquitor and its mobile application to full production and distribution. For the three months ended March 31, 2019, the Company had a net loss of $447,283 and negative cash flow from operating activities of $369,117. As of March 31, 2019 the Company also had an accumulated deficit of $4,450,741. These factors raise certain doubts regarding the Company’s ability to continue as a going concern. There are no assurances, however, that the Company will be successful in obtaining an adequate level of financing for the long-term development and commercialization of its Ubiquitor product.

Off Balance Sheet Arrangements

As of March 31, 2019, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation SK.

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

Our management concluded we did not maintain effective controls over the Company’s financial reporting. The material weaknesses in our internal control over financial reporting, caused principally by inadequate staffing and technical expertise in key positions, resulted in overly relying on outside consultants to make numerous adjustments to our financial statements. Additionally, the significant deficiencies or material weaknesses could result in future material misstatements of the consolidated financial statements that may not be prevented or detected. Management has concluded that the identified control deficiencies constitutes a material weakness.

Changes in Internal Control over Financial Reporting

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We were not subject to any legal proceedings during the three months ended March 31, 2019 and there are currently no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

No shares or common stock were sold during the three months ended March 31, 2019.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three-month periods ended March 31, 2019 or 2018.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5.  OTHER INFORMATION

Our common stock has been quoted on the OTCQB and on the OTC Link since July 31, 2014 under the symbol “FCUV”.

ITEM 6. EXHIBITS AND REPORTS ON FORM 10-Q

Exhibits

The following financial information is filed as part of this report:

(a)	(1) FINANCIAL STATEMENTS

(2) SCHEDULES

(3) EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit Number	Description
10.1	Stock Purchase Agreement, dated March 15, 2019, as filed with the Commission on March 18, 2019.
10.2	Form of Subscription Agreement, as filed with the Commission on March 18, 2019.
10.3	Stock Pledge Agreement, dated March 15, 2019.
10.4	Form of Secured Promissory Note as filed with the Commission on March 18, 2019.
10.5	Form of Consulting Agreement, as filed with the Commission on March 18, 2019.
31.1	Certification of CEO pursuant to Sec. 302
31.2	Certification of CFO pursuant to Sec. 302
32.1	Certification of CEO pursuant to Sec. 906
32.2	Certification of CFO pursuant to Sec. 906

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Focus Universal Inc.

Dated: May 15, 2019	By:	/s/ Desheng Wang Desheng Wang Chief Executive Officer

Dated: May 15, 2019	By:	/s/ Duncan Lee Duncan Lee Chief Financial Officer

