Form 10-Q
period 2019-06-30
FOCUS UNIVERSAL INC.
filed 2019-08-13
CIK 1590418

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

(626) 272-3883

(Registrant's telephone number, including area code)

_________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: None

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

As of August 13, 2019, registrant had outstanding 40,959,741 shares of the registrant's common stock at a par value of $0.001 per share.

FORM 10-Q

FOCUS UNIVERSAL INC.

2

PART I FINANCIAL INFORMATION

References in this document to “us,” “we,” or “Company” refer to FOCUS UNIVERSAL INC.

ITEM 1. FINANCIAL STATEMENTS

FOCUS UNIVERSAL INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

3

FOCUS UNIVERSAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,424,779	$4,455,751
Accounts receivable	301,193	10,908
Accounts receivable - related party	–	39,625
Inventories, net	88,481	69,787
Other receivables	2,151	–
Prepaid expenses	29,473	115,833
Total Current Assets	3,846,077	4,691,904

Property and equipment, net	4,734,640	4,578,135
Operating lease right-of-use assets	172,112	–
Deposits	6,630	7,872
Goodwill	307,572	–

Total assets:	$9,067,031	$9,227,911

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$252,577	$163,661
Accounts payable - related party	–	4,921
Other payable	–	7,210
Customer deposit	113,723	36,184
Current maturity of operating leases	52,486	–
Promissory note – short term	50,000	–
Total Current Liabilities	468,786	211,976

Non-current Liabilities
Non-current operating leases	130,921	–

Total Liabilities	599,707	211,976

Stockholders' Equity (Deficit):
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 40,959,741 shares issued and outstanding as of June 30, 2019 and 40,907,010 shares issued and outstanding as of December 31, 2018 respectively	40,959	40,907
Additional paid-in capital	13,343,659	12,956,486
Shares to be issued, common share	23,491	72,000
Accumulated deficit	(4,940,785)	(4,003,485)
Total stockholders' equity	8,467,324	9,065,935

Total Liabilities and Stockholders' Equity	$9,067,031	$9,277,911

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOCUS UNIVERSAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018

Revenue	$420,337	$36,580	$660,075	$97,757
Revenue - related party	–	3,200	3,000	10,575
Total revenue	420,337	39,780	663,075	108,332

Cost of Revenue	281,952	9,761	404,080	27,685

Gross Profit	138,385	30,019	258,995	80,647

Operation Expenses:
Selling	80,457	–	89,666	–
Compensation - officers	30,000	30,000	61,675	60,000
Research and development	64,716	56,771	126,720	107,789
Professional fees	216,865	513,736	572,139	563,897
General and administrative	238,714	135,889	349,170	205,052
Total Operating Expenses	630,752	736,396	1,199,370	936,738

Loss from Operations	(492,367)	(706,377)	(940,375)	(856,091)

Other Income (Expense)
Interest income (expense), net	343	(388,901)	1,068	(443,020)
Other income	1,980	–	1,980	–
Total other expense	2,323	(388,901)	3,048	(443,020)

Loss before income taxes	(490,044)	(1,905,278)	(937,327)	(1,299,111)

Tax expense	–	–	–	–

Net Loss	$(490,044)	$(1,095,278)	$(937,327)	$(1,299,111)

Weight Average Number of Common Shares Outstanding - Basic and Diluted	40,959,741	34,641,405	40,938,725	34,417,219

Net Loss per common share
Basic and diluted	$(0.01)	$(0.03)	$(0.02)	$(0.04)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOCUS UNIVERSAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(unaudited)

	Common stock		Additional Paid-In	Subscription	Shares to be issued Common	Accumulated	Total Stockholders'
Description	Shares	Amount	Capital	Receivable	Shares	Deficit	Equity

Balance - December 31, 2017	34,574,706	$34,575	$1,871,618	$–	$–	$(1,978,794)	$(72,601)

Debt conversion	313,686	313	548,638	–	–	–	548,951

Share issued at $1.75 per share	2,174,599	2,175	3,803,337	–	–	–	3,805,512

Subscription receivable	3,581,328	3,581	6,263,779	(6,267,360)			–

Shares issued for compensation	–	–	–	–	457,377	–	457,377

Net loss	–	–	–	–	–	(1,299,111)	(1,299,111)

Balance - June 30, 2018	40,644,319	$40,644	$12,487,372	$(6,267,360)	$457,377	$(3,277,905)	$3,440,128

Balance - December 31, 2018	40,907,010	$40,907	$12,956,486	$–	$72,000	$(4,003,458)	$(9,018,679)

Shares issued	13,445	13	96,496	–	(96,509)	–	–

Shares issued for compensation	–	–	–	–	48,000	–	48,000

Shares issued for acquisition	39,286	39	290,677	–	–	–	290,716

Net loss	–	–	–	–	–	(937,327)	(937,327)

Balance - June 30, 2019	40,959,741	$40,959	$13,343,659	$–	$23,491	$(4,940,785)	$(9,617,290)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOCUS UNIVERSAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(unaudited)

	2019	2018
Cash flows from operating activities:
Net Loss	$(937,327)	$(1,299,111)
Adjustments to reconcile net loss to net cash used in operating activities:
Inventory reserve	(12,654)	39,089
Depreciation expense	71,168	1,090
Amortization of right-of-use assets	14,337	–
Amortization of debt discount	–	336,713
Stock base compensation	48,000	457,377
Changes in Operating Assets and Liabilities:
Accounts receivable	146,269	26,311
Accounts receivable - related party	39,625	(18,636)
Inventories	5,242	(57,966)
Other receivables	(2,151)	–
Prepaid expenses	88,838	6,613
Deposits	7,210	–
Accounts payable and accrued liabilities	15,129	(47,625)
Accounts payable - related party	(4,921)	–
Other payable	(7,210)	–
Customer deposit	77,539	28,285
Taxes payable	–	(800)
Net cash flows used in operating activities	(450,906)	(528,660)
Cash Flow from investing activities:
Purchase of property and equipment	(217,292)	–
Net cash flows used in investing activities	(217,292)	–
Cash flows from financing activities:
Cash from acquisition	201,482	–
Payment for acquisition	(550,000)	–
Payments on long-term debt and finance lease obligations	(14,256)	–
Repayment of convertible notes	–	(548,949)
Shares issued for convertible notes	–	548,949
Proceeds from sale of common stock	–	3,805,488
Proceeds from shareholders loan	–	50,000
Net cash flows provided by (used in) financing activities	(362,774)	3,855,488
Net Change in Cash	(1,030,972)	3,326,828
Cash - Beginning of Period	4,455,751	394,398
Cash - End of Period	$3,424,779	$3,721,226
Supplemental Disclosure for Statements of Cash Flow
Interest paid	$–	$–
Income tax paid	$–	$800
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Promissory note issued for acquisition	$50,000	$–
Shares issued for acquisition	$290,716	$–

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOCUS UNIVERSAL INC. AND SUBSIDIARIES

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

AVX Design & Integration, Inc. was incorporated on June 16, 2000 in the state of California. The Company is an IoT installation and management company specializes high performance, easy to use Audio/Video, Home Theater, Lighting Control, Automation and Integration. Services include full integration of houses, apartment, commercial complex, office with audio, visual and control systems to fully integrate devices in the low voltage field. The Company’s services also include partial equipment upgrade and installation.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Focus Universal Inc. and its wholly-owned subsidiaries, Perfecular Inc. and AVX Design & Integration, Inc.. All intercompany balances and transactions have been eliminated upon consolidation. The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less to be cash and cash equivalents. At times, such investments may be in excess of Federal Deposit Insurance Corporation (FDIC) insurance limit. There were no cash equivalents held by the Company at June 30, 2019 and December 31, 2018.

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

Inventory

Inventory is valued at the lower of the inventory’s cost or net realizable value under the first-in-first-out method. Management compares the cost of inventory with its market value and an allowance is made to write down inventory to market value, if lower. Inventory allowances are recorded for obsolete or slow-moving inventory based on assumptions about future demand and marketability of products, the impact of new product introductions and specific identification of items, such as discontinued products. These estimates could vary significantly from actual requirements if future economic conditions, customer inventory levels or competitive conditions differ from expectations. The Company regularly reviews the value of inventory based on historical usage and estimated future usage. As of June 30, 2019, and December 31, 2018, inventory reserve amounted to $64,966 and $40,974, respectively.

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

Allowance for doubtful accounts

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. Management evaluated allowance for doubtful accounts at June 30, 2019 and December 31, 2018 amounted to $42,335 and $0 based on collection history.

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

Commitments and Contingencies

The Company follows ASC 450-20 to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

There were no outstanding stock options as of June 30, 2019 and December 31, 2018.

Income Tax Provision

Income taxes are accounted for using the asset and liability method. Deferred income taxes are provided for temporary differences in recognizing certain income, expense and credit items for financial reporting purposes and tax reporting purposes. Such deferred income taxes primarily relate to the difference between the tax basis of assets and liabilities and their financial reporting amounts. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates applicable to the future years in which deferred tax assets or liabilities are expected to be settled or realized. There was no material deferred tax asset or liabilities as of June 30, 2019 and December 31, 2018.

As of June 30, 2019, and December 31, 2018, the Company did not identify any material uncertain tax positions.

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

There were no potentially dilutive debt or equity instruments issued and outstanding at any time during the six months ended June 30, 2019 and 2018.

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

Recently Adopted Standards

In 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” This ASU and subsequently issued amendments require leases with durations greater than 12 months to be recognized on the balance sheet. The standard is effective for interim and annual reporting periods beginning after December 15, 2018, and early adoption is permitted. The Company adopted the new standard in the first quarter of 2019.

Note 3 – Recent Accounting Pronouncement

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-02, Leases (Topic 842) (“Topic 842”), which requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU 2018-10, Codification Improvements to Topic 842, Leases; ASU 2018-11, Targeted Improvements; and ASU 2019-01, Codification Improvements. The new standard establishes a right-of-use model (“ROU”) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of income.

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

The Company believe the most significant effects of the adoption of this standard relate to (1) the recognition of new ROU assets and lease liabilities on its condensed consolidated balance sheet for its office operating leases and (2) providing new disclosures about its leasing activities. There was no change in its leasing activities as a result of adoption.

Note 4 – Property and Equipment

At June 30, 2019 and December 31, 2018, property and equipment consisted of the following:

	June 30, 2019	December 31, 2018
Warehouse	$3,789,773	$3,765,481
Land	731,515	731,515
Building Improvement	250,276	32,745
Furniture and fixture	28,811	16,677
Equipment	123,551	5,057
Software	5,984	5,057
Total cost	4,929,910	4,609,671
Less accumulated depreciation	(195,271)	(31,536)
Property and equipment, net	$4,734,639	$4,578,135

Depreciation expense for the six months ended June 30, 2019 and 2018 amounted to $71,168 and $1,090, respectively.

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

Note 6 – Promissory Note

On March 15, 2019, when the Company purchased AVX Design & Integration, Inc. the Company agreed to pay the seller with a promissory note as part of the total consideration paid. The Company issued a promissory note for the principal amount of $50,000, with a fixed interest rate of 6% per annum, payable in 12 equal monthly installments commencing on June 1st, 2019. The previous owner of AVX Design & Integration, Inc. has requested a full payment by the end of the term instead of monthly payments. Interest under the promissory note is calculated from the initial payment date through the date in which all amounts due under the note are paid in full. As of June 30, 2019, the outstanding balance under the promissory note was $50,000; interest incurred under the promissory note for the six months ended June 30, 2019 amounted to $250.

Note 7 – Related Party Transactions

Revenue generated from Vitashower Corp., a company owned by the CEO, amounted to $3,000 and $10,575 for the six months ended June 30, 2019 and 2018, respectively, $0 and $3,200 for the three months ended June 30, 2019 and 2018, respectively. Account receivable balance due from Vitashower Corp. amounted to $0 and $39,625 as of June 30, 2019 and December 31, 2018, respectively.

Compensation for services provided by the President and Chief Executive Officer for the six months ended June 30, 2019 and 2018 amounted to $60,000 and $60,000, respectively and three months ended June 30, 2019 and 2018 amounted to $30,000 and $30,000, respectively.

Note 8 – Business Concentration and Risks

Major customers

One customer accounted for 49% and 22% of the total accounts receivable as of June 30, 2019 and December 31, 2018, respectively.

Major vendors

One vendor accounted for 21% and 95% of total accounts payable at June 30, 2019 and December 31, 2018, respectively.

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

The Company did not have operating lease for the six months ended June 30, 2019. Total rent expense was $24,815 for the six months ended June 30, 2018.

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

Operating lease right-of-use assets and liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value is our incremental borrowing rate, estimated to be 5.5%, as the interest rate implicit in our lease is not readily determinable.

Right-of-use assets are summarized below:

June 30, 2019
Office lease	$196,554
Less accumulated amortization	(24,442)
Right-of-use assets, net	$172,112

Operating Lease liabilities are summarized below:

June 30, 2019
Office lease	$183,407
Less: current portion	(52,486)
Long term portion	$130,921

Maturity of lease liabilities are as follows:

Six months ended December 31, 2019	$30,632
Year ended December 31, 2020	62,183
Year ended December 31, 2021	64,048
Year ended December 31, 2022	43,655
Total payment	200,518
Amount representing interest	(17,111)
Lease Obligation, net	$183,407

Note 11 – Stockholders’ Equity

Shares authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is seventy-five million (75,000,000) shares of common stock, par value $0.001 per share.

Common stock

As of June 30, 2019 the Company had 40,959,741 shares of common stock issued and outstanding.

Note 12 – Acquisition

On  March 15, 2019, the Company entered into and closed an asset purchase agreement with AVX Design & Integration, Inc. (“AVX”) as stated in Note 1, whereby the Company purchased 100% of the outstanding stock of AVX, an Internet of Things (“IoT”) installation company (the “Acquisition Transaction”). Pursuant to the Acquisition Transaction, the Company will purchase all 2,000 shares of the outstanding common stock of AVX for $875,000. The purchase price was paid as follows: (1) $550,000 payable in cash at closing; (2) $290,716 payable in 39,286 shares of the Company’s common stock issued upon closing; and (3) $50,000 payable in the form of a secured promissory note at 6% interest over 12 months secured by six shares of AVX common stock.

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

Purchase price
Cash	$550,000
29,286 shares of common stock(1)	290,716
Secured promissory note	50,000
Total purchase price	$890,716

Allocation of purchase price
Cash	$201,482
Accounts receivable	436,554
Inventories	11,282
Prepaid expenses	2,478
Property and equipment	10,381
Operating lease right-of-use assets	186,449
Deposits	5,968
Goodwill	307,572
Accounts payable and accrued liabilities	(73,787)
Operating lease liability	(197,663)
Purchase price	$890,716

(1) – the fair value of the common stock was calculated based on the closing market price of the Company’s common stock at the date of acquisition.

Note 13 – Shares Issued for Compensation

The Company entered agreements with third party consultant and issued 13,445 of the Company’s common shares for services rendered in the amount of $96,509 for the six months ended June 30, 2019.

In addition, the Company has incurred services fee of $48,000 for the six months ended June 30, 2019 for consulting services provided by two consulting companies, which the Company will issue common shares as compensation for service rendered.

Note 14 – Shares to be issued, common shares

The Company entered into consulting agreement with two consulting firms. The agreements with the firms included payments in terms of cash and shares on monthly basis. Expenses incurred but not yet paid in shares as of June 30, 2019 and December 31, 2018 amounted to $23,491 and $72,000, respectively. A portion of the service fees incurred can be paid with common stock. The amount of common stock to be issued is calculated using market price on the sixth day of the month in which the services were rendered.

Note 15 – Segment reporting

The Company entered into consulting agreement with two consulting firms. The agreements with the firms included payments in terms of cash and shares on monthly basis. Expenses incurred but not yet paid in shares as of June 30, 2019 and December 31, 2019 amounted to $23,491 and $72,000, respectively. A portion of the service fees incurred can be paid with common stock. The amount of common stock to be issued is calculated using market price on the sixth day of the month in which the services were rendered.

	Focus	AVX	Total

Revenue	$208,838	$451,237	$660,075
Revenue - related party	3,000	–	3,000
Total revenue	211,838	451,237	663,075

Cost of Revenue	174,822	229,258	404,080

Gross Profit	37,016	221,979	258,995

Operation Expenses:
Selling	–	89,666	89,666
Compensation - officers	60,000	1,675	61,675
Research and development	126,720	–	126,720
Professional fees	567,535	4,604	572,139
General and administrative	291,272	57,895	349,170
Total Operating Expenses	1,045,530	153,840	1,199,370

Loss from Operations	(1,008,514)	68,139	(940,375)

Other Income (Expense)
Interest income (expense), net	1,068	–	1,068
Other income	1,980	–	1,980
Total other expense	3,048	–	3,048

Loss before income taxes	(1,005,466)	68,139	(937,327)

Tax expense	–	–	–

Net Loss	$(1,005,466)	$68,139	$(937,327)

Note 16 – Going Concern

In August 2014, the FASB issued ACU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard requires management to assess the company’s ability to continue as a going concern. Disclosures are required if there is substantial doubt as to the company’s continuation as a going concern within one year after the issue date of financial statements. The standard provides guidance for making the assessment, including consideration of management’s plans which may alleviate doubt regarding the Company’s ability to continue as a going concern. ASU 2014-15 is effective for years ending after December 15, 2016. The Company has adopted this standard for the three six ended June 30, 2019 and 2018.

These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to repay its debt obligations, to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Recently, the Company has devoted a substantial amount of resources to research and development to bring the Ubiquitor and its mobile application to full production and distribution. For the six months ended June 30, 2019, the Company had net loss of $937,327 and negative cash flow from operating activities of $450,906. As of June 30, 2019, the Company also had an accumulated deficit of $4,940,785. These factors raise certain doubts regarding the Company’s ability to continue as a going concern. There are no assurances, however, that the Company will be successful in obtaining an adequate level of financing for the long-term development and commercialization of its Ubiquitor product.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth herein and in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly the Report on Form 10-K, Form 10-Q and any Current Reports on Form 8-K.

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

Through a merger with Perfecular Inc., we strategically expanded our business to the research, development, assembly and marketing of high-tech electronic devices. We realized that Internet marketing would not be sufficient to generate sales of our products, particularly the Ubiquitor product. We are going to focus on all types of marketing, particularly marketing directly to established consumer distributions retailers. For this reason, during the first quarter of 2016 we decided to emphasize our sales of handheld sensors and air filters and discontinue our marketing and advertising business segment. Through the development and creation of our Ubiquitor device, we anticipate that sales and marketing involved with bringing this product to market will require us to hire a number of new employees in order to gain traction in the market as well as continue to expand such sales of our existing sensor and air filter products.

For the six months ended June 30, 2019 and the years ended December 31, 2018 and 2017, we generated significant amount of revenue from sales of a broad selection of agricultural sensors and measurement equipment which was the primary business for Perfecular Inc. and is now our primary business.

Through an acquisition of AVX, we are entering the residential and commercial automation installation service industry. AVX provides high-performance, easy-to-use Audio/Video, Home Theater, Lighting Control, Automation and Integration services for high-net-worth residential projects. AVX has over twenty years of experience as an installation firm. The company’s portfolio of integrated home automation and commercial security products and services allows customers to remotely control, monitor and manage their homes and commercial spaces from any smart device. AVX currently services the Los Angeles market for projects, primarily concentrating on residences. The Company plans to hire more technicians and to expand its commercial automation installation project reach. The Company is interested in expanding to other local markets in the home automation and installation space in the future. The Company plans to diversify its current marketing initiatives and increase the budget to reach new customers.

Our current products include:

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

A New Approach to Measurement and Sensing

We offer a different approach than what is currently on the market because we are attempting to establish a demand for devices that link handheld devices and sensors with common smartphone computing power through an application on the smartphone in both iOS and Android devices. Tapping into the computing power of a smartphone enables a standard measurement device to increase its capabilities.

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

After sending our circuit boards to China for soldering at an unaffiliated manufacturing facility, we assembled the initial production run at our facilities located in the City of Industry. This initial production run will allow us to show large distributors and consumers the capabilities of the Ubiquitor which we hope will generate demand.

The physical hardware consists of:

1.	The sensor probes, which come in hundreds of different varieties of sensor instruments in the form of a USB stick, with both male and female ports; and

2.	The main hardware gateway, which is a small cell phone size device with integrated circuits.

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

The Ubiquitor is a multipurpose wireless intelligent sensor device that will be intended to achieve universal compatibility. Currently, the Ubiquitor device could simultaneously accommodate more than 256 different types of sensor heads. Users could use their smartphones to simultaneously operate and monitor over 256 kinds of sensor readings. With Perfecular Inc.’s technology, users only need to obtain the sensor heads, facilitating ease and convenience of use. Using a smartphone, users can collect and analyze data in real time. We have not yet started research and development of a second generation Ubiquitor device, but once we demonstrate the market for this product intend to begin such research and development. Currently our research and development is focused on concepts we can implement in the current generation Ubiquitor device.

Intellectual Property Protection

On November 4, 2016, we filed a U.S. patent application number 15/344,041 with the USPTO. On March 5, 2018, we issued a press release announcing that the USPTO has issued an Issue Notification for U.S. Patent Application No. 9924295 entitled “Universal Smart Device,” which covers a patent application regarding the Company’s Universal Smart Device. The patent was granted on March 20, 2018.

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

In addition, we have been awarded a notice of allowance for a patent from the USPTO for a patent application we filed on March 12, 2018 as application No. 15/925,400. The patent title is a “Universal Smart Device” which is a universal smart instrument that unifies heterogeneous measurement probes into a single device that can analyze, publish, and share the data analyzed. The issue fee was paid on March 14, 2019.

Competitors

There are several competitors we have identified in the wireless sensor node industry, including traditional instruments or devices manufacturers such as Hanna Instruments or Extech Instruments.

Hach developed and launched the SC1000 Multi-parameter Universal Controller, a probe module for connecting up to 32 digital sensors or analyzers. However, their products are not compatible with smart phones yet; and we believe their price point is still prohibitive to consumers.

Monnit Corporation offers a range of wireless and remote sensors. Many of Monnit’s products are web-based wireless sensors that usually are not portable because of their power consumption. Also, the sensors’ real-time updates are slow; and we believe security of the web-based sensor data acquisition also may be a concern. In addition to purchasing the device, consumers usually have to pay monthly fees for using web-based services.

We are not trying to compete with traditional instruments or device manufacturers because we utilize our Ubiquitor device in conjunction with our generic instrument’s smartphone application, which we believe will be a completely different product category.

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

Results of operations for the three months ended June 30, 2019 compared to the three months ended June 30, 2018.

Revenue, cost of sales and gross profit

Our consolidated gross revenue for the three months ended June 30, 2019 and 2018, was $420,337 and $39,780, respectively, which included revenue from related party of $0 and $3,200, respectively. Our cost of consolidated cost of revenues for the three months ended June 30, 2019 and 2018, was $281,952 and $9,761, respectively, resulting in a gross profit of $138,385 and $30,019 for the three months ended June 30, 2019 and 2018, respectively. The Company has been phasing out the sale of its older products while currently developing new products for sale.

Operating Costs and Expenses

The major components of our operating expenses for the three months ended June 30, 2019 and 2018 are outlined in the table below:

	For the Three Months Ended June 30, 2019	For the Three Months Ended June 30, 2018	Increase (Decrease) $
Selling	$80,457	$–	$80,457
Officer compensation	30,000	30,000	–
Research and development	64,716	56,771	1,318
Professional fees	216,865	513,736	(296,871)
General and administrative	238,714	135,874	102,840
Total operating expenses	$630,752	$736,381	$548,458

Officer compensation was $30,000 for three months ended June 30, 2019 and 2018.

Research and development was $64,716 and $56,771 for the three months ended June 30, 2019 and 2018.

Professional fees decreased from $513,736 during the three months ended June 30, 2018 to $216,865 during the three months ended June 30, 2019, a decrease of $296,871. The decrease of professional fees is mainly due to services incurred for private placement and professionals engaged for potential investment during 2018 which did not occur in the same period in 2019.

General and administrative expenses of $238,714 incurred during the three months ended June 30, 2019 primarily consisted of salaries of $86,977 and depreciation expense of $38,241. General and administrative expenses of $135,874 incurred during the three months ended June 30, 2018 primarily consisted of marketing fee of $56,000, office rent of $14,315 and salaries of $28,404. The increase was mainly due to increased salaries and depreciation expense.

Net Losses

During the three months ended June 30, 2019 and 2018, we incurred net losses of $490,044 and $1,095,278 respectively, due to the factors discussed above.

Results of operations for the six months ended June 30, 2019 compared to the six months ended June 30, 2018.

Revenue, cost of sales and gross profit

Our consolidated gross revenue for the six months ended June 30, 2019 and 2018 was $663,075 and $108,332, respectively, which included revenue from related parties of $3,000 and $10,575, respectively. Revenue for the six months ended June 30, 2019 increased $554,743 due to acquisition of AVX Design & Integration, Inc. which generated revenue of $451,237 for the period then ended. Our cost of consolidated cost of revenues for the six months ended June 30, 2019 and 2018 was $404,080 and $27,685, respectively, resulting in a gross profit of $258,995 and $80,647 for the six months ended June 30, 2019 and 2018, respectively.

Operating Costs and Expenses

The major components of our operating expenses for the three months ended June 30, 2019 and 2018 are outlined in the table below:

	For the Six Months Ended June 30, 2019	For the Six Months Ended June 30, 2018	Increase (Decrease) $
	$89,666	$–	$89,666
Officer compensation	61,675	60,000	1,675
Research and development	126,720	107,789	18,931
Professional fees	572,139	563,897	8,242
General and administrative	349,170	205,037	144,133
Total operating expenses	$1,199,370	$936,723	$262,647

Officer compensation was $61,675 and $60,000 for the six months ended June 30, 2019 and 2018.

Research and development was $126,720 and $107,789 for the six months ended June 30, 2019 and 2018.

Professional fees increased from $563,897 during the six months ended June 30, 2018 to $572,139 during the six months ended June 30, 2019, an increase of $8,242. The increase of professional fees mainly resulted legal, accounting and consulting expenses incurred related to the acquisition, annual audit, SEC filings, and preparing for a listing on the NASDAQ Capital Market.

General and administrative expenses of $349,170 incurred during the six months ended June 30, 2019 primarily consisted of salaries of $123,144 and depreciation expense of $70,137. General and administrative expenses of $205,037 incurred during the six months ended June 30, 2018 primarily consisted of market fee of $68,000, office rent of $24,815 and salaries of $54,427. The increase was mainly due to increased salaries and depreciation expenses.

Net Losses

During the six months ended June 30, 2019 and 2018, we incurred net losses of $937,327 and $1,299,111 respectively, due to the factors discussed above and interest expenses of $443,020 incurred in 2018 due to note payable conversion into common stock.

Liquidity and Capital Resources

Working Capital

	June 30, 2019	December 31, 2018
Current Assets	$3,846,077	$4,691,904
Current Liabilities	(468,786)	(211,976)
Working Capital	$3,377,291	$4,479,928

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

	For the Six Months Ended June 30, 2019	For the Six Months Ended June 30, 2018
Net cash used in operating activities	$(450,906)	$(528,660)
Net cash used in investing activities	(217,292)	–
Net cash provided by financing activities	(362,774)	3,855,488
Net change in cash and cash equivalents	$(1,030,972)	$3,326,828

Cash Flows from Operating Activities

Our net cash outflows from operating activities of $450,906 for the six months ended June 30, 2019 was primarily the result of our net loss of $937,327, and changes in our operating assets and liabilities. Our net cash outflows from operating activities of $528,660 for the six months ended June 30, 2018, was primarily the result of our net loss of $1,299,111 and changes in our operating assets and liabilities.

We expect that cash flows from operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our net revenues and operating results, utilization of new revenue streams, collection of accounts receivable, and timing of billings and payments.

Cash Flows from Investing Activities

The Company purchased a warehouse in September of 2018 and had some additional improvement on the building, resulting a cash outflow from investment activities of $217,292 for the six months ended June 30, 2019. The Company did not incur any cash flow from investing activities for the six months ended June 30, 2018.

Cash Flows from Financing Activities

Our net cash outflows from financing activities of $362,774 for the six months ended June 30, 2019 was primarily from payment made on the acquisition. Our net cash inflows from financing activities of $3,855,488 for the six months ended June 30, 2018 was primarily from proceeds from sale of common stocks.

Going concern

These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to repay its debt obligations, to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Recently, the Company has devoted a substantial amount of resources to research and development to bring the Ubiquitor and its mobile application to full production and distribution. For the six months ended June 30, 2019, the Company had a net loss of $937,327 and negative cash flow from operating activities of $450,906. As of June 30, 2019, the Company also had an accumulated deficit of $4,940,785. These factors raise certain doubts regarding the Company’s ability to continue as a going concern. There are no assurances, however, that the Company will be successful in obtaining an adequate level of financing for the long-term development and commercialization of its Ubiquitor product.

Off Balance Sheet Arrangements

As of June 30, 2019, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation SK.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We were not subject to any legal proceedings during the six months ended June 30, 2019 and there are currently no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

No shares or common stock were sold during the six months ended June 30, 2019.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the six-month periods ended June 30, 2019 or 2018.

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

Focus Universal Inc.

Dated: August 13, 2019	By:	/s/ Desheng Wang Desheng Wang Chief Executive Officer

Dated: August 13, 2019	By:	/s/ Duncan Lee Duncan Lee Chief Financial Officer

