Form 10-Q
period 2019-09-30
FOCUS UNIVERSAL INC.
filed 2019-11-14
CIK 1590418

Table of Contents

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files. Yes ☐  No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 1, 2019, registrant had 40,959,741 shares outstanding of the registrant's common stock at a par value of $0.001 per share.

FORM 10-Q

FOCUS UNIVERSAL INC.

2

PART I FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to FOCUS UNIVERSAL INC.

ITEM 1. FINANCIAL STATEMENTS

FOCUS UNIVERSAL INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3

FOCUS UNIVERSAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
	(unaudited)
ASSETS
Current Assets:
Cash	$2,759,909	$4,455,751
Accounts receivable	185,363	10,908
Accounts receivable - related party	–	39,625
Inventories, net	82,678	69,787
Other receivables	3,625	–
Prepaid expenses	49,397	115,833
Total Current Assets	3,080,972	4,691,904

Property and equipment, net	4,697,202	4,578,135
Operating lease right-of-use assets	137,880	–
Deposits	6,630	7,872
Intangible assets, net	128,479	–
Goodwill	162,572	–

Total Assets	$8,213,735	$9,277,911

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$214,588	$163,661
Accounts payable- related party	–	4,921
Other payable	–	7,210
Customer deposit	30,836	36,184
Lease liability, current portion	42,201	–
Promissory Note short term	50,000	–
Total Current Liabilities	337,625	211,976

Non-current Liabilities:
Lease, liability, less current portion	106,597	–

Total Liabilities	444,222	211,976

Contingencies	–	–

Stockholders' Equity:
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 40,959,741 and 40,907,010 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	40,959	40,907
Additional paid-in capital	13,516,559	12,956,486
Shares to be issued, common shares	35,455	72,000
Accumulated deficit	(5,823,460)	(4,003,458)
Total Stockholders' Equity	7,769,513	9,065,935

Total Liabilities and Stockholders' Equity	$8,213,735	$9,277,911

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOCUS UNIVERSAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2019	2018	2019	2018

Revenue	$324,870	$139,102	$984,945	$236,859
Revenue - related party	7,300	–	10,300	10,575
Total revenue	332,170	139,102	995,245	247,434

Cost of Revenue	348,371	81,330	752,451	109,015

Gross Profit (loss)	(16,201)	57,772	242,794	138,419

Operating Expenses:
Selling expense	93,904	–	183,570	–
Compensation – officers	44,905	30,000	106,580	90,000
Research and development	66,282	58,930	193,002	166,719
Professional fees	399,650	157,013	971,789	720,910
General and administrative	269,961	155,676	619,131	360,728
Total Operating Expenses	874,702	401,619	2,074,072	1,338,357

Loss from Operations	(890,903)	(343,847)	(1,831,278)	(1,199,938)

Other Income (Expense)
Interest income (expense), net	(232)	1,317	836	(441,703)
Other income	8,460	–	10,440	–
Total other income (expense)	8,228	1,317	11,276	(441,703)

Loss before income taxes	(882,675)	(342,530)	(1,820,002)	(1,641,641)

Income tax expense	–	–	–	–

Net Loss	$(882,675)	$(342,530)	$(1,820,002)	$(1,641,641)

Weight Average Number of Common Shares Outstanding: - Basic and Diluted	40,959,741	40,855,049	40,945,807	36,720,480

Net Loss per common share: Basic and diluted	$(0.02)	$(0.01)	$(0.04)	$(0.04)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOCUS UNIVERSAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common stock		Additional Paid-In	Subscription	Shares to be issued	Accumulated	Total Stockholders'
Description	Shares	Amount	Capital	Receivable	Common Shares	Deficit	Equity

Balance - June 30, 2019	40,959,741	40,959	13,343,659	–	23,491	(4,940,785)	8,467,324

Common stock to be issued for services	–	–	–	–	11,964	–	11,964

Stock options issued for services	–	–	172,900	–	–	–	172,900

Net loss	–	–	–	–	–	(882,675)	(882,675)

Balance - September 30, 2019	40,959,741	$40,959	$13,516,559	$–	$35,455	$(5,823,460)	$7,769,513

	Common stock		Additional Paid-In	Subscription	Shares to be issued	Accumulated	Total Stockholders'
Description	Shares	Amount	Capital	Receivable	Common Shares	Deficit	Equity

Balance - June 30, 2018	40,644,319	$40,644	$12,487,370	$(6,267,360)	$457,377	$(3,277,905)	$3,440,126

Common stock issued for cash	3,473,181	3,473	6,074,632	–	–	–	6,078,105

Common stock issued for services	262,691	263	469,114	–	(429,377)	–	40,000

Common stock issued for subscription receivable	(3,473,181)	(3,473)	(6,074,630)	6,078,103	–	–	–

Net loss	–	–	–	–	–	(342,530)	(342,530)

Balance - September 30, 2018	40,907,010	$40,907	$12,956,486	$(189,257)	$28,000	$(3,620,435)	$9,215,701

FOCUS UNIVERSAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(continued)

	Common stock		Additional Paid-In	Subscription	Shares to be issued	Accumulated	Total Stockholders'
Description	Shares	Amount	Capital	Receivable	Common Shares	Deficit	Equity

Balance - December 31, 2018	40,907,010	$40,907	$12,956,486	$–	$72,000	$(4,003,458)	$9,065,935

Common stock issued for services	13,445	13	96,496	–	(96,509)	–	–

Common stock issued for acquisition	39,286	39	290,677	–	–	–	290,716

Common stock to be issued for services	–	–	–	–	59,964	–	59,964

Stock options issued for services	–	–	172,900	–	–	–	172,900

Net loss	–	–	–	–	–	(1,820,002)	(1,820,002)

Balance - September 30, 2019	40,959,741	$40,959	$13,516,559	$–	$35,455	$(5,823,460)	$7,769,513

	Common stock		Additional Paid-In	Subscription	Shares to be issued	Accumulated	Total Stockholders'
Description	Shares	Amount	Capital	Receivable	Common Shares	Deficit	Equity

Balance - December 31, 2017	34,574,706	$34,575	$1,871,618	$–	$–	$(1,978,794)	$(72,601)

Common stock issued for cash	5,647,780	5,648	9,877,969	–	–	–	9,883,617

Common stock issued for conversion of convertible debt and accrued interest	313,686	313	548,636	–	–	–	548,949

Common stock issued for services	262,691	263	469,114	–	(429,377)	–	40,000

Common stock issued for subscription receivable	108,147	108	189,149	(189,257)	–	–	–

Common Stock to be issued for services	–	–	–	–	457,377	–	457,377

Net loss	–	–	–	–	–	(1,641,641)	(1,641,641)

Balance - September 30, 2018	40,907,010	$40,907	$12,956,486	$(189,257)	$28,000	$(3,620,435)	$9,215,701

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOCUS UNIVERSAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net Loss	$(1,820,002)	$(1,641,641)
Adjustments to reconcile net loss to net cash used in operating activities:
Inventory reserve	3,601	39,088
Depreciation expense	112,107	1,635
Amortization of intangible assets	16,521	–
Amortization of right-of-use assets	48,569	–
Amortization of debt discount	–	336,713
Stock-based compensation	59,964	469,377
Stock option compensation	172,900	–
Changes in Operating Assets and Liabilities:
Accounts receivable	262,099	(52,772)
Accounts receivable – related party	39,625	(18,636)
Inventories	(5,210)	(47,083)
Other receivable	(3,625)	–
Prepaid expenses	68,914	(97,186)
Deposits	7,210	(8,162)
Accounts payable and accrued liabilities	(22,860)	(107,188)
Accounts payable related party	(4,921)	–
Other payable	(7,210)	18,000
Customer deposit	(5,348)	(31,734)
Net cash flows used in operating activities	(1,077,666)	(1,139,589)

Cash flows from investing activities:
Purchase of property and equipment	(4,517)	(4,524,944)
Cash paid for building improvement	(216,276)	–
Cash paid for acquisition	(550,000)	–
Net cash flows used in investing activities	(770,793)	(4,524,944)

Cash flows from financing activities:
Proceeds from acquisition	201,482	–
Payment on long term debt	(48,865)	–
Repayment of convertible notes	–	(548,949)
Shares issued for convertible notes	–	576,949
Proceeds from sale of common stock	–	3,805,488
Shares issued from subscription receivable	–	6,078,104
Net cash flows provided by financing activities	152,617	9,911,592

Net Change in Cash	(1,695,842)	4,247,059

Cash Beginning of Period	4,455,751	394,398

Cash End of Period	$2,759,909	$4,641,457

Supplemental non-cash financing activities
Shares issued to reduce notes payable	–	313,686

Supplemental Disclosures for Statement of Cash Flows:
Interest paid	$–	$–
Income tax paid	$–	$–

Supplemental Disclosures of Non-cash Investing and Financing Activities:
Promissory note issued for acquisition	50,000	–
Shares issued for acquisition	290,716	–

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOCUS UNIVERSAL INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 – Organization and Operations

Focus Universal Inc. (“Focus”) was incorporated under the laws of the State of Nevada on December 4, 2012 (“Inception”). It is a universal smart instrument developer and manufacturer, headquartered in the Los Angeles, California metropolitan area, specializing in the development and commercialization of novel and proprietary universal smart technologies and instruments. Universal smart technology is an off-the-shelf technology utilizing an innovative hardware integrated platform. The Focus platform provides a unique and universal combined wired and wireless solution for embedded design, industrial control, functionality test, and parameter measurement instruments and functions. Our smart technology software utilizes a smartphone, computer, or a mobile device as an interface platform and display that communicates and works in tandem with a group of external sensors or probes, or both. The external sensors and probes may be manufactured by different vendors, but the universal smart technology functions in a manner that does not require the user to have extensive knowledge of the unique characteristics of the function of each of the sensors and probes. The universal smart instrument (the “Ubiquitor”) consists of a reusable foundation component which includes a wireless gateway (which allows the instrument to connect to the smartphone via Bluetooth and WiFi technology), universal smart application software (“Application”) which is installed on the user’s smartphone or other mobile device and allows monitoring of the sensor readouts on the smartphone screen. The Ubiquitor also connects to a variety of individual scientific sensors that collect data, from moisture, light, airflow, voltage, and a wide variety of applications. The data then sent through a wired or wireless connection, or a combination thereof to the smartphone or other mobile device and the data is organized and displayed on the smartphone screen. The smartphone or other mobile device, foundation, and sensor readouts together perform the functions of many traditional scientific and engineering instruments and are intended to replace the traditional, wired stand-alone instruments at a fraction of their cost.

Perfecular Inc. (“Perfecular”) was founded in September 2009 and is headquartered in Ontario, California, and is engaged in designing certain digital sensor products and sells a broad selection of horticultural sensors and filters in North America and Europe.

AVX Design & Integration, Inc. (“AVX”) was incorporated on June 16, 2000 in the state of California. AVX is an internet of things (“IoT”) installation and management company specializes high performance, easy to use Audio/Video, Home Theater, Lighting Control, Automation and Integration company. Services provided by AVX include full integration of houses, apartment, commercial complex, office spaces with audio, visual and control systems to fully integrate devices in the low voltage field. AVX’s services also include partial equipment upgrade and installation.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Focus and its wholly-owned subsidiaries, Perfecular Inc. and AVX Design & Integration, Inc. (collectively, the “Company”, “we”, “our”, or “us”). All intercompany balances and transactions have been eliminated upon consolidation. The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Perfecular Inc. and AVX Desing & Integration. Focus and Perfecular, collectively “the entities” were under common control; therefore, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805-50-45, the acquisition of Perfecular was accounted for as a business combination between entities under common control and treated similar to a pooling of interest transaction. On March 15, 2019, Focus entered into a stock purchase agreement with AVX whereby Focus purchased 100% of the outstanding stock of AVX. All significant intercompany transactions and balances have been eliminated.

Segment Reporting

The Company currently has two operating segments. In accordance with ASC 280, Segment Reporting (“ASC 280’), the Company considers operating segments to be components of the Company’s business for which separate financial information is available and evaluated regularly by Management in deciding how to allocate resources and to assess performance. Management reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. Accordingly, the Company has determined that it has two operating and reportable segments.

Asset information by operating segment is not presented as the chief operating decision maker does not review this information by segment. The reporting segments follow the same accounting policies used in the preparation of the Company’s condensed unaudited consolidated financial statements.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the accompanying consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources.

The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. Significant estimates in the accompanying financial statements include useful lives of property and equipment, useful lives of intangible assets, allowance for doubtful accounts, inventory reserves, debt discounts, valuation of derivatives, and the valuation allowance on deferred tax assets. The Company regularly evaluates its estimates and assumptions.

Cash

The Company considers all highly liquid investments with a maturity of three months or less to be cash. At times, such investments may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. There were no cash equivalents held by the Company at September 30, 2019 and December 31, 2018.

Accounts Receivable

The Company grants credit to clients that sell the Company’s products or engage in construction service under credit terms that it believes are customary in the industry and do not require collateral to support customer receivables. The accounts receivable balances are generally collected within 30 to 90 days of the product sale.

Allowance for doubtful accounts

The Company estimates an allowance for doubtful accounts based on historical collection trends and review of the current status of trade accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. As of September 30, 2019 and December 31, 2018 allowance for doubtful accounts amounted to $42,335 and $0, respectively.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company limits its exposure to credit loss by investing its cash with high credit quality financial institutions.

Inventory

Inventory consists primarily of parts and finished goods and is valued at the lower of the inventory’s cost or net realizable value under the first-in-first-out method. Management compares the cost of inventory with its market value and an allowance is made to write down inventory to market value, if lower. Inventory allowances are recorded for obsolete or slow-moving inventory based on assumptions about future demand and marketability of products, the impact of new product introductions and specific identification of items, such as discontinued products. These estimates could vary significantly from actual requirements, for example, if future economic conditions, customer inventory levels or competitive conditions differ from expectations. The Company regularly reviews the value of inventory based on historical usage and estimated future usage. If estimated realized value of our inventory is less than cost, we make provisions in order to reduce its carrying value to its estimated market value. As of September 30, 2019 and December 31, 2018, inventory reserve amounted to $68,566 and $53,501, respectively.

Property and Equipment

Property and equipment are stated at cost. The cost and accumulated depreciation of assets sold or retired are removed from the respective accounts and any gain or loss is included in earnings. Maintenance and repairs are expensed currently. Major renewals and betterments are capitalized. Depreciation is computed using the straight-line method. Estimated useful lives as follows:

Fixed assets	Useful life
Furniture	5 years
Equipment	5 years
Warehouse	39 years
Improvement	5 years
Construction in progress	-
Land	-

Long-Lived Assets

The Company applies the provisions of FASB ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Long-term assets of the Company are reviewed when circumstances warrant as to whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. Based on its review at September 30, 2019 and December 31, 2018, the Company believes there was no impairment of its long-lived assets.

Intangible Assets

The Company’s intangible assets were acquired from AVX. Amortization is computed using the straight-line method, and the Company evaluates for impairments annually. Estimated useful lives of intangible assets as follows:

Intangible assets	Useful life
Market related intangible assets	5 years
Customer relationships	5 years
Covenants-not-to-compete	2 years

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. Goodwill with indefinite useful lives are tested for impairment at least annually at December 31 and whenever triggering events or changes in circumstances indicate its carrying value may not be recoverable. Assessment of the potential impairment of goodwill is an integral part of the Company’s normal ongoing review of operations. Testing for potential impairment of these assets is significantly dependent on numerous assumptions and reflects management’s best estimates at a particular point in time. The dynamic economic environments in which the Company’s businesses operate and key economic and business assumptions related to projected selling prices, market growth, inflation rates and operating expense ratios, can significantly affect the outcome of impairment tests. Estimates based on these assumptions may differ significantly from actual results. Changes in factors and assumptions used in assessing potential impairments can have a significant impact on the existence and magnitude of impairments, as well as the time in which such impairments are recognized. No impairments were recorded as of September 30, 2019 and December 31, 2018, respectively.

Share-based Compensation

The Company accounts for stock-based compensation to employees in conformity with the provisions of ASC Topic 718, Stock-Based Compensation. Stock-based compensation to employees consist of stock options grants and restricted shares that are recognized in the statement of operations based on their fair values at the date of grant.

The measurement of stock-based compensation is subject to periodic adjustments as the underlying equity instruments vest and is recognized as an expense over the period which services are received.

The Company calculates the fair value of option grants utilizing the Black-Scholes pricing model and estimates the fair value of the stock based upon the estimated fair value of the common stock. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest.

The resulting stock-based compensation expense for both employee and non-employee awards is generally recognized on a straight- line basis over the requisite service period of the award.

Fair Value of Financial Instruments

The Company follows paragraph ASC 825-10-50-10 for disclosures regarding the fair value of its financial instruments and paragraph ASC 820- 10-35-37 (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements.

To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

•	Level 1: Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

•	Level 2: Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

•	Level 3: Pricing inputs that are generally unobservable inputs and not corroborated by market data.

Financial assets are considered Level 2 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

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

However, tt is not practical to determine the fair value of advances from stockholders, if any, due to their related party nature.

Revenue Recognition

On September 1, 2018, the Company adopted ASC 606 – Revenue from Contracts with Customers using the modified retrospective transition approach. The core principle of ASC 606 is that revenue should be recognized in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled for exchange of those goods or services. The Company’s updated accounting policies and related disclosures are set forth below, including the disclosure for disaggregated revenue. The impact of adopting ASC 606 was not material to the Condensed Consolidated Financial Statements.

Revenue from the Company is recognized under Topic 606 in a manner that reasonably reflects the delivery of its services and products to customers in return for expected consideration and includes the following elements:

•	executed contracts with the Company’s customers that it believes are legally enforceable;
•	identification of performance obligations in the respective contract;
•	determination of the transaction price for each performance obligation in the respective contract;
•	allocation the transaction price to each performance obligation; and
•	recognition of revenue only when the Company satisfies each performance obligation.

These five elements, as applied to each of the Company’s revenue category, is summarized below:

•	Product sales – revenue is recognized at the time of sale of equipment to the customer.
•	Service sales – revenue is recognized based on the service been provided to the customer.

Cost of Revenue

Cost of revenue includes the cost of services, labor and product incurred to provide product sales, service sales and project sales.

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

Income Tax Provision

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes. ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, the Company does not foresee generating taxable income in the near future and utilizing its deferred tax asset, therefore, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company has no material uncertain tax positions for any of the reporting periods presented.

Income taxes are accounted for using the asset and liability method. Deferred income taxes are provided for temporary differences in recognizing certain income, expense and credit items for financial reporting purposes and tax reporting purposes. Such deferred income taxes primarily relate to the difference between the tax basis of assets and liabilities and their financial reporting amounts. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates applicable to the future years in which deferred tax assets or liabilities are expected to be settled or realized. There were no material deferred tax asset or liabilities as of September 30, 2019 and December 31, 2018.

As of September 30, 2019 and December 31, 2018, the Company did not identify any material uncertain tax positions.

Basic and Diluted Net Income (Loss) Per Share

Net income (loss) per share is computed pursuant to ASC 260-10-45. Basic net income (loss) per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of shares outstanding during the period.

 Diluted EPS is computed by dividing net income (loss) by the weighted average number of shares of stock and potentially outstanding shares of stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

Due to the net loss incurred by the Company, potentially dilutive instruments would be anti-dilutive. Accordingly, diluted loss per share is the same as basic loss for all periods presented. The following potentially-dilutive shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive.

Nine months ended September 30,	2019	2018
Stock options	35,000	–
Total	35,000	–

Subsequent Events

The Company follows the guidance in ASC 855-10-50 for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued. Pursuant to ASU 2010-09, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR. Based upon the review, other than described in Note 17 – Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

Note 3 –Recent Accounting Pronouncement

Recently Adopted Accounting Standards

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

Management does not believe that any other recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

Note 4 – Going Concern

In August 2014, the FASB issued ACU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard requires management to assess the company’s ability to continue as a going concern. Disclosures are required if there is substantial doubt as to the company’s continuation as a going concern within one year after the issue date of financial statements. The standard provides guidance for making the assessment, including consideration of management’s plans which may alleviate doubt regarding the Company’s ability to continue as a going concern. ASU 2014-15 is effective for years ending after December 15, 2016. The Company has adopted this standard for the nine months ended September 30, 2019 and 2018.

These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to repay its debt obligations, to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Recently, the Company has devoted a substantial amount of resources to research and development to bring the Ubiquitor and its mobile application to full production and distribution. For the nine months ended September 30, 2019, the Company had net loss of $1,820,002 and negative cash flow from operating activities of $1,077,666. As of September 30, 2019 the Company also had an accumulated deficit of $5,823,460. These factors raise certain doubts regarding the Company’s ability to continue as a going concern. There are no assurances that the Company will be successful in obtaining an adequate level of financing for the long-term development and commercialization of its Ubiquitor product.

Note 5 – Inventories, net

At September 30, 2019 and December 31, 2018, inventories consisted of the following:

	September 30, 2019	December 31, 2018
Parts	$42,896	$44,974
Finished goods	108,348	78,314
Total	151,244	123,288
Less inventories reserve	(68,566)	(53,501)
Inventories, net	$82,678	$69,787

Note 6 – Property and Equipment

At September 30, 2019 and December 31, 2018, property and equipment consisted of the following:

	September 30, 2019	December 31, 2018
Warehouse	$3,789,773	$3,789,773
Land	731,515	731,515
Building Improvement	250,276	34,000
Construction in progress	–	31,677
Furniture and fixture	28,811	16,677
Equipment	127,051	6,029
Software	5,984	–
Total cost	4,933,410	4,609,671
Less accumulated depreciation and amortization	(236,208)	(31,536)
Property and equipment, net	$4,697,202	$4,578,135

Depreciation and amortization expense for the nine months ended September 30, 2019 and 2018 amounted to $112,106 and $1,635, respectively.

Note 7 – Intangible Assets, Net

The following table presents intangible asset balances at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Market related intangible assets	$50,000	$–
Customer relationships	90,000
Covenants-not-to-compete	5,000	–
Total cost	145,000	–
Less accumulated amortization	(16,521)	–
Intangible assets, net	$128,479	$–

Amortization expense for the nine months ended September 30, 2019 and 2018 was $16,521 and $0, respectively.

At September 30, 2019, the Company allocated and reclassified the intangible assets associated with the acquisition of AVX. As of September 30, 2019, the purchase price allocation is a preliminary and subject to change.

The estimated future amortization expense related to intangible assets is as follows:

Twelve months ending September 30,
2020	$30,500
2021	29,146
2022	28,000
2023	28,000
2024	12,833
Thereafter	–
$128,479

Note 8 – Promissory Note

On March 15, 2019, when the Company purchased AVX Design & Integration, Inc., the Company agreed to pay the seller according to a promissory note as part of the total consideration paid. The Company agreed to a promissory note for the principal amount of $50,000, with a fixed interest rate of 6% per annum payable in 12 equal monthly payments commencing on June 1, 2019. Subsequently, the Company has agreed with the prior owner for the balance of the note to be paid off in one full payment by the end of the term with interest calculated from the initial payment date through the date in which all amount due under the note is paid off. As of September 30, 2019, balance of the promissory note was $50,000 and the accrued interest has amounted to $1,000 for the nine months ended September 30, 2019.

Note 9 – Related Party Transactions

Revenue generated from Vitashower Corp., a company owned by the CEO, amounted to $10,300 and $10,575 for the nine months ended September 30, 2019 and 2018, respectively, and $7,300 and $0 for the three months ended September 30, 2019 and 2018, respectively. Account receivable balance due from Vitashower Corp. amounted to $0 and $39,625 as of September 30, 2019 and December 31, 2018, respectively.

Compensation for services provided by the President and Chief Executive Officer for the nine months ended September 30, 2019 and 2018 amounted to $90,000 and $90,000, respectively and three months ended September 30, 2019 and 2018 amounted to $30,000 and $30,000, respectively.

Note 10 – Business Concentration and Risks

Major customers

One customer accounted for 25% and 22% of the total accounts receivable as of September 30, 2019 and December 31, 2018, respectively.

Major vendors

One vendor accounted for 51% and 95% of total accounts payable at September 30, 2019 and December 31, 2018, respectively.

Note 11 – Commitments and Contingencies

On April 24, 2017, the Company entered into a two-year industrial/commercial lease within a larger multi-tenant industrial complex with Walnut Park Business Center, LLC. The Company leased a 2,800-square foot warehouse with a 1,400-square foot office space inside which allowed for assembly of products as well as efficiently run its administrative operations in the same building. The lease commenced on May 1, 2017 and ended on April 30, 2019. Rent was $3,500 per month until May 1, 2018 when rent increased to $3,605 per month. The warehouse is located at 820511 East Walnut Drive North, Walnut, California. The Company purchased a warehouse in Ontario, California in September 2018 and subleased the Walnut location to a third party. The Company was no longer obligated to pay for Walnut’s lease when the leases terminated on April 30, 2019. The Company subleased the Walnut location to a third party beginning October 15, 2018 and terminated on April 30, 2019 when the lease ended. The sublease tenant paid $7,210 as security deposit, shown as other payable in current liability. Total rent expense was $ 26,025 for the nine months ended September 30, 2018.

Note 12 – Operating Lease Right-of-use Assets and Operating Lease Liability

In adopting ASC Topic 842, Leases (Topic 842), the Company has elected the ‘package of practical expedients’, which permit it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter is not applicable to the Company. In addition, the Company elected not to apply ASC Topic 842 to arrangements with lease terms of 12 month or less. On January 1, 2019, upon adoption of ASC Topic 842, the Company recorded a right-of-use asset.

The Company has one lease agreement and the lease is classified as operating at inception of the lease. The lease results in the recognition of ROU asset and lease liabilities on the balance sheet. ROU asset and operating lease liabilities are recognized based on the present value of lease payments over the lease term as of the commencement date. Because the leases do not provide an explicit or implicit rate of return, the Company determines incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments on an individual lease basis. We estimate our incremental borrowing rate to discount the lease payments based on information available at lease commencement. Lease expense for the lease is recognized on a straight-line basis over the lease term.

The Company’s leases do not contain any residual value guarantees or material restrictive covenants. Leases with a lease term of 12 months or less are not recorded on the balance sheet and lease expense is recognized on a straight-line basis over the lease term. The remaining term as of September 30, 2019 is 35 months ending August of 2022. The Company currently has no finance leases.

During the nine months ended September 30, 2019, cash paid for amounts included in the measurement of lease liabilities was $32,142. As of September 30, 2019, right-of-use (“ROU”) assets amounted to $137,880 with lease liabilities amounted to $148,798.

Right-of-use assets are summarized below:

September 30, 2019
Office lease	$157,213
Less accumulated amortization	(19,333)
Right-of-use assets, net	$137,880

Amortization on the right -of -use asset is included in rent expense on the statements of operations.

Operating Lease liabilities are summarized below:

September 30, 2019
Office lease	$148,798
Less: current portion	(42,201)
Long term portion	$106,597

Maturity of lease liabilities are as follows:

Three months ending December 31, 2019	$15,316
Year ending December 31, 2020	62,183
Year ending December 31, 2021	64,048
Year ending December 31, 2022	43,655
Total future minimum lease payments	185,202
Less imputed interest	(36,404)
PV of payments	$148,798

Note 13 – Stockholders’ Equity

Shares authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is seventy-five million (75,000,000) shares of common stock, par value $0.001 per share.

Common stock

As of September 30, 2019 the Company had 40,959,741 shares of common stock issued and outstanding.

During the nine months ended September 30, 2019, the Company had the following transactions in its common stock:

•	Issued 13,445 shares to consultants in exchange for professional services rendered. The shares were valued at $96,518 based on the closing price of the Company’s common stock on the dates that the shares were deemed earned, according to the agreements; and
•	Issued 39,286 shares as consideration for the AVX acquisition valued at $290,716. The value of the common stock was determined based on the market price on the day of the closing of the acquisition.

During the nine months ended September 30, 2018, the Company had the following transactions in its common stock:

•	Issued 5,647,780 shares of common stock to investors for cash proceeds of $9,883,733.
•	Issued 262,691 shares to consultants in exchange for professional services rendered. The shares were valued at $469,377 based on the closing price of the Company’s common stock on the dates that the shares were deemed earned, according to the agreements; and
•	Issued 108,147 shares of common stock issued to several investors in exchange for $183,850 but the proceeds were not yet received as of September 30, 2018.

Stock options

On August 6, 2019, each member of the Board was granted 30,000 options to purchase shares at $5.70 per share. As of September 30, 2019, there were 210,000 outstanding stock options. There were no outstanding stock options as of December 31, 2018.

The following is a summary of options activity from January 1, 2019 to September 31, 2019:

Options	Shares	Weighted average exercise price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2019	–	$–	–	–
Granted	210,000	5.70	–	–
Exercised	–	–	–	–
Forfeited or expired	–	–	–	–
Outstanding at September 30, 2019	210,000	$9.86	9.86	–
Vested as of September 30, 2019	17,500	5.70	9.86	–
Exercisable at September 30, 2019	210,000	$9.86	9.86	–

The exercise price for options outstanding and exercisable at September 30, 2019:

Outstanding		Exercisable

Number of	Exercise	Number of	Exercise
Options	Price	Options	Price
30,000	$5.70	30,000	$5.70
30,000	5.70	30,000	5.70
30,000	5.70	30,000	5.70
30,000	5.70	30,000	5.70
30,000	5.70	30,000	5.70
30,000	5.70	30,000	5.70
30,000	5.70	30,000	5.70
210,000		210,000

The fair value of the warrants listed above was determined using the Black-Scholes option pricing model with the following assumptions:

September 30,
2019
Risk-free interest rate	1.71%
Expected life of the options	10 years
Expected volatility	158.86%
Expected dividend yield	0%

Note 14 – Acquisition

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

Purchase price
Cash	$550,000
39,286 shares of common stock (1)	290,716
Secured promissory note	50,000
Total purchase price	$890,716

Allocation of purchase price
Cash	$201,482
Accounts receivable	436,554
Inventories	11,282
Prepaid expenses	2,478
Property and equipment	10,381
Operating lease right-of-use assets	186,449
Deposits	5,968
Intangible assets	145,000
Goodwill	162,572
Accounts payable and accrued liabilities	(73,787)
Operating lease liability	(197,663)
Purchase price	$890,716

(1) – the fair value of the common stock was calculated based on the closing market price of the Company’s common stock at the date of acquisition.

Note 15 – Shares Issued for Compensation

The Company entered into agreements with third party consultants and issued 13,445 shares for uplisting consultation. Services rendered for shares issued amounted to $96,509 for the nine months ended September 30, 2019. In addition, the Company has incurred consulting service fees paid in cash amount to $59,964 for the nine months ended September 30, 2019, which the Company will issue stock as compensation for services rendered. Expenses incurred but not yet paid in shares as of September 30, 2019 and December 31, 2018 amounted to $35,455 and $72,000, respectively.

The Company entered agreements with third party consultant and issued 262,691 shares for services rendered which amounted to $497,377 for the nine months ended September 30, 2018. In addition, the Company has incurred services fee of $28,000 for August and September, which the Company will issue stocks as compensation for service rendered.

Note 16 – Segment reporting

The Company consists of two types of operations. Focus Universal, Inc. and Perfecular Inc. (“Focus”) involves wholesale, research and development of universal smart instrument and farming devices. AVX Design & Integration, Inc. (“AVX”) is an IoT installation and management company specializes high performance, easy to use Audio/Video, Home Theater, Lighting Control, Automation and Integration. The table below discloses income statement information by segment.

	Nine Months Ended September 30, 2019
	Focus	AVX	Total

Revenue	$436,070	$548,875	$984,945
Revenue - related party	10,300	–	10,300
Total revenue	446,370	548,875	995,245

Cost of Revenue	341,319	411,132	752,451

Gross Profit	105,051	137,743	242,794

Operation Expenses:
Selling expense	–	183,570	183,570
Compensation – officers	90,000	16,580	106,580
Research and development	193,002	–	193,002
Professional fees	954,307	17,482	971,789
General and administrative	478,857	140,274	619,131
Total Operating Expenses	1,716,166	357,906	2,074,072

Loss from Operations	(1,611,115)	(220,163)	(1,831,278)

Other Income (Expense)
Interest income (expense), net	836	–	836
Other income	10.440	–	10,440
Total other income (expense)	11,276	–	11,276

Loss before income taxes	(1,599,839)	(220,163)	(1,820,002)

Tax expense	–	–	–

Net Loss	$(1,599,839)	$(220,163)	$(1,820,002)

Note 17 – Subsequent Events

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

Narrative Description of the Business

Focus Universal Inc. (the “Company,” “we,” “us,” or “our”) is a Nevada corporation that provides sensor devices and a wholesaler of various air filters and digital, analog, and quantum light meter systems. We plan to focus our future business on our universal smart instrumentation technology, which we are currently developing. Our universal smart instrumentation technology features a Universal Smart Instrumentation Platform (“USIP”), which we believe will replace the functions of thousands of traditional wired measurement and sensing instruments at a fraction of their current market prices. This technology addresses major limitations present in traditional hardware and represents a technological advancement in the Internet of Things (“IoT”) marketplace. We call our flagship USIP device the “Ubiquitor” because it can be used to measure and test a variety of electrical and physical phenomena such as voltage, current, temperature, pressure, sound, light and humidity—both wired and wirelessly.

The Company entered the residential and commercial automation installation service industry through the acquisition of AVX Design and Integration, Inc. (“AVX”) in March of 2019. AVX was established in 2000 with the goal of providing high-performance, easy-to-use Audio/Video, Home Theater, Lighting Control, Automation and Integration services for high-net-worth residential projects. We believe we can integrate our Ubiquitor device into the IoT installation business in both residential and commercial spaces and substantially reduce the costs of IoT installation as well as enhance IoT integration capabilities. We believe the Ubiquitor will be integral in our distributed shared universal smart home products, and we plan to have AVX install these products starting in the greater Los Angeles area.

Additionally, we are performing research and development on an electric power line communication technology and have filed three patents with the U.S. Patent and Trademark Office (“USPTO”) related to our Ubiquitor device and the design of a quantum PAR photo sensor. Eventually, we hope that power line communications technology can further enhance smart IoT installations powered by the Ubiquitor.

For the nine months ended September 30, 2019 and the years ended December 31, 2018 and 2017, we generated significant amount of revenue from sales of a broad selection of agricultural sensors and measurement equipment which was the primary business for Perfecular Inc. and is now our primary business.

Our current products include:

Scientific Instrument Research and Development and Sales

Engineers and scientists use instrumentation to observe, understand, and manage real-world data and phenomena, events, and processes related to their industries or areas of expertise. Instrumentation systems that we are researching and developing measure and control electrical signals, such as voltage, current and power, as well as, for example, temperature, pressure, speed, flow, volume, torque, light sensing, and vibration. Common general-purpose instruments in our market segment include, for example, voltmeters, signal generators, oscilloscopes, data loggers, spectrum analyzers, cameras, and temperature and pressure monitors and controllers. Systems that perform measurement and control can be generally categorized as test, measurement, and embedded systems.

A New Approach to Measurement and Sensing

We offer a different approach than what is currently on the market because our devices link handheld devices and sensors with common smartphone computing power through an application on the smartphone in both iOS and Android devices. Tapping into the computing power of a smartphone enables a standard measurement device to increase its capabilities.

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

Ubiquitor Wireless Universal Sensor Device

Our Ubiquitor device is a fully modular system with a universal sensor node and gateway system that uses a computer or mobile device as the output display module that displays the readings of various probe modules. We have completed an initial production run of prototype devices and intend to develop into full-scale production. The Ubiquitor’s sensor analytics system integrates event-monitoring, storage and analytics software in a cohesive package that provides a holistic view of the sensor data it is reading.

The physical hardware consists of:

1.	The sensor probes, which come in hundreds of different varieties of sensor instruments in the form of a USB stick, with both male and female ports; and

2.	The main hardware gateway, which is a small cell phone-sized device with integrated circuits.

We believe this device can connect up to 2,500 sensor instruments, and integrate data using embedded software to display the data and all analytics onto a digital screen (desktop or mobile displays) using a Wi-Fi connection. As disclosed in our patent application, we have already tested up to 256 sensor instrument readouts. Most types of probes can connect to the hardware. If the sensor size is bigger than the standard probe size, it is possible to simply use a USB cable to connect the probe and the hub. All data and analytics are displayed on a single screen, with tools that record and keep track of all measurements, and sort and display analytic information in easy to read charts.

The Ubiquitor is a general platform that collects data in real time, up to 100hz per second; and thus is intended to be adapted to many industrial uses.

By using the smartphone as a substitute platform, we believe we could achieve the following efficiencies:

1.	Cut production costs. Smartphone technology will advance and become more widely used than the vast majority of products on the small sensor device market. By utilizing smartphone technology, the Ubiquitor will add superior functionality and performance, improve the product’s quality and cut production costs.

2.	Reduce the effort required to develop a new sensor product. With the Ubiquitor, we believe that there will be no need for device manufacturers to research and develop new monitoring and operating components because they will just need to develop new sensor heads based on our software technology.

3.	Reduce clutter. It is anticipated that the Ubiquitor could dispense with some of the hassle of connecting cables, since the Ubiquitor allows wireless transmission of sensor data and may allow wireless access to networks, such as a PLC network.

We have not yet started research and development of a second generation Ubiquitor device, but once we demonstrate the market for this product, we intend to begin such research and development. Currently our research and development is focused on concepts we can implement in the current generation Ubiquitor device.

Intellectual Property Protection

On November 4, 2016, we filed a U.S. patent application number 15/344,041 with the USPTO. On March 5, 2018, we issued a press release announcing that the USPTO published an Issue Notification for U.S. Patent Application No. 9924295 entitled “Universal Smart Device,” which covers a patent application regarding the Company’s Universal Smart Device. The patent was isued on March 20, 2018.

Pursuant to recent research and development efforts, we recently received an issue notification from the USPTO for an application filed on June 2, 2017 that is a process for improving a spectral response curve of a photo sensor. The small and cost-effective multicolor sensor and its related software protected by the potential patent we believe could achieve a spectral response that approximates an ideal photo response to take optical measurement. The patent was issued on February 26, 2019.

In addition, we have been notified that the USPTO published a notice of allowance for a patent application we filed on March 12, 2018 as application No. 15/925,400. The patent title is a “Universal Smart Device” which is a universal smart instrument that unifies heterogeneous measurement probes into a single device that can analyze, publish, and share the data analyzed. The issue fee was paid on March 14, 2019.

Competitors

There are several competitors we have identified in the wireless sensor node industry, including traditional instruments or devices manufacturers such as Hanna Instruments and Extech Instruments.

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

Results of operations for the three months ended September 30, 2019 compared to the three months ended September 30, 2018.

Revenue, cost of sales and gross profit

Our consolidated gross revenue for the three months ended September 30, 2019 and 2018, was $332,170 and $139,102, respectively, which included revenue from related party of $7,300 and $0, respectively. Our consolidated cost of revenues for the three months ended September 30, 2019 and 2018, was $348,371 and $81,330, respectively, resulting in a gross profit of ($16,201) and $57,772 for the three months ended September 30, 2019 and 2018, respectively. The Company has been phasing out the sale of its older products while currently developing new products for sale.

Operating Costs and Expenses

The major components of our operating expenses for the three months ended September 30, 2019 and 2018 are outlined in the table below:

	For the Three Months Ended September 30, 2019	For the Three Months Ended September 30, 2018	Increase (Decrease) $
Selling expense	$93,904	$–	$93,904
Officer compensation	44,905	30,000	14,905
Research and development	66,282	58,930	7,352
Professional fees	399,650	157,013	242,637
General and administrative	269,961	155,676	114,285
Total operating expenses	$874,702	$401,619	$473,083

Selling expense for the three months ended September 30, 2019 increased by $93,904. The Company did not have selling expense in 2018. In 2019, the Company acquired AVX. AVX incurred selling expenses for its operation. Selling expense incurred mainly from outside services and outside sales.

Officer compensation was $44,905 and $30,000 for three months ended September 30, 2019 and 2018, respectively. The increase is due the Company hiring a new COO to oversee the operation of AVX.

Research and development was $66,282 and $58,930 for the three months ended September 30, 2019 and 2018. Increase is mainly due to increase of research and development personnel salary.

Professional fees increased from $157,013 during the three months ended September 30, 2018 to $399,650 during the three months ended September 30, 2019, an increase of $242,637. The increase of professional fees is mainly due to services incurred for up listing legal and consultation fees, and stock options granted to the board of directors.

General and administrative expenses of $269,961 incurred during the three months ended September 30, 2019 primarily consisted of salaries of $99,412 and depreciation expense of $40,939. General and administrative expenses of $155,676 incurred during the three months ended September 30, 2018 primarily consisted of marketing fee of $45,625, salaries expense of $39,298, insurance expense of $22,750, and road show expenses of $18,425. The increase was mainly due to increased salaries and depreciation expense. The salaries increased due to additional employees from the acquired entity as well as additional employees hired. Depreciation expenses increased mainly due to acquired warehouse in September 2018.

Net Losses

During the three months ended September 30, 2019 and 2018, we incurred net losses of $882.675 and $342,530 respectively, due to the factors discussed above.

Results of operations for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

Revenue, Cost of Sales and Gross Profit

Our consolidated gross revenue for the nine months ended September 30, 2019 and 2018 was $995,245 and $247,434, respectively, which included revenue from related parties of $10,300 and $10,575, respectively. Revenue for the nine months ended September 30, 2019 increased $747,811 due to acquisition of AVX Design & Integration, Inc. which generated revenue of $548,875 for the period then ended. Our consolidated cost of revenues for the nine months ended September 30, 2019 and 2018 was $752,451 and $109,015, respectively, resulting in a gross profit of $242,794 and $138,419 for the nine months ended September 30, 2019 and 2018, respectively.

Operating Costs and Expenses

The major components of our operating expenses for the nine months ended September 30, 2018 and 2017 are outlined in the table below:

	For the Nine Months Ended September 30, 2019	For the Nine Months Ended September 30, 2018	Increase (Decrease) $
Selling expense	$183,570	$–	$183,570
Officer compensation	106,580	90,000	16,580
Research and development	193,002	166,719	26,283
Professional fees	971,789	720,910	250,879
General and administrative	619,131	360,728	258,403
Total operating expenses	$2,074,072	$1,338,357	$735,715

Selling expense for the nine months ended September 30, 2019 increased by $183,570. The Company did not have selling expense in 2018. In 2019, the Company acquired AVX. AVX incurred selling expenses for its operation. The increase is due to including selling expense from AVX from consolidation. Selling expense incurred mainly from outside services and outside sales.

Officer compensation was $106,580 and $90,000 for the nine months ended September 30, 2019 and 2018. The increase is due the Company hiring a new COO to oversee the operation of AVX.

Research and development was $193,002 and $166,719 for the nine months ended September 30, 2019 and 2018. Increase is mainly due to increase of research and development personnel salary.

Professional fees increased from $720,910 during the nine months ended September 30, 2018 to $971,789 during the nine months ended September 30, 2019, an increase of $250,879. The increase of professional fees mainly resulted from legal, accounting and consulting expenses incurred related to the acquisition, annual audit, SEC filings, preparing for a listing on the NASDAQ Capital Market, and stock options granted to the board of directors.

General and administrative expenses of $619,131 incurred during the nine months ended September 30, 2019 primarily consisted of salaries of $252,261 and depreciation expense of $112,106. General and administrative expenses of $360,728 incurred during the nine months ended September 30, 2018 primarily consisted of market fee of $113,625, office rent of $26,025, salaries of $112,576, show expenses of $34,425, and insurance expenses of $22,956. The increase was mainly due to increased salaries and depreciation expenses. The salaries increased due to additional employees from the acquired entity as well as additional employees hired. Depreciation expenses increased mainly due to acquired warehouse in September 2018.

Net Losses

During the nine months ended September 30, 2019 and 2018, we incurred net losses of $1,820,002 and $1,641,641 respectively, due to the factors discussed above.

Liquidity and Capital Resources

Working Capital

	September 30, 2019	December 31, 2018
Current Assets	$3,080,972	$4,691,904
Current Liabilities	(337,625)	(211,976)
Working Capital	$2,743,347	$4,479,928

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

	For the Nine Months Ended September 30, 2019	For the Nine Months Ended September 30, 2018
Net cash used in operating activities	$(1,077,666)	$(1,139,589)
Net cash used in investing activities	(770,793)	(4,524,944)
Net cash provided by financing activities	152,617	9,911,592
Net change in cash	$(1,695,842)	$4,247,059

Cash Flows from Operating Activities

Our net cash outflows from operating activities of $1,077,666 for the nine months ended September 30, 2019 was primarily the result of our net loss of $1,820,002, and changes in our operating assets and liabilities. Our net cash outflows from operating activities of $1,139,589 for the nine months ended September 30, 2018, was primarily the result of our net loss of $1,641,641 and changes in our operating assets and liabilities.

We expect that cash flows from operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our net revenues and operating results, utilization of new revenue streams, collection of accounts receivable, and timing of billings and payments.

Cash Flows from Investing Activities

The Company purchased a warehouse in September of 2018 and had some additional improvement on the building and acquired a company in March 2019 resulting a cash outflow from investment activities of $770,793 and $4,524,944 for the nine months ended September 30, 2019 and 2018, respectively.

Cash Flows from Financing Activities

Our net cash inflow from financing activities of $152,617 for the nine months ended September 30, 2019 was primarily from proceeds from acquisition. Our net cash inflows from financing activities of $9,911,592 for the nine months ended September 30, 2018 was primarily for the issuance of subscription receivable and common stock. The Company had a private placement in June 2018.

Going concern

These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to repay its debt obligations, to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Recently, the Company has devoted a substantial amount of resources to research and development to bring the Ubiquitor and its mobile application to full production and distribution. For the nine months ended September 30, 2019, the Company had a net loss of $1,820,002 and negative cash flow from operating activities of $1,077,666. As of September 30, 2019 the Company also had an accumulated deficit of $5,823,460. These factors raise certain doubts regarding the Company’s ability to continue as a going concern. There are no assurances, however, that the Company will be successful in obtaining an adequate level of financing for the long-term development and commercialization of its Ubiquitor product.

Off Balance Sheet Arrangements

As of September 30, 2019, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation SK.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We were not subject to any legal proceedings during the nine months ended September 30, 2019 and there are currently no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

ITEM 1A.  RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

No shares or common stock were sold during the nine months ended September 30, 2019.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the nine-month periods ended September 30, 2019 or 2018.

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

Focus Universal Inc.

Dated: November 14, 2019	By:	/s/ Desheng Wang Desheng Wang Chief Executive Officer

Dated: November 14, 2019	By:	/s/ Duncan Lee Duncan Lee Chief Financial Officer

