Form 10-K
period 2019-12-31
FOCUS UNIVERSAL INC.
filed 2020-03-30
CIK 1590418

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

As of March 27, 2020, the date immediately preceding the filing of this Annual Report, the aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing price of the thinly-traded Over-The-Counter QB of $4.60 per share, at which the common equity was sold, was $188,414,809.

The number of shares outstanding of the registrant’s common stock, $0.001 par value, outstanding as of March [--], 2020: 40,959,741.

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

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully, and readers should not place undue reliance on our forward-looking statements. Forward-looking statements are based on management’s beliefs, estimates and opinions on the date the statements are made, and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

We are based in the City of Ontario, California, and were incorporated in Nevada in 2012. In December of 2013, we filed an S-1 registration statement that went effective on March 14, 2014. Since then our securities have been trading on the OTCQB Market.

Our website is www.focusuniversal.com. Our website and the information contained therein or connected thereto are not intended to be incorporated into this prospectus.

On October 21, 2015, Dr. Jennifer Gu and Dr. Edward Lee were appointed as directors of the Company. After such appointments, the Board of Directors consisted of Dr. Desheng Wang, Dr. Jennifer Gu and Dr. Edward Lee.

On April 2, 2018, Duncan Lee was appointed as the Chief Financial Officer of the Company.

On June 8, 2018, we announced the appointment of new board members of the Company, the majority of whom were independent: Sheri Lofgren, Sean Warren, Michael Pope, and Carine Clark. Our Board of Directors formed our Audit, Compensation, and Nominating Committees.

On July 26, 2018, our Board of Directors approved our submission of an application in compliance with the NASDAQ rules and regulations to list and trade our Company’s securities on the NASDAQ Capital Market. As of the date of this prospectus, our Company’s securities are not listed on the NASDAQ Capital Market.

On November 28, 2018, Sean Warren resigned as a member of the Board of Directors; and Greg Butterfield was appointed in his place. On December 1, 2018, Mr. Warren became a part-time consultant to the Company.

In late 2018, we purchased a manufacturing warehouse and office space addressed at 2311 E. Locust Court, Ontario, CA, 91761. The property consists of an industrial type, two-story building, with a total building area of 30,740 square feet. Ten thousand square feet will be utilized for office space; and 20,000 square feet will be utilized for warehouse space. The property includes 58 parking spaces. The purchase price for the property was approximately $4.62 million.

On March 15, 2019, the Company entered into a stock purchase agreement with Patrick Calderone, the CEO and owner of AVX, whereby the Company purchased 100% of the outstanding stock of AVX (the “AVX Acquisition”) for $890,716. The purchase price was structured as follows: (1) $550,000 payable in cash at closing; (2) $290,716 payable in 39,286 shares of the Company’s common stock issued upon closing; and (3) $50,000 payable in the form of a secured promissory note at 6% interest over 12 months secured by six shares of AVX common stock. In connection with the AVX Acquisition, Patrick Calderone also entered into a consulting agreement with the Company pursuant to which he will offer consulting and training services during the 12-month period following the closing of the AVX Acquisition. Since AVX is an installer of smart home products, and since we anticipate that our Ubiquitor device is capable of enhancing smart home installations, we believe that this is an ideal acquisition that will allow us to test new applications and the integration capabilities of our Ubiquitor device in smart homes.

On November 15, 2019, Dr. Edward Lee resigned as President and was appointed to be the Chairman of the Board of Directors.

Our Current Products and Services Include:

Scientific Instrument Research, Development and Sales

Industry Background and Overview

We believe that we have the potential to grow in the instrument sensor industry. Instrument sensors are devices specifically designed and constructed for sensing and measuring physical variables that are useful in: (i) industrial operations; (ii) environmental, commercial and medical applications; (iii) research and development in a variety of industries; and (iv) the daily lives of electronics consumers, including smart home products. Currently, we believe that instrument sensors have important applications in the fields discussed above and in modern science, having applications in both the industrial and educational fields. In recent years, significant progress has been made in instruments and instrumentation systems. With the technological advancements of integrated circuits, digital instruments are becoming increasingly more compact and accurate. Key market players in the instrument sensor industry include Thermo Fisher Scientific, Danaher Corporation, Mettler Toledo, Metrohm USA, Hanna Instruments, Agilent Technologies, and Perkin Elmer.

Instrumentation is a significant industry that covers a variety of industry fields, including commercial, industrial, military, medical, healthcare, scientific and daily life. Although it is difficult to estimate its market value, research for the McKinsey Global Institute estimates that by 2025 IoT applications could have a total economic impact of $11.1 trillion per year1 The IDC forecasts IoT spending will experience a compound annual growth rate (CAGR) of 13.6% over the 2017-2022 forecast period and reach over one trillion dollars in 2022.2 We believe the IoT is just a fraction of the instrumentation market.

Most modern instruments are digital; they are designed for measuring various physical quantities in objects and consist of the following functional components:

Traditional hardware-centered instrumentation systems are made up of multiple standalone instruments that are interconnected to carry out a determined measurement or control an operation. The multiple standalone instrumentation systems have fixed vendor-defined functionality, and the components that comprise the instruments are also fixed and permanently associated with each other. Different instruments provided by different vendors cannot be interoperated and interchanged. All software and measurement circuitry, packaged onto the traditional instrument, are provided with a finite list of fixed functionalities using the instrument’s front panel. Standalone electronic instruments are very powerful, but are large, expensive and cumbersome. They also require a lot of power and often have excessive amounts of features that are not user friendly. Users generally cannot extend or customize them. The knobs and buttons on the instrument, the built-in circuitry, and the functions available to the user, are specific to the nature and purpose of the instrument.

_____________________

1 Manyika, J. & Chui, M. (2015, July) By 2025, Internet of Things Applications Could Have $11 Trillion Impact. Fortune. Retrieved from https://www.mckinsey.com/mgi/overview/in-the-news/by-2025-internet-of-things-applications-could-have-11-trillion-impact.

2 Torchia, M. & Shirer, M. (2019, Jan 3) IDC Forecasts Worldwide Spending on the Internet of Things to Reach$745 Billion in 2019, Led by the Manufacturing, Consumer, Transportation, and Utilities Sectors. Retrieved from https://www.idc.com/getdoc.jsp?containerId=prUS44596319.

Virtual instruments represent a fundamental shift from traditional hardware-centered instrumentation systems to software-centered systems that exploit the computing power, productivity, display, and connectivity capabilities of popular desktop computers, smartphones, mobile devices and workstations. The functionality of these standalone instruments can be implemented in a digital environment by using computers, plug-in data-acquisition boards, and support software to implement the functions of the system. The plug-in data acquisition boards enable the use of the interface of analog signals on a computer, and the software allows programming of the computer to look and function as an instrument. The major advantage of virtual instrumentation is its flexibility. Changing function simply requires a modification of the supporting software, whereas the same change in a traditional system may require adding or substituting a standalone instrument, which is both more difficult and more expensive. Virtual instruments also offer advantages in displaying and storing information. Computer displays can show more colors and allow users to quickly change the format of displaying the data that is received by the instrument.

Instrument interoperability and connectivity allow devices to communicate and work with other instruments manufactured by different vendors, in a manner that requires the user to have little or no knowledge of the unique characteristics of those instruments. Traditional instrumentation systems, including traditional hardware-centered systems and software-centered virtual systems, are specifically designed, constructed and refined to perform one or more specific tasks. When manufacturers develop these instruments, they naturally seek ways to differentiate their products from those of their competitors. Most of the instruments on the market today come with a variety of connectivity technologies and do not have the built-in firmware and software to support the connectivity and interoperability of instruments. Even instruments from different vendors within in the same class are largely not compatible. Despite industry efforts to introduce a standard for instrument driver software technology, such efforts did not address hardware obsolescence as each manufacturer had their own hardware and none were compatible. Accordingly, current applications are limited to large, expensive test and measurement instruments.

Universal Smart Technology

We define universal smart technology as commercial technology with an integrated platform, which provides a unique and universal solution for test and measurement instrumentation systems made up of off-the-shelf parts. We have developed a universal sensor node and gateway system that uses the data processing capabilities of a computer or mobile device to display readings of multiple probe modules.

Our universal smart instrumentation technology is an advanced software- and hardware-integrated instrumentation platform that uses a large-scale modular design approach. The large-scale modular design approach subdivides instruments into a foundation component, a USIP, and architecture-specific components (sensor modules), which together replaces the functions of traditional instruments at a fraction of their cost. The USIP has an open architecture, incorporating a variety of individual instrument functions, sensors and probes from different industries and vendors. The platform features the ability to connect potentially thousands of different sensors or probes, addressing major limitations present in traditional hardware. We believe the platform represents a technological advancement in the IoT marketplace by integrating large numbers of technologies, including cloud technology, wired and wireless communication technology, software programming, instrumentation technology, artificial intelligence, power line communication and sensor networking into a single platform. The result of such integration is circuit designs that are orders of magnitude smaller, cheaper, and faster than discrete integrated circuit components constructed from scratch.

The USIP, which covers up to 90% of the instruments currently manufactured, consists of universal and reusable hardware and software. The universal hardware in the USIP may be a smartphone, computer or any mobile device that includes a display and hardware controls or software control surfaces. Our Ubiquitor is designed to be the universal data logger that acts as a bridge between the universal hardware and sensor modules. We call our USIP device the “Ubiquitor” due to its ability to measure and test a variety of electrical and physical phenomena such as voltage, current, temperature, pressure, sound, light, and humidity—both wired and wirelessly.

We have created and assembled prototype models of the Ubiquitor in limited quantities and plan to expand our assembly in 2020. Our prototype Ubiquitor utilizes a standard desktop computer with either MacOS or Windows OS or an Android- or iOS-based mobile device as a platform that communicates with a group of sensors or probes manufactured by different vendors in a manner that requires the user to have little or no knowledge of their unique characteristics. The data readout is displayed on the computer, smartphone, or tablet display in a program or application we have created for use with a Windows PC and are creating for use with a Mac. We are designing the application software (the “App”) to have a graphical representation of control and indicator elements common in real instruments, such as knobs, buttons, dials, and graphs, etc. Utilizing the Ubiquitor and the App, users and instrument manufacturers will be free to add, remove or change a sensor module for their special industrial or educational application without needing to create their own application software and design their own hardware. Our developers are designing and implementing a soft control touch screen interface that supports real-time data monitoring and facilitates instrument control and operation.

Recently, the Company has devoted a substantial amount of resources to research and development to bring the Ubiquitor and its App to full production and distribution. We anticipate that the sales and marketing involved with bringing the Ubiquitor to market will require us to hire a number of new employees in order to gain traction in the market. We intend to introduce the Ubiquitor in smart home installations to reduce costs and increase functionality, as well as implement the Ubiquitor device in greenhouses and other agricultural warehouses that require regulation of light, humidity, moisture, and other measurable scientific units required to create optimal growing conditions.

Our universal smart development protocol focuses not only on the design of the hardware and software modules but also on the design of the overall universal smart instruments system, guided by the structured, universal and modular principles. We will make our development open to industrial instrument manufacturers, software, and hardware developers.

Ubiquitor Universal Sensor Device

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

Acquisition of AVX

On March 15, 2019, the Company completed a transaction with Patrick Calderone to purchase 100% of the outstanding stock of AVX, an IoT installation and management company based in southern California.

AVX was established in 2000 with the goal of providing high-performance, easy-to-use Audio/Video, Home Theater, Lighting Control, Automation and Integration services for high-net-worth residential projects. AVX believes in designing from the ground up by working with designers, builders and other integrators, and has become an expert in making all systems integrate, creating CAD and line drawings for all electronic sub-systems and as-built drawings for completed projects. AVX brings decades of experience in the design and installation of distributed music, media rooms and home theaters with an emphasis on convenient and easy-to-operate control systems. AVX’s portfolio of integrated home automation and commercial security products and services allows customers to remotely control, monitor and manage their homes and commercial spaces from any smart device.

AVX’s primary customer base is made up of high-end contractors, designers and homeowners. AVX also provides services to commercial clients. The company is certified with high-end smart automation vendors mostly consisting of Crestron and Control4 to install full solutions for residential and commercial projects. In addition, AVX’s employees work with some of the most reputable brands in audiovisual and home entertainment. AVX also works with some of the best telephone, internet, security and other service providers to provide a total solution for its customers.

With the hiring of our COO Ian Patterson and our Director of Marketing Devesa Sarria, AVX will take a multi-pronged approach to growing the current business while adding divisions that promote customer service, commercial work and the deployment of new technology, such as our Ubiquitor.

While certain AVX projects may in some cases take 2-4 years to complete, we will begin to focus on smaller-scale projects that can produce equal revenue through multiple short-term projects. To accomplish this, we will move into a lower home cost threshold and work with both commercial and residential developers to add our products and services into spec homes and luxury condo builds. We will also branch into commercial smart buildings and adding technologies into built facilities.

To successfully market AVX’s products and services, we will rebuild our website, adding large amounts of additional content as well as a more user-friendly project interface to ensure the prospective client gets a full picture of the services provided. We will also launch Google ad campaigns coupled with industry sales sites, such as Angie’s List and Home Advisor, as well as a full-scale social media campaign.

Furthermore, we intend to scale AVX to ensure that we can compete for a larger market share, reaching outside the Los Angeles area. This scaling will be achieved with the growth of staff as well as through future acquisition and mergers.

We believe that integrating and applying our universal smart technology to the products and services currently offered by AVX will open up doors to introduce smart home technologies to an untouched market in middle class income brackets and neighborhoods, exponentially increasing our market share and revenue.  A universal smart centralized controller, combined with smart home sensor nodes, will replace almost all electronic controlling devices used in household electronics, including light and air conditioning, swimming pools, garage doors, sprinklers, motorized curtains, smoke detectors, carbon monoxide detectors, motion sensors, leak detectors, doorbells and surveillance cameras at a fraction of the cost. Successful launching of these products will also provide a strong case study for our universal smart technology. The AVX team will be responsible for the installation, integration and promotion of these products.

AVX currently services the Los Angeles market, primarily concentrating on residential projects. As of the date of this prospectus, AVX has several projects under contract at various stages of development. AVX plans to hire more technicians to handle the workload for new projects that are being negotiated. AVX also plans to expand its reach by diversifying its current marketing initiatives and increasing its operating and marketing budgets.

Strategy behind the AVX Acquisition

We believe that our Ubiquitor device could revolutionize the smart home market because there are so many applications that can be utilized in a smart home system, such as monitoring temperature, humidity, light, smoke, carbon monoxide levels, power usage and production, etc. In other words, all smart home products we install could share the same common universal central control in the Ubiquitor device. Currently, smart home automation consists of the installation of dozens of digital devices. Incorporating the Ubiquitor device into these home installations would allow the end user to do all of the work of these digital devices from one device. This will dramatically reduce the costs of smart home product installation.

Through our acquisition of AVX, we are planning to offer ordinary families an entire smart home product line at a fraction of the current market price. We have finished the design of smart lighting control, air conditioner, sprinkler, garden light control, garage door control and heating control. We are developing a swimming pool control device, smoke detector and carbon monoxide monitor. We believe these product lines could be completed within 6-12 months.

We plan to offer a complete line of smart products, designed by Focus Universal, and marketed and installed by AVX, in the $3,000 range. Where a family would likely choose not to put a $300,000 system in a $150,000 home, even if they could afford to do so, the same family could more easily welcome the product at the $3,000 price point. We believe smart home installation with the Ubiquitor product will include many more devices than the current systems offered by our competitors. By leveraging the integration of our new power line communication technology into the universal smart technology, the installation becomes much simpler and cost effective. Thus, we believe our system could reduce both product costs and installation costs.

Once successfully integrated, the Ubiquitor will be central to every smart home installation that AVX does. The Ubiquitor’s connectivity capabilities will allow for that system to be expanded in the future.

We hope to complete the design for the first hardware products, specifically, a surveillance camera and a doorbell, by the end of this year and believe we can begin to start installing these new shared distributed smart home products in the next few years. In another method to reduce costs, we plan to offer a zero down payment option for installation and charge a monthly subscription fee for these installations.

Notwithstanding the foregoing, should we be unable to successfully integrate the Ubiquitor into AVX’s smart home installations, the Ubiquitor will continue to be a flagship product of our Company that can be utilized for a variety of purposes in myriad other industries.

Other Traditional Handheld Meters

Filter and Handheld Meter Wholesaler

We are also a wholesaler of various digital, analog, and quantum light meters and filtration products, including fan speed adjusters, carbon filters and HEPA filtration systems. The global filtration market size was valued at $71.32 billion in 2018, growing at a CAGR of 4.9% through 2025 due to the rising amount of particulate matter owing to increasing pollution3 We source these products from manufacturers in China and then sell them to a major U.S. distributor who resells our products directly to consumers through retail distribution channels.

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

HEPA filtration device. We provide an organic air high-efficiency particulate arrestance (“HEPA”) filtration device at wholesale prices to distributors and retailers. Manufactured, tested, certified, and labeled in accordance with current HEPA filter standards, this device is targeted towards greenhouses and grow rooms and designed to keep insects, bacteria, and mold out of grow rooms. We sell these devices in various sizes.

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

_____________________

3Grand View Research. (2020, February) Filters Market Size, Share & Trends Analysis Report by Product (Fluid Filters, ICE Filters), by Application (Motor Vehicles, Industrial & Manufacturing, Consumer Goods Utilities), by Region, and Segment Forecasts, 2020-2027. Retrieved at: https://www.grandviewresearch.com/industry-analysis/filters-market.

The Internet of Things

The Internet of Things (IoT) is a system of interrelated devices that are connected to a network, exchanging data without necessarily requiring human-to-machine interaction. Examples include smart factories; smart home devices and systems; medical monitoring devices and systems; wearable technology devices, for example, fitness trackers; and smart city infrastructures. IoT devices are often called “smart” devices. This is because IoT devices typically have sensors and complex data analysis programs. IoT devices collect data using sensors and offer services to the user based on the analyses of the data and according to user-defined parameters.

Gartner forecasts that 25 billion connected things will be in use worldwide by 2021,4 and a new Business Insider Intelligence study predicts that the IoT market will grow to over $2.4 trillion annually by 2027.5 Global research projects the total installed base of IoT connected devices to amount to 21.5 billion worldwide by 2025.6

More specifically, the global industrial internet of things (IIoT) market, which we plan to enter, is expected to reach $949.42 billion by 2025, according to a new report by Grand View Research, Inc.7 Further, the IIoT market is projected to expand at a CAGR of 29.4% during the forecast period.8 Rising demand for machine-to-machine systems, the need to contextualize the operation of technology data, and a preference for predictive maintenance are the factors anticipated to drive the IIoT market growth. Having realized that IIoT can help in drastically improving functional efficacies, several companies across the globe are implementing predictive maintenance techniques based on smart sensors and compatible software. Predictive maintenance can particularly aid in limiting equipment downtime and improving the safety of the environment in which the system operates. The plummeting prices of sensors and data analytics software are also encouraging enterprises to adopt IIoT technologies. As such, a growing focus on investing in digital literacy rather than in infrastructure and the subsequent growth in investments in the adoption of advanced analytics tools is turning out to be another emerging trend among manufacturing entities.

The IIoT market continues to evolve in line with the rising preference for cloud integration coupled with the continued adoption of state-of-the-art data analytics tools and smart sensors for facility and inventory management and optimization of logistics and supply chain using smart metering. The IIoT market for agriculture end use is expected to grow considerably as the use of IIoT technology for applications, such as managing of water and soil levels, operating drones for field monitoring, livestock monitoring, precision farming, and managing smart greenhouses, gains traction. However, concerns over technology integration, interchangeability, and interoperability are some of the factors expected to the restrain IIoT market growth over the forecast period.

Assuming a 2025 market size of 75.44 billion devices, the design and production efficiencies of products become critical. We believe every device on the market and the software required to operate it is designed from scratch. In addition, we believe none of the devices on the market are compatible, interchangeable or interoperable outside of, at best, a single manufacturer’s ecosystem. As a result, the communication among such devices is either non-existent or is extremely difficult to accomplish. Thus, up to now, we believe the IoT is still in the early stages of its development.

We believe that the collective approach of designing hardware and manual software from scratch is unable to satisfy the increasing demand of IoT devices. Because we believe the demand will sharply increase in the coming months and years, we plan to take a different approach. By integrating IoT device hardware and software design, we hope we will have created the concept of universal smart technology.

Universal smart technology generalizes the IoT hardware design by introducing a common reusable foundation component – our proprietary Ubiquitor device. We hope that the Ubiquitor will integrate components common to IoT devices, such as displays, communication mechanisms, universal smart instrument operating systems, and architecture-specific components (that is, sensor modules). The Ubiquitor and the sensor modules together perform the functions of IoT instruments, and this combination is designed to replace the traditional IoT instrument at a fraction of their current market prices.

_____________________

4 Omale, G. (2018, November 7) Gartner Identifies Top 10 Strategic IoT Technologies and Trends. Gartner. Retrieved at: https://www.gartner.com/en/newsroom/press-releases/2018-11-07-gartner-identifies-top-10-strategic-iot-technologies-and-trends.

5 The Internet of Things 2020 Report. Business Insider Intelligence. Retrieved at: https://store.businessinsider.com/products/the-internet-of-things-report.

6 Statista Research Department. (2016, November 27) Internet of Things – Number of Connected Devices Worldwide 2015-2025. Retrieved at: https://www.statista.com/statistics/471264/iot-number-of-connected-devices-worldwide/.

7 Grand View Research “(2019, June). Industrial IoT Market Size Worth $949.42 Billion by 2025 | CAGR: 29.4%. Retrieved at: https://www.grandviewresearch.com/press-release/global-industrial-internet-of-things-iiot-market (last accessed October 4, 2019).

8 Id.

Essentially, universal smart technology recognizes that devices across the IoT market, including those from differing manufacturer ecosystems and even standalone devices, have tremendous commonality. However, design choices outside of this commonality prevent interoperability. We are attempting to develop universal smart technology to offer a hardware and software platform that utilizes the commonality found across devices and ecosystems to create a standard foundation upon which any device manufacturer can offer customization. This foundation cuts both software and hardware development times dramatically, while still offering product customization to a great degree. Moreover, a designer or manufacturer may proceed with customization with the knowledge that the resulting product will interoperate with any other device or ecosystem that uses universal smart technology as a foundation.

Parallel to the above development, we also intend to develop a software auto-design technology. When sensor modules are plugged into the Ubiquitor, the user interface parameters saved at the sensor modules would be sent to the Ubiquitor. From the Ubiquitor, the user interface parameters may be sent to a universal display, such as a smartphone or a computer. A universal smart instrument operating system saved on the universal display would automatically generate the user interface within milliseconds instead of such a display requiring months or years of software development work. On the sensor side of the system, we intend to develop a software algorithm that may be programed along with, and integrated into, the hardware, as the hardware design progresses. As a result, an embedded coding hardware engineer would be able to design both sensor module hardware and the user interface. Thus, a dedicated software engineer for software development would no longer be needed. By utilizing the universal smart instrument operating system, the hardware engineer would only need to provide the user interface parameters, rather than code the entire user interface. This technology would significantly improve the efficiency of the software design process.

Integration of the universal hardware design, software auto-design and Focus’s proprietary power line communication technology (discussed in greater detail below) would offer a cost effective and feasible solution to the IoT world. We hope to build the pilot IoT system consisting of approximately 1,000 sensor nodes by the end of 2019. The preliminary case studies of our technology suggest that the predicted design cycle reduction and accompanying cost savings may be as much as an order of magnitude better than the traditional IoT counterpart.

Universal smart technology can make use of integrated circuits. An integrated circuit, sometimes called a chip or microchip, is a semiconductor wafer on which thousands or millions of tiny resistors, capacitors, and transistors are fabricated. An integrated circuit can function as an amplifier, oscillator, timer, counter, computer memory, or microprocessor. The impact of integrated circuits on our lives has been enormous. Integrated circuits have become the principal components of almost all electronic devices. These miniature circuits have demonstrated low cost, high reliability, low power requirements, and high processing speeds compared to the vacuum tubes and transistors that preceded them. Integrated circuit microcomputers are now used as controllers in equipment such as machine tools, vehicle operating systems, and other applications where hydraulic, pneumatic, or mechanical controls were previously used. Because integrated circuit microcomputers are smaller and more versatile than previous control mechanisms, they allow the equipment to respond to a wider range of input and produce a wider range of output. They can also be reprogrammed without having to redesign the control circuitry.

However, integrated circuits are simply hardware – they do not have a software component. With the development of integrated circuit technologies, any circuit that may be possibly integrated has been integrated. Because integrated circuits lack an inherent software component, hardware engineers have to code custom-embedded software into the integrated circuits. With universal smart technology, it is our intention that only our standardized hardware and software can be integrated into the componentry. The current custom design or design-from-scratch approach results in circuits designed by different vendors or different engineers being incompatible, noninterchangeable and noninteroperable. These issues limit the degree of integration among traditional integrated circuits to the component level. Because the custom designed traditional IoT devices lack common circuitries, the traditional IoT devices are only capable of simple machine-to-machine communications. They are not able to share any hardware and software. Communications among the traditional IoT devices from different vendors is very difficult.

By integrating the common universal smart instrument operating system and universal smart technology into the integrated circuit design, we believe the degree of integration can be improved from the component level to the device level. We intend that the integrated circuits based on universal smart technology can function as standard, universal, off-the-shelf items. Once designed, there is no further design work required. We believe our universal IoT devices, including both the universal smart technology hardware and software, are substantially completed; thereby completely eliminating the need to design from scratch. In fact, the final design of our sensor modules is all that is required for a new IoT device that uses 90% of the common foundation of universal smart technology. The 90% common foundation used and shared in the design of universal IoT devices would result in a huge cost savings. Integrating the 90% common foundation into a single integrated circuit would also significantly increase the production efficiency and reliability. The soldered components in the traditional IoT devices will show less reliability due to the use of many components. We are working on the integrated circuit design based on universal smart technology. We believe that the universal IoT based on our proprietary universal smart technology, supported by wireless technology, will offer a feasible and cost-effective solution to the current IoT bottleneck.

Research and Development Efforts of Power Line Communication

Power Line Communication (“PLC”) is a communication technology that enables sending data over existing power cables. One advantage is that PLC does not require substantial new investment for its communications infrastructure, it utilizes existing power lines. These power lines form a distribution network that already penetrates in to every residential, commercial and industrial premises. Ideally, the power lines could be used to carry voice, data and video traffic. Given that the power grid is an established ubiquitous network, connectivity via PLC is potentially the most cost-effective, scalable interconnectivity approach for the internet of things. We believe PLC can be an integral part of our communication infrastructure for the IoT, which enables reliable, real-time measurements, monitoring and control. A large variety of appliances may be interconnected by transmitting data through the same wires that provide electrical energy.

Wireless networks allow multiple users to access large amounts of information without the hassle of running wires to and from each IoT device (See “Risk Factors” above). However, wireless networks are far from perfect; and there are a number of disadvantages that an individual or organization may face when using a wireless network. Thus, we hope that our proprietary power line communication technology could potentially offer a promising alternative to wireless networks.

PLC has been around for many years, leading some to believe that it is a mature technology. Current leaders in the industry include Siemens (Germany), Netgear (US), ABB (Switzerland), Ametek (US), Schneider Electric (France), General Electric (US), TP-Link Technologies (China), D-Link (Taiwan), Landis+Gyr (Switzerland), Nyx Hemera Technologies (Canada). Harsh electrical noise present on power lines and variations in equipment and standards make communications over the power grid difficult and present a number of fundamental challenges for data transfer. The primary design goal of the power line network is electric power distribution. It was not originally designed as a communication channel. Signals propagating along the power line are subjected to very large amounts of noise, attenuation, and distortion that make them erratic, with several attributes varying over time. PLC is susceptible to noise from devices linked to the power supply infrastructure, for example, fluorescent tube lights, drills, hair dryers, microwave ovens, computers, switch mode power supply, cellphone chargers, dimmers, refrigerators, televisions, washing machines, and vacuum cleaners. All the trials of PLC technology appear to have resulted in power companies and internet service providers deciding that the technology is mature, and, in its mature state, not viable as a means of delivering broadband internet access. The technological challenges have impeded, or even halted, progress.

We are performing research and development with the intention of inventing our own PLC technology that attempts to tackle two challenges: 1) overcoming interference caused by electronic noise on the power line system; and 2) bandwidth. Preliminary internal testing suggests that we have achieved noise rejection and interference suppression at five orders of magnitude better than the traditional PLC technology. This allows the communication range to increase from 100-200 meters to several kilometers, and the communication speed to also increase a factor of 100. Recently, during internal testing, we believe our technology shows robustness against noise and interference, with no detectable interference occurring when six industrial blowers, notorious for causing electrical noise, and a large air conditioning unit were connected to an electrical line passing a control signal. State of the art PLC technologies may offer sufficient bandwidth, but they cannot effectively deal with the interference of electric noise on the system. In our preliminary internal testing, we believe we have been able to increase bandwidth of 4 Mbits/s with the potential for more, while simultaneously effectively dealing with any interference. We have already begun design of a proprietary power line communication microchip and have set an intended launch date for 2020.

Since every room in residential and commercial structures already include multiple power outlets, the power line infrastructure represents an excellent network to share data among intelligent devices, specifically in the smart home installations that we are currently performing. Using PLC would mean that costly ethernet cable networks to carry network information could be eliminated, as the same signals may be carried on the existing power lines.

We plan to leverage the communications technology of PLC to enhance the Ubiquitor and make the Ubiquitor a central component of the smart home and gardening systems we are currently developing. The goal would be that our Ubiquitor would be used to send or receive control signals from a smart device, and control hundreds of devices in near real time. We intend to apply the same concept to commercial and industrial applications.

Also, we plan to design a full line of products for the gardening industry by integrating the Ubiquitor device into a gardening system. The system would include a light control node, temperature sensor, humidity sensor, digital light sensor, quantum PAR sensor, pH sensor, total dissolved solids (“TDS”) sensor and carbon dioxide sensor design. We believe the combination of these sensors would offer the same features as a combination of dozens or even hundreds of different instruments in the gardening industry. The Ubiquitor would be used to replace these devices and could offer another case study of the effectiveness of the application of universal smart technology to such systems.

The development of universal smart instruments and the IoT have a considerable amount of overlap, with the only difference being the number of sensor nodes involved. We plan to take advantage of this overlap and unify universal smart instruments and the IoT into a single system, building the IoT infrastructure for both residential and commercial uses and charging monthly subscription fees. End users will be able to plug any peripheral devices into the power outlet and enjoy the IoT connectivity throughout their home.

Eventually, we hope to establish five divisions to bring our technology together: 1) AVX with new shared distributed smart home products powered by the Ubiquitor; 2) an IT division in software machine design; 3) Universal Smart Instrumentation; 4) power line communication; and 5) an IoT division.

Strategy

Strategy and Marketing Plan

The Company’s plan to market the USIP to industry first, including key growth industries such as indoor agriculture. Once the technology is established there, the core technologies of universality and interoperability through a readily available device, such as a mobile device or smartphone, may be ported to products specifically intended for a consumer/residential market. While industrial markets are large, the consumer/residential market is even larger. This two-phase approach will allow for continuous and increasing revenue growth. Moreover, during the industrial phase, the Company can test and refine products to ensure that they are ready for the consumer market. In future phases, we plan to bring in additional technologies to bear that are in the early phases of research and development now. These technologies will both advance and support these core technologies of phases one and two. Again, these technologies are targeted to both the industrial and consumer markets, so that both areas will experience continued revenue growth.

These additional technologies include:

•	Next-generation IoT technology. The Company is creating IoT technology that is based on the universal smart technology established by the sensors network discussed above; and

•	Anti-interference power line communication (PLC) technology. The Company is developing new PLC technology that overcomes the problems caused by the electrical noise present on power line communication systems. This new technology is in the form of a PLC receiver that can reject noise interference, which enables an acceptable signal-to-noise ratio to be achieved, even using a relatively weak signal.

We have designed, manufactured, marketed and distributed our electronic measurement devices, such as temperature humidity meters, digital meters, quantum PAR meters, pH meters, TDS meters, and CO2 monitors, for many years, creating a broad and loyal customer base. The universal smart technology has been applied to our existing traditional devices and demonstrated significant functionality improvement and hardware cost savings. We believe hardware cost reductions of up to 90% have been achieved. Promoting universal smart technology and universal smart IoT devices are the focus of our future business.

Our major marketing focus is promoting our universal smart technology, including both the hardware and software, to traditional instrument manufacturers.

Different markets require different strategies. We divided our customers into a few segments to determine what specific marketing technique will reach each targeted group and what each group needs.

a) Our Existing Customer

To minimize the upfront cost of entering a market, we must choose our entry point carefully so as to find one that offers the least possible resistance, while at the same time opening doors into adjacent markets later on. It costs more to attract new customers than to retain and increase sales to our existing customer, Hydrofarm. Our universal smart instruments designed, developed and manufactured at current stage are targeting our existing customers. We have manufactured and distributed these traditional instruments for many years; however, we did not manufacture their corresponding controllers since all the research and development resources were focused on the development of universal smart technology.  The seven universal smart sensors have now been designed and manufactured.

Our current customer, Hydrofarm, is the largest distributor in the horticulture industry with roughly 50% of the market share in the U.S. horticulture industry.

All our current universal smart devices, including sensors and controllers, will be distributed to Hydrofarm. Smartphones can be used for display and control for all the sensors and controllers in the horticulture industry.   By the end of 2019, we developed all of the necessary sensors used in the gardening industry, including a light control node, temperature sensor, humidity sensor, digital light sensor, quantum PAR sensor, pH sensor, TDS sensor and carbon dioxide sensor and we finished all the circuit layouts for the pilot IoT system for the gardening industry (consisting of approximately 1,000 sensor nodes and controllers). We sent these circuit layouts to the manufacturer for production. However, due to the coronavirus, the production was delayed because of the closure of the manufacturers and suppliers. We also plan by the middle or third quarter of 2020 to market our newly developed Ubiquitor device to Hydrofarm, who we hope will market the device to its customers.

b) Online Customers

We intend to use traditional and specialized E-commerce outlets to help with our brand awareness online. By analyzing Amazon’s data, we plan to determine which traditional instruments have high selling volume and at a sensible price point. We would then sell directly to the consumers and industrial end-users. Future research and development will focus on integration of the sensors into the universal smart instruments which have existing markets.

c) Traditional Controller and Remote-Control Customers

Traditional controllers monitor and control their sensors through bi-directional communication implemented by hardware. The sensors or probes in controllers not only measure the physical environment but also give feedback to the input actuators that can make necessary corrections. They are expensive and require a corresponding monitor in which unidirectional communication is needed. For example, the traditional temperature meter may cost about $15 and a temperature controller may cost about $100. The wireless bi-directional communication supported by the smartphone or mobile device offers even bigger cost reduction in controller design and manufacturing. Traditional remote control is accomplished through hardware, with the proliferation of the smartphone, a lot of remote control applications can be replaced by the smartphone. Universal smart technology will also play an important role in the traditional control applications. Traditional controller users are one of highest profit margin customers of the universal smart technology.

d) Special Customers

For customers in which the instrument’s compatibility, interoperability and interchangeability, universality, upgradeability, expandability, scalability, and remote access ability are crucial, the universal wireless smart technology has several fundamental advantages over traditional instruments in terms of the hardware cost and functionality. End users not only enjoy the remote access of their sensors wirelessly but also save the cost of the hardware module which was replaced by the already purchased smartphone.

e) Traditional Instruments Manufacturers

We will first focus on our existing instruments and convert them into universal smart devices, then we will market them to our existing customers. This involves us not only turning our existing devices into universal smart devices but also upgrading our existing devices to their corresponding controllers and selling directly to our same customers.  We will continue transferring the traditional instruments to their corresponding universal smart ones and market them directly to the wholesalers. An inside sales team will be set up for the marketing work. There are roughly 30,000 different types of sensors or probes worldwide – too many for us to work on. We may consider simply selling the Ubiquitor directly to the instrument manufacturers and let them distribute it through their established platforms.

We are putting together an internal sales team in order to establish the marketing campaign for our sensor devices, including the Ubiquitor. We are also expanding the sales team for AVX because we believe that the Ubiquitor device will be integral to smart home installations.

We believe that universal smart technology will play a critical role for traditional industrial instrument manufacturers, as it is too expensive and difficult to develop industrial instrument sensors for medium or smaller companies or individual homes. The cost factor is the first consideration when deciding whether a company wants to develop universal smart technologies and implement them in their products.

Our goals over the next three years include:

•	Raise capital to move to full manufacturing and production for our Ubiquitor device;

•	Partner with manufacturers and promote the adoption of our Ubiquitor platform;

•	Acquire a stable market share of the sensor device market;

•	Continue performing research and development on power line communication technology;

•	Focus on building our smart home offerings so that we can reduce the cost of smart home implementation to focus on mass-production of smart home installation and implementation;

•	File additional patents to expand our intellectual property portfolio related to the many uses of our Ubiquitor device; and

•	File patents to protect our power line communication technique.

In order to achieve these goals, we intend to focus on the following initiatives:

•	Position the Ubiquitor product as the industry standard in universal sensor reading technology;

•	Establish strategic supply chain channels to facilitate efficient production operations; and

•	Communicate the product and service differentiation through direct networking and effective marketing.

Growth Strategy

Growth through Mergers and Acquisitions

Mergers and acquisitions (“M&A”) represent a significant part of our growth strategy because M&A can fill business gaps or add key business operations without requiring us to wait years for marketing and sales cycles to materialize. We have used with our acquisition of AVX, and in the future hope to continue to use M&A, to find and secure opportunities that will either: (i) achieve the objective of growth in our market segments; or (ii) provide an area of expansion that will add to the Company’s products and/or service lines in markets that we are currently not serving but could be if we had the appropriate expertise. The resulting combination of our existing products and services, adding new key personnel, and forming strategic partnerships through M&A will allow us to operate in new markets and provide new offerings to our existing market.

Acquiring key competitors may allow the addition of quality staff to our team. We hope these additions may include people with vast industrial knowledge, which can act as a catalyst to future growth. We will seek to target synergistic acquisitions in the same industry but in different geographic locations, which will allow us to actively compete on a regional or national scale in our IoT segment. If we target businesses in the same sector or location can hope to combine resources to reduce costs, eliminate duplicate facilities or departments, and increase revenue. We hope this will help us grow more quickly to maximize investor returns.

One of our key strategies to grow by acquisition is acquiring smaller businesses that focus on IoT installation technology (industrial or residential) and hopefully in the USIP or PLC industries.

Original Equipment Manufacturer (“OEM”) Engineering Consulting and Design Services

Universal smart technology is new to most electronic engineers and manufacturers. One way to promote our universal smart technology is to provide direct OEM engineering design consulting services to potential industrial customers. Direct, on-site consulting will educate our industrial consumers to understand the many ways our technology can be implemented in a variety of industrial capacities. We believe that we are well positioned to perform product design and perform engineering consulting services for any future OEM customers. We believe we can operate as a seamless extension of our customers’ engineering organizations and add scale, flexibility and speed to their design processes. We will not be able to offer such engineering consulting and design consulting services until the Ubiquitor is being produced and distributed. We believe that once the Ubiquitor is being produced and distributed, we will have hired and trained enough engineers to execute our consulting strategy. Due to the timeline for the Ubiquitor, we believe that the earliest we would feasibly be able to implement such consulting services would be the fourth quarter of 2020. We hope that through our engineering consulting services strategy that we will become our customers’ engineering partner at all stages of the design cycle so that we can effectively assist them in transforming ideas into production-ready products and accelerate time to market for our universal smart technology product segment.

Technology Licensing

We may also consider entering into licensing arrangements with our customers for our technology. We believe that once we educate our industrial consumers, that they may want to integrate our universal smart technology into their own technology through licensing agreements. We believe licensing our intellectual property may provide a revenue stream with no additional overhead, all while allowing us to retain proprietary ownership and creating long-term industrial consumers who rely on our products. By creating incentives, such as cost incentives, to license our IP rather than design their own technology, we believe potential customers could save design costs and create business development opportunities. Licensing may also allow us to rely on the expertise, capacity and skill of a licensee to commercialize our IP, which is especially valuable if we lack the infrastructure, financial resources and know-how to bring a product to market independently. We believe that licensing will not occur until the first quarter of 2021 due to the fact that we will need to have a team of our consulting engineers in place and working with any industrial consumers on product integration and will need time to establish such licensing agreements with potential customers.

Distribution Method

We intend to engage in relationships predominantly with standard U.S. component manufacturers and similar electronics providers who will then ship the unassembled parts to our Ontario, California facility where we will assemble the Ubiquitor devices. Afterwards, we would distribute our Ubiquitor devices to distributors and retailers directly and also ship directly to traditional industrial instrument manufacturers. We have a sales department operating out of our Ontario, California office and eventually plan to open a second sales department in China dedicated to promoting our technologies to local instrument manufacturers who can utilize our Ubiquitor devices in their manufacturing and other processes. We intend to market the Ubiquitor to industrial end-users through Hydrofarm, through direct business to business sales channels and also directly to consumers via internet marketing distribution platforms. For our quantum light meters, and air filtration products, we rely solely on Hydrofarm to distribute to end-users through its distribution channels.

Raw Materials

The electronic components used in the Ubiquitor are common and can be easily purchased through a variety of suppliers with little advance notice. We predominantly use large-scale manufacturers in the United States such as Texas Instruments and Intel for the major components. Other key suppliers we could consider include Analog Devices, Skyworks Solutions, Infineon, STMicroelectronics, NXP Semiconductors, Maxim Integrated, On Semiconductor, Microchip Technology and others. Production and assembly lines are also available worldwide if we needed to outsource or increase our capacity, though we intend to complete our assembly in our Ontario, California facility. On October 1, 2018, we entered into an agreement with Beijing Hengnar Technology Development Co., Ltd. to develop certain infrared online gas analyzer products that detect O2, CO, CO2, H2, Nox, SF6 and other gases for our digital light meter and filtration business segment.

Manufacturing and Assembly

We have an assembly facility in Ontario where we assemble the Ubiquitor from raw materials sourced predominantly in the United States. Our quantum light meters and handheld sensors are also manufactured in our Ontario, California facility. Our air filtration products are manufactured and assembled in China by a third-party contract manufacturer, Tianjin Guanglee.

Competitors

Sensor Node Industry

There are several competitors we have identified in the sensor node industry, including traditional instruments or devices manufacturers such as Hanna Instruments or Extech Instruments.

Hach developed and launched the SC1000 Multi-parameter Universal Controller, a probe module for connecting up to 32 digital sensors or analyzers. However, their products are not compatible with smart phones yet; and we believe their price point is still prohibitive to consumers.

Monnit Corporation offers a range of wireless and remote sensors. Many of Monnit’s products are web-based wireless sensors that usually are not portable because of their power consumption. Also, the sensors’ real-time updates are slow; and we believe security of the web-based sensor data acquisition may be a concern. In addition to purchasing the device, consumers usually have to pay a monthly fee for using web-based services.

IoT Installation Industry

There are several companies that compete with AVX in smart home installations, including Vivint Smart Home, Creston and Control4. However, we believe we can distinguish ourselves from our competitors by offering a substantially lower price. An installation by Crestron ranges from $100,000 to $500,000 and Control4 ranges from $20,000-$40,000. The cheapest competitor is Vivint Smart Home, which costs less than $5,000 to install; however, we understand that the Vivint Smart Home focuses on their security system only and the user has no other smart applications, which our smart home product line would include.

Air Filtration Systems and Meter Products Industry

The air filtration system and meter products industry is a niche industry. The global industrial air filtration market was valued at $11.6 billion in 2018 and analysts expect it to register a CAGR of 6.7% from 2019 to 2025 because of the industrial need to control air quality across a range of industries.9 Air purification methods are an effective way to control contaminants and improve indoor air quality and as a result, many national and local governments overseeing indoor air quality and other emissions are enacting stricter workforce health and safety regulations in this area, which drives demand. One of our competitors, Donaldson Company, Inc., an air filtration company, announced in its SEC filings that on October 18, 2018 it acquired BOFA International LTD (“BOFA”), headquartered in the United Kingdom, for $98.2 million less cash acquired of $2.2 million. BOFA manufactures systems across a range of air filtration applications.

We are not trying to compete with traditional instruments or device manufacturers because we plan to utilize our Ubiquitor device in conjunction with our generic instrument’s smartphone application, which we believe will be a completely different product category.

Patent, Trademark, License and Franchise Restrictions and Contractual Obligations and Concessions

On November 4, 2016, we filed a U.S. patent application number 15/344,041 with the USPTO. On March 5, 2018, we issued a press release announcing that the USPTO had issued an Issue Notification for U.S. Patent Application No. 9924295 entitled “Universal Smart Device,” which covers a patent application regarding the Company’s Universal Smart Device. The patent was granted on March 20, 2018.

Pursuant to recent research and development efforts, we recently received an issue notification from the USPTO for an application filed on June 2, 2017 that is a process for improving the spectral response curve of a photo sensor. The small and cost-effective multicolor sensor and its related software protected by the potential patent we believe could achieve a spectral response that approximates an ideal photo response to measure optical measurement. The patent was issued on February 26, 2019.

In addition, we have been awarded a notice of allowance for a patent from the USPTO for a patent application we filed on March 12, 2018 as application No. 15/925,400. The patent title is a “Universal Smart Device,” which is a universal smart instrument that unifies heterogeneous measurement probes into a single device that can analyze, publish, and share the data analyzed. The issue fee was paid on March 14, 2019.

Research and Development Activities

As of December 31, 2019, we spent a total of $255,232 on research and development activities.

Compliance with Environmental Laws

We are not aware of any environmental laws that have been enacted, nor are we aware of any such laws being contemplated for the future, that impact issues specific to our business.

_____________________

9 Grand View Research. (2020, February). Industrial Air Filtration Market Size, Share & Trends Analysis Report, by Product, by End Use (Cement, Food, Metals, Power, Pharmaceutical, Agriculture, Paper & Pulp and Woodworking, Plastic), by Regionk and Segment Forecasts, 2020-2027. Retrieved at: https://www.grandviewresearch.com/industry-analysis/industrial-air-filtration-market.

Employees

As of the date of this annual report we have twenty-one full-time employees and one part-time employee. The Company’s Chief Executive Officer and Secretary is Dr. Desheng Wang, and our Chief Financial Officer is Duncan Lee. Our officers and directors are responsible for planning, developing and operational duties, and will continue to be so throughout the early stages of our growth. Three full-time employees are working in the warehouse orchestrating the development and distribution of our sensor devices as well as our filters.

Legal Proceedings

We are not a party to any legal proceedings.

Reports to Securities Holders

We provide an annual report that includes audited financial information to our shareholders. We make our financial information equally available to any interested parties or investors through compliance with the disclosure rules for a small business issuer under the Exchange Act. We are subject to disclosure filing requirements including filing Form 10-K annually and Form 10-Q quarterly. In addition, we will file Form 8-K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549.

The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1A. RISK FACTORS

Risks related to our Business and Industry

We have a limited operating history and a history of operating losses, and we may not be able to sustain profitability. In addition, we may be unable to continue as a going concern.

We were incorporated on December 4, 2012, and as of December 31, 2019, we had an accumulated deficit of $7,179,001. We have a limited operating history upon which an evaluation of our future success or failure can be made. Additionally, if we are not successful in growing revenues and controlling costs, we will not maintain profitable operations or positive cash flow, and even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Absent a significant increase in revenue or additional equity or debt financing, we may not be able to sustain our ability to continue as a going concern.

Because we have a limiting operating history with positive revenues, you may not be able to accurately evaluate our operations.

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

We require significant funding to develop, manufacture and market our Ubiquitor wireless sensor.

We may ultimately require up to $20 million to fund the development, manufacturing, assembly and marketing strategy for our product. Once we achieve this fund-raising goal, we intend to position ourselves in the small device market, establishing the price at below a few hundred dollars. Due to superior functionality and low price, we expect to capture this section of the market fairly easily. Once our product and service matures, and the Company becomes better known, we believe we could gain market share in the high-end market. None of this will be possible if we fail to obtain the funding we require. There is no guarantee that additional funding can be obtained on favorable terms, if at all.

We depend on key personnel.

Our future success will depend in part on the continued service of key personnel, particularly, Desheng Wang, our Chief Executive Officer, and the Chairman of our Board, Edward Lee.

If any of our directors and officers choose to leave the company, we will face significant difficulties in attracting potential candidates for replacement of our key personnel due to our limited financial resources and operating history. In addition, the loss of any key employees or the inability to attract or retain qualified personnel could delay our plan of operations and harm our ability to provide services to our current customer, Hydrofarm, and harm the market’s perception of us.

Regulatory actions could limit our ability to market and sell our products.

Many of our products and the industries in which they are used are subject to U.S. and foreign regulation. Government regulatory action could greatly reduce the market for our Ubiquitor device and for smart home installation. For example, the power line medium, which is the communications medium that could be used by some of our products, is subject to special regulations in North America, Europe and Japan. In general, these regulations limit the ability of companies such as ours to use power lines as a communication medium. In addition, some of our competitors have attempted or may attempt to use regulatory actions to reduce the market opportunity for our products or to increase the market opportunity for their own products.

We outsource our product manufacturing and procurement, decreasing quality, reliability and protectability.

We assemble our Ubiquitor devices by using fully manufactured parts, the manufacturing of which has been fully outsourced. We have no direct control over the manufacturing processes of our products. This lack of control may increase quality or reliability risks and could limit our ability to quickly increase or decrease production rates.

Our business operations and financial performance may be affected by the recent coronavirus outbreak in China.

The recent outbreak of coronavirus in China is spreading globally and is expected to adversely affect the economic conditions throughout the world. The outbreak has slowed the economic growth in China and in the United States. With the spread of the Coronavirus to the United States and other countries, it is unclear how economic activity and workflows might be impacted on a worldwide basis. Many employers in the United States are requiring their employees to work from home or not come into their office. If the outbreak continues and conditions worsen, we may experience a disruption in our supply chain as well as a decline in sales activities and customer orders. The impact of the Coronavirus on our operations is uncertain at this time, but we do know that one of our manufacturers experienced a closure of unknown duration. Given the rapidly changing situation related to this pandemic, we believe it could have a material adverse effect on our business, financial conditions and results of operations.

We outsource the manufacturing of key elements of our quantum light meters and air filters to a single manufacturing partner, with whom we do not have a formal contractual relationship.

We outsource the manufacture of our quantum light meter and air filtration devices to a single contract manufacturer, Tianjin Guanglee Technologies Ltd. (“Tianjin Guanglee”). If Tianjin Guanglee’s operations are interrupted or if Tianjin Guanglee is unable to meet our delivery requirements due to capacity limitations or other constraints, we may be limited in our ability to fulfill new customer orders, and we may be required to seek new manufacturing partners in the future. Tianjin Guanglee has limited manufacturing capacity, is itself dependent upon third-party suppliers and is dependent on trained technical labor to effectively create components making up our devices or to repair special tooling. In addition, as of the date of this annual report, we do not have a formal development and manufacturing agreement under which we and Tianjin Guanglee operate. Although we continue to operate under the terms of an oral agreement, and we believe there are a multitude of manufacturers that could quickly replace Tianjin Guanglee, our manufacturing operations could be adversely impacted if we are unable to enforce Tianjin Guanglee’s performance.

Our potential inability to adequately protect our intellectual property during the outsource manufacturing of our filtration products in China could negatively impact our performance.

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

The size and future growth in the market for our Ubiquitor device or our power line communication technology under development has not been established with precision and may be smaller than we estimate, possibly materially. If our estimates and projections overestimate the size of this market, our sales growth may be adversely affected.

Our estimates of the size and future growth in the market for our Ubiquitor device or our power line communication technology under development is based on a number of internal studies, reports and estimates. In addition, our internal estimates are based in large part on current feedback from clients using current generation technology and our belief is that the use and implementation in the United States and worldwide will be extensive. While we believe we are using effective tools in estimating the total market for Ubiquitor device or our power line communication technology, these estimates may not be correct and the conditions supporting our estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors. The actual demand for our products or competitive products, could differ materially from our projections if our assumptions are incorrect. As a result, our estimates of the size and future growth in the market for Ubiquitor device or our power line communication technology may prove to be incorrect. If the demand is smaller than we have estimated, it may impair our projected sales growth and have an adverse impact on our business.

If we are unable to properly forecast future demand of our products, our production levels may not meet demands, which could negatively impact our operating results.

Our ability to manage our inventory levels to meet our customer's demand for our products is important for our business. Our production levels and inventory management are based on demand estimates six to twelve months forward taking into account supply lead times, production capacity, timing of shipments, and dealer inventory levels. If we overestimate or underestimate demand for any of our products during a given season, we may not maintain appropriate inventory levels, which could negatively impact our net sales or working capital, hinder our ability to meet customer demand, or cause us to incur excess and obsolete inventory charges.

Demand for our Ubiquitor product may be affected by new entrants who copy our products and/or infringe on our intellectual property.

The ability to protect and enforce intellectual property rights varies across jurisdictions. An inability to preserve our intellectual property rights may adversely affect our financial performance. Competitors and others may also initiate litigation to challenge the validity of our intellectual property or allege that we infringe their intellectual property. We may be required to pay substantial damages if it is determined our products infringe on their intellectual property. We may also be required to develop an alternative, non-infringing product that could be costly and time-consuming, or acquire a license on terms that are not favorable to us. Protecting or defending against such claims could significantly increase our costs, divert management’s time and attention away from other business matters, and otherwise adversely affect our results of operations and financial condition.

Internal system or service failures, including as a result of cyber or other security incidents, could disrupt business operations, result in the loss of critical and confidential information, and adversely impact our reputation, our business, financial condition, results of operations and cash flows. Our connected products potentially expose our business to cybersecurity threats.

The Ubiquitor is a connected product and potentially exposes our business to cybersecurity threats. As a result, we could be subject to systems, service or product failures, natural disasters, power shortages or terrorist attacks, but also from exposure to cyber or other security threats. Global cybersecurity threats and incidents can range from uncoordinated individual attempts to gain unauthorized access to our systems to sophisticated and targeted measures known as advanced persistent threats directed at our products, our customers and/or our third-party service providers, including cloud providers. There has been an increase in the frequency and sophistication of cyber and other security threats we face, and our customers are increasingly requiring cyber and other security protections and standards in our products, and we may incur additional costs to comply with such demands.

The potential consequences of a material cyber or other security incident include financial loss, reputational damage, negative media coverage, litigation with third parties, which in turn could adversely affect our competitiveness, business, financial condition, results of operations and cash flows.

Our sensor segment is subject to risks associated with operations that have a concentration of customers.

We only have one customer, Hydrofarm, who resells our digital light meters and sensors. There is no guarantee that this customer will remain solvent, and/or continue with the Company as it has in the past. Consequently, if we were to lose this customer, a material portion of our revenues in our sensor and digital light meter segment would be lost.

Our air filtration business segment could experience price fluctuations in raw materials, availability problems, and volatile demand.

The principal raw materials that we use are filter media, activated carbon, perforated metal sheet, and certain other petroleum-based products, like plastics, rubber, and adhesives. Our cost of filter media can experience price fluctuations. Larger competitors can enter into selective supply arrangements with major suppliers that reduce medium-to-long-term volatility in costs. We cannot guarantee purchases in the volume that justifies such selective supply arrangements. Thus, we could be subject to price volatility.

Prices and availability for the electronic parts and plastics we need to assemble the Ubiquitor could fluctuate.

The principal raw materials that we use for our Ubiquitor device are standard industrial electronics parts and plastics that are generally easily available through a variety of U.S. domestic and foreign manufacturers. Such raw materials can experience price fluctuations due to a variety of factors, such as tariffs, import/export fees and delays, and availability. If there is scarcity, then larger competitors could be given purchasing priority with major suppliers that could make it so smaller companies like us experience volatility in costs and/or availability issues. Also, since we have not yet manufactured in large numbers, our management team might not have the expertise to mitigate such price fluctuations or availability concerns. Thus, suppliers could stop selling to us because of demand. Even though it is possible to find alternative suppliers, changing to new suppliers could delay production and affect the quality of certain products.

Changes in tariffs, import or export restrictions, Chinese regulations or other trade barriers may reduce gross margins.

We currently source products from manufacturers in China, including digital, analog, and quantum light meters, filtration products and certain components for our Ubiquitor device. Currently, the prices we offer to Hydrofarm are FOB (Free on Board) China. Only the cost of delivering the goods to the nearest port is included and Hydrofarm is responsible for the shipping from China and responsible for all other fees, including tariffs, associated with delivering the goods to the ultimate destination. If Hydrofarm changes the term to CIF (Cost, Insurance, and Freight) United States, then we would be responsible for the shipping costs and the tariff costs, which may reduce our gross margin. Thus, we may incur increases in costs due to changes in tariffs, import or export restrictions, other trade barriers, or unexpected changes in regulatory requirements, any of which could reduce our gross margins. Moreover, volatile economic conditions may impact the ability of our suppliers to make timely deliveries; and in the event that a supplier fails to make a delivery, there is no guarantee that we will be able to timely locate an alternative supplier of comparable quality at an acceptable price.

Since the beginning of 2018, there has been increasing rhetoric, in some cases coupled with legislative or executive action, from several U.S. and foreign leaders regarding tariffs against foreign imports of certain materials. It is difficult to anticipate the impact on our business caused by the proposed tariffs or whether the proposed changes in tariffs will materialize in the future. Given the relatively fluid regulatory environment in China and the United States, there could be additional tax, tariffs or other regulatory changes in the future. Any such changes could directly and materially adversely impact our business, financial condition, and operating results.

Our failure to respond to rapid change in the technology markets could cause us to lose revenue and harm our competitive position.

Our future success will depend significantly on our ability to develop and market new products that keep pace with technological developments and evolving industry standards for technology. We are currently developing products, including our Ubiquitor device, universal smart monitors and controllers, distributed shared universal smart home products, and smart products for the gardening industry, for MacOS, PC, as well as mobile operating systems such as Android and iOS, that transmit data over Wi-Fi signals, cellular signals, Bluetooth, certain power line systems, traditional wired systems, and other radio frequency systems that enable data transmission. Our delay or failure to develop or acquire technological improvements, adapt our products to technological changes or provide technology that appeals to our customers may cause us to lose customers and may prevent us from generating revenue which could ultimately cause us to cease operations.

Our business depends on our ability to keep manufacturing costs low; and we may lack the expertise necessary to negotiate and maintain favorable pricing, supply, business and credit terms with our potential vendors.

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

Since wireless networks are susceptible to interference and other limitations, and one advantage of our Ubiquitor device is that it can connect to wireless networks as one way to transmit data, wireless network limitations may reduce the competitive advantage of the Ubiquitor in the marketplace.

Our Ubiquitor relies on both wired and wireless networks to transmit data, which is a major advantage of the Ubiquitor device. Wireless networks allow multiple users to access large amounts of information without the hassle of running wires to and from each IoT device. However, wireless networks have technological limitations and there are a number of disadvantages that our Ubiquitor device may face when using a wireless network. Wireless networks are typically expensive; it can cost up to four times more to set up a wireless network than to set up a wired network. The range of a wireless network is limited, and a typical wireless router will only allow individuals located within 150 to 300 feet to access the network. Wireless networks are extremely susceptible to interference from radio signals, radiation and other similar types of interference. Such interference may cause a wireless network to malfunction. Wireless networks can be accessed by any IoT device within range of the network’s signal so information transmitted through the network (including encrypted information) may be intercepted by unauthorized users. Wireless networks are typically slower than wired networks, sometimes even up to 10 times slower. Walls and floors can seriously limit the range of your wireless network. Since wireless networks have severe limitations, these limitations may reduce the competitive advantage that the Ubiquitor provides in the marketplace which might prevent widespread adoption.

Demand for our products is uncertain and depends on our currently unproven ability to create and maintain superior performance.

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

The size and future growth in the market for our Ubiquitor device or our power line communication technology under development has not been established with precision and may be smaller than we estimate, possibly materially. If our estimates and projections overestimate the size of this market, our sales growth may be adversely affected.

Our estimates of the size and future growth in the market for our Ubiquitor device or our power line communication technology under development is based on a number of internal studies, reports and estimates. In addition, our internal estimates are based in large part on current feedback from clients using current generation technology and our belief is that the use and implementation in the United States and worldwide will be extensive. While we believe we are using effective tools in estimating the total market for Ubiquitor device or our power line communication technology, these estimates may not be correct and the conditions supporting our estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors. The actual demand for our products or competitive products, could differ materially from our projections if our assumptions are incorrect. As a result, our estimates of the size and future growth in the market for Ubiquitor device or our power line communication technology may prove to be incorrect. If the demand is smaller than we have estimated, it may impair our projected sales growth and have an adverse impact on our business

If we are unable to properly forecast future demand of our products, our production levels may not meet demands, which could negatively impact our operating results.

Our ability to manage our inventory levels to meet our customer's demand for our products is important for our business. Our production levels and inventory management are based on demand estimates six to twelve months forward taking into account supply lead times, production capacity, timing of shipments, and dealer inventory levels. If we overestimate or underestimate demand for any of our products during a given season, we may not maintain appropriate inventory levels, which could negatively impact our net sales or working capital, hinder our ability to meet customer demand, or cause us to incur excess and obsolete inventory charges.

The Ubiquitor device could fail to gain traction in the marketplace for a number of reasons that would adversely impact our financial results and cause our investors to lose money.

Future rollout of the Ubiquitor entail numerous risks such as:

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

Our Ubiquitor device greatly depends on the growth and adoption of theIoT market, and other next-generation internet and smartphone-based applications.

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

There is a risk that the market will not adapt to using the smartphone readout as a substitute platform for sensor devices, causing our products to fail in the marketplace.

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

There is also a risk of failure based on the wireless transmission of data used by our smartphone platform. If there is instability in a wireless network, Bluetooth sensor, or other network problems that are out of our control, our new platform may not be well received. Our smartphone platform relies on the wireless transmission of data through Wi-Fi networks and Bluetooth sensors. These networks are often deemed less secure than a hard-wired network. The security of a wireless network is often out of our control. However, any breach of security could result in the market and sensor device manufacturers to fail to embrace our platform.

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

The production, marketing and sale of digital products have inherent risks of liability in the event of product failure or claim of harm caused by product operation. Furthermore, even meritless claims of product liability may be costly to defend against. We do not currently have product liability insurance for our products. We may not be able to obtain this insurance on acceptable terms or at all. Because we may not be able to obtain insurance that provides us with adequate protection against all or even some potential product liability claims, a successful claim against us could materially deplete our assets. Moreover, even if we are able to obtain adequate insurance, any claim against us could generate negative publicity, which could impair our reputation and adversely affect the demand for our products, our ability to generate sales and our profitability. For the products we sell through Hydrofarm, we also do not carry product liability insurance. It is our management’s position that these handheld battery-operated products do not carry substantial product liability risk and to the extent there are any product liability risks, such risks are born by Hydrofarm, who does carry product liability insurance coverage for the products we provide to them and they sell to their customers. However, it is possible that we could face liability in a products liability lawsuit for manufacturing defects or defective design since we design or manufacture the products sold by Hydrofarm.

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

We may not be able to identify suitable acquisition targets or otherwise successfully implement a growth strategy reliant on mergers and acquisitions.

In order to expand our business, we hope to pursue mergers and acquisitions to acquire new or complementary businesses, services or technologies. We expect to continue evaluating potential strategic acquisitions of businesses, services and technologies. However, we may not be able to identify suitable candidates, negotiate appropriate or favorable acquisition terms, obtain financing that may be needed to consummate such transactions or complete proposed acquisitions. Any such future mergers and acquisitions would be accompanied by the risks commonly encountered in acquisitions of companies, including, among other things, the difficulty of integrating the operations and personnel of the acquired companies; the potential disruption of the Company’s ongoing business; the inability of management to incorporate successfully acquired technology and rights into the Company’s services and product offerings; additional expense associated with amortization of acquired intangible assets; the maintenance of uniform standards, controls, procedures and policies; and the potential impairment of relationships with employees, customers and strategic partners.

Our growth strategy includes licensing our intellectual property, and we run the risk that a licensee could become a competitor.

As part of our growth strategy, we anticipate licensing our intellectual property. Licensing our intellectual property could potentially damage our business if a licensee becomes a competitor, especially once the statutory rights to our intellectual property have expired or the licensing arrangement with a licensee has terminated. A licensee could develop modifications of our intellectual property and choose to compete with us in the marketplace. Litigation may be necessary to protect our rights to our intellectual property. Even if we are successful, litigation could result in substantial costs and be a distraction to our management team. If we are not successful, we could lose valuable intellectual property rights.

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

Only two officers have public company experience on our management team which could adversely impact our ability to comply with the reporting requirements of U.S. securities laws.

Amongst our officers, only Dr. Wang, our CEO, and Duncan Lee, our CFO, have public company experience. Our CEO and CFO are ultimately responsible for complying with federal securities laws and making required disclosures on a timely basis. Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our ability to comply with the reporting requirements of the Securities Exchange Act of 1934, as amended, which is necessary to maintain our public company status. If we were to fail to fulfill those obligations, our ability to continue as a U.S. public company would be in jeopardy in which event you could lose your entire investment in our Company.

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

We have concluded that we have not maintained effective internal control over financial reporting through the year ended December 31, 2019 and December 31, 2018. Significant deficiencies and material weaknesses in our internal control could have material adverse effects on us.

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

In connection with the audit of our financial statements as of and for the year ended December 31, 2019 and 2018, we identified significant deficiencies in our internal control over financial reporting and a general understanding of U.S. GAAP. As such, there is a reasonable possibility that a misstatement of our financial statements will not be prevented or detected on a timely basis.

As we have thus far not needed to comply with Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes Oxley Act” or “SOX”), neither we nor our independent registered public accounting firm has performed an evaluation of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. In light of the deficiency, we believe that it is possible that certain control deficiencies may have been identified if such an evaluation had been performed.

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

One of our Directors owns 35.14% of the outstanding shares of our common stock as of the date of this annual report. Accordingly, Directors have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets. They also have the power to prevent or cause a change in control. The interests of our directors may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

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

We are a smaller reporting company with limited resources. Therefore, we cannot assure investors that we will be able to maintain effective internal controls over financial reporting based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company has deficiencies over financial statements recording in areas of recording revenue and expenses in proper cut off as well as proper classification of accounts. For these reasons, we are considering the costs and benefits associated with improving and documenting our disclosure controls and procedures and internal controls and procedures, which includes (i) hiring additional personnel with sufficient U.S. GAAP experience and (ii) implementing ongoing training in U.S. GAAP requirements for our CFO and accounting and other finance personnel. If the result of these efforts are not successful, or if material weaknesses are identified in our internal control over financial reporting, our management will be unable to report favorably as to the effectiveness of our internal control over financial reporting and/or our disclosure controls and procedures, and we could be required to further implement expensive and time-consuming remedial measures and potentially lose investor confidence in the accuracy and completeness of our financial reports which could have an adverse effect on our stock price and potentially subject us to litigation.

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

Risks Related to the Ownership of our Commons Stock

There is a very limited public (trading) market for our common stock and; therefore, our investors may not be able to sell their shares and the price of our common stock may fluctuate substantially.

Our common stock is listed on the over-the-counter exchange, and is thinly traded. As a result, stockholders may be unable to liquidate their investments, or may encounter considerable delay in selling shares of our common stock. If an active trading market does develop, the market price of our common stock is likely to be highly volatile due to, among other things, the nature of our business and because we are a thinly-traded public company. Further, a few individual stockholders dominate our shares. The limited trading volume subjects the price of our common stock to manipulation by one or more stockholders and will significantly limit the number of shares that one can purchase or sell in a short period of time. The market price of our common stock may also fluctuate significantly in response to the following factors, most of which are beyond our control:

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

In 2018, we registered 19,904,706 shares of our common stock for more than 300 shareholders, which is substantially more than the 15,718,309 shares of common stock that are currently free trading. Any increase in freely trading shares, or the perception that such shares will or could come onto the market could have an adverse effect on the trading price of the stock. No prediction can be made as to the effect, if any, that sales of these shares, or the availability of such shares for sale, will have on the market prices prevailing from time to time. Nevertheless, the possibility that substantial amounts of common stock may be sold in the public market may adversely affect prevailing market prices for our common stock and could impair our ability to raise capital through the sale of our equity securities or impair our shareholders’ ability to sell on the open market.

You could be diluted from our future issuance of capital stock and derivative securities.

As of December 31, 2019, we had 40,959,741 shares of common stock outstanding and no shares of preferred stock outstanding. We are authorized to issue up to 75,000,000 shares of common stock and no shares of preferred stock. To the extent of such authorization, our Board of Directors will have the ability, without seeking stockholder approval, to issue additional shares of common stock or preferred stock in the future for such consideration as the Board of Directors may consider sufficient. The issuance of additional common stock or preferred stock in the future may reduce an investor’s or potential investor’s proportionate ownership and voting power.

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

If our existing stockholders sell substantial shares of our common stock in the public market, then the market price of our common stock could decrease significantly. The perception in the public market that our stockholders might sell shares of common stock also could depress the market price of our common stock. There are approximately 40,959,741 shares of our common stock outstanding, of which approximately 15,718,309 shares are currently freely tradable.

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

There has been a limited trading market for our common stock to date and it may continue to be the case even once our common stock is listed on NASDAQ.

There has been limited trading volume in our common stock, which is currently quoted on the OTCQB and traded under the symbol “FCUV.” Once our shares of common stock are listed on NASDAQ, there may still be a limited trading market for our common stock. A lack of an active market may impair the ability of our stockholders to sell shares at the time they wish to sell or at a price that they consider favorable. The lack of an active market may also reduce the fair market value of our common stock, impair our ability to raise capital by selling shares of capital stock and may impair our ability to use common stock as consideration to attract and retain talent or engage in business transactions (including mergers and acquisitions).

Once our shares of common stock are listed on NASDAQ, we may not be able to maintain the continued listing standards.

NASDAQ requires companies to fulfill specific requirements in order for their shares to continue to be listed. There is no guarantee that our common stock will maintain NASDAQ continued listing standards and we may be delisted. If our common stock is delisted from NASDAQ, our shareholders could find it difficult to sell their common stock.

In the event that the shares of our common stock were to be delisted from NASDAQ, we expect that it would be traded on the OTCQB or OTCQX, which are unorganized, inter-dealer, over-the-counter markets that provide significantly less liquidity than NASDAQ or other national securities exchanges. Thus, a delisting from NASDAQ may have a material adverse effect on the trading and price of our common stock.

If we are unable to maintain compliance with NASDAQ continued listing standards, including maintenance of at least $2.5 million of stockholders’ equity and maintenance of a $1.00 minimum bid price, our common stock may be delisted from NASDAQ.

There can be no assurances that we will be able to maintain our NASDAQ listing in the future. In the event we are unable to maintain compliance with NASDAQ continued listing standards and our common stock is delisted from NASDAQ, it could likely lead to a number of negative implications, including an adverse effect on the price of our common stock, reduced liquidity in our common stock, the loss of federal preemption of state securities laws and greater difficulty in obtaining financing. In the event of a delisting, we would take actions to restore our compliance with NASDAQ’s continued listing standards, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the NASDAQ minimum bid price requirement or prevent future non-compliance with NASDAQ’s continued listing requirements.

Focus Universal is an “emerging growth company” under the Jumpstart Our Business Startups Act. We cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our shares of common stock less attractive to investors.

Focus Universal is and will remain an “emerging growth company” until the earliest to occur of (a) the last day of the fiscal year during which its total annual revenues equal or exceed $1 billion (subject to adjustment for inflation), (b) the last day of the fiscal year following the fifth anniversary of its initial public offering, (c) the date on which Focus Universal has, during the previous three-year period, issued more than $1 billion in non-convertible debt securities, or (d) the date on which Focus Universal is deemed a “large accelerated filer” (with at least $700 million in public float) under the Exchange Act.”).

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

However, similar to “emerging growth companies,” “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; are not required to conduct say-on-pay and frequency votes until annual meetings occurring on or after January 21, 2013; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. Decreased disclosures in our SEC filings due to our status as an “emerging growth company” or “smaller reporting company” may make it harder for investors to analyze the Company’s results of operations and financial prospects.

Our management will have broad discretion as to the use of proceeds from this offering, and we may not use the proceeds effectively.

Our management will have broad discretion in the application of the net proceeds from this offering and could spend the proceeds in ways that do not improve our results of operations or enhance the value of our common stock. You will not have the opportunity, as part of your investment decision, to assess whether these proceeds are being used appropriately. Our failure to apply these funds effectively could have a material adverse effect on our business and cause the price of our common stock to decline.

Risks Related to Our Acquisition of AVX

If we are unable to manage our anticipated post-acquisition growth effectively, our business could be adversely affected.

We anticipate that a significant expansion of our operations and addition of operating subsidiaries, new personnel may be required in all areas of our operations in order to continue to implement our post-acquisition business plan. Our future operating results depend to a large extent on our ability to manage this expansion and growth successfully. For us to continue to manage such growth, we must put in place legal and accounting systems and implement human resource management and other tools. We have taken preliminary steps to put this structure in place. However, there is no assurance that we will be able to successfully manage this anticipated rapid growth. A failure to manage our growth effectively could materially and adversely affect our profitability.

Increasing competition within our industry could have an impact on our business prospects.

The IoT market is a growing industry where new competitors are entering the market frequently. These competing companies may have significantly greater financial and other resources than we have and may have been developing their products and services longer than we have been developing ours. Although our portfolio of products and related revenue stream sources are broad, increasing competition may have a negative impact on our profit margins.

The success of our smart home installation business will depend upon the efforts of management of our subsidiary AVX.

Although key personnel have remained with AVX following the business combination, we can offer no assurance that we will be able to retain them or effectively recruit new additional personnel. The departure of any key members of AVX’s management team could make it more difficult to operate AVX. Moreover, to the extent that we will rely upon their management team to operate AVX, we will be subject to risks regarding their managerial competence. Accordingly, we cannot assure you that our assessment of these individuals will prove to be correct and that they will have the skills, abilities and qualifications we expect.

If we are unable to integrate the Ubiquitor device into the smart home installation business, we may not be able to distinguish ourselves in the segment and it could negatively affect our ability to operate in the competitive smart home installation industry.

The smart home installation business is a highly competitive market, and we have numerous competitors who are already well-established in the market. We expect our competitors to continue improving the design and performance of their products and to introduce new products that could be competitive in both price and performance. The reason we believe that we could become competitive in this market segment is because we anticipate integrating the Ubitquitor device into AVX’s smart home installations. However, there is no guarantee that we can integrate the Ubiquitor device into AVX’s smart home installations. If we are unable to integrate the Ubiquitor device into smart home installations, we will not be able to achieve the competitive price and performance we anticipate to achieve success in AVX’s future smart home installations. Alternatively, we may not be able to achieve a smart home installation at a cost-effective price that is sufficient to distinguish us from amongst the competition in this market segment.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

In September 2018, we purchased a manufacturing warehouse and office space addressed at 2311 E. Locust St, Ontario, CA, 91761. The property consists of an industrial type, two-story building, with a total building area of 30,740 square feet. 10,000 square feet will be utilized for office space; and 20,000 square feet for warehouse space. The property includes 58 parking spaces. The purchase price for the property was approximately $4.52 million dollars.

Item 3. LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

Item 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

On September 23, 2014, our common stock was verified for trading on OTCQB under the trading symbol FCUV. Prior to that time, there was no public market for our stock. The following table sets forth for the indicated periods the high and low intra-day sales price per share for our common stock on the OTCQB for the four quarters of 2018 and for the four quarters of 2019.

	High	Low

2018: First Quarter	$2.49	$2.49
2018: Second Quarter	$9.00	$2.49
2018: Third Quarter	$9.00	$6.00
2018: Fourth Quarter	$7.49	$6.00

2019: First Quarter	$7.40	$7.40
2019: Second Quarter	$7.40	$5.29
2019: Third Quarter	$12.25	$5.00
2019: Fourth Quarter	$5.00	$5.00

Holders.

As of March 27, 2020, there were 397 record holders (including our directors) of 40,959,741 shares of the Company’s common stock. At December 31, 2019, there were 396 record holders (including our directors) of 40,959,741 shares of the Company’s common stock.

Dividends.

The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company’s business.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company has authorized the issuance of up to 10,000,000 shares of its common stock for issuance under the 2018 Focus Universal Inc. Stock Option Plan.

Recent sales of unregistered securities.

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the year ended December 31, 2019, 2018, 2017 the nine months ended December 31, 2016, the year ended March 31, 2016, 2015 or the period from December 4, 2012 (inception) to March 31, 2013.

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

Narrative Description of the Business

Focus Universal Inc. (the “Company,” “we,” “us,” or “our”) is a Nevada corporation that provides sensor devices and a wholesaler of various air filters and digital, analog, and quantum light meter systems. We plan to focus our future business on our universal smart instrumentation technology, which we are currently developing. Our universal smart instrumentation technology features a USIP, which we believe will replace the functions of thousands of traditional wired measurement and sensing instruments at a fraction of their current market prices. This technology addresses major limitations present in traditional hardware and represents a technological advancement in the IoT marketplace. We call our flagship USIP device the “Ubiquitor” because it can be used to measure and test a variety of electrical and physical phenomena such as voltage, current, temperature, pressure, sound, light and humidity—both wired and wirelessly.

The Company entered the residential and commercial automation installation service industry through the acquisition of AVX in March of 2019. AVX was established in 2000 with the goal of providing high-performance, easy-to-use Audio/Video, Home Theater, Lighting Control, Automation and Integration services for high-net-worth residential projects. We believe we can integrate our Ubiquitor device into the IoT installation business in both residential and commercial spaces and substantially reduce the costs of IoT installation as well as enhance IoT integration capabilities. We believe the Ubiquitor will be integral in our distributed shared universal smart home products, and we plan to have AVX install these products starting in the greater Los Angeles area.

Additionally, we are performing research and development on an electric power line communication technology and have filed three patents with the USPTO related to our Ubiquitor device and the design of a quantum PAR photo sensor. Eventually, we hope that power line communications technology can further enhance smart IoT installations powered by the Ubiquitor.

For the years ended December 31, 2019 and 2018, we generated significant amount of revenue from sales of a broad selection of agricultural sensors and measurement equipment which was the primary business for Perfecular Inc. and is now our primary business.

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

Intellectual Property Protection

On November 4, 2016, we filed a U.S. patent application number 15/344,041 with the USPTO. On March 5, 2018, we issued a press release announcing that the USPTO published an Issue Notification for U.S. Patent Application No. 9924295 entitled “Universal Smart Device,” which covers a patent application regarding the Company’s Universal Smart Device. The patent was issued on March 20, 2018.

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

Results of Operations

For the year ended December 31, 2019 compared to the year ended December 31, 2018

Revenue, cost of sales and gross profit

Our consolidated gross revenue for the years ended December 31, 2019 and 2018 was $1,460,370 and $308,129, respectively, which included revenue from related parties of $14,184 and $22,200, respectively. Revenue for the year ended December 31, 2019 increased $1,152,241 due to acquisition of AVX Design & Integration, Inc. which generated revenue of $817,233 for the period then ended. Our consolidated cost of revenues for the year ended December 31, 2019 and 2018 was $1,342,139 and $137,897, respectively, resulting in a gross profit of $118,231 and $170,232 for the years ended December 31, 2019 and 2018, respectively.

Operating Costs and Expenses

The major components of our operating expenses for the years ended December 31, 2019 and 2018 are outlined in the table below:

	For the year ended December 31, 2019	For the year ended December 31, 2018	Increase (Decrease) $
Selling expense	$46,624	$–	$46,624
Officer compensation	150,154	140,000	10,154
Research and development	255,232	221,510	33,722
Professional fees	1,376,995	940,846	436,149
General and administrative	1,113,201	451,597	661,604
Goodwill impairment	458,490	–	458,490
Intangible assets impairment	47,975	–	47,975
Total operating expenses	$3,448,671	$1,753,953	$1,694,718

Selling expense for the year ended December 31, 2019 increased by $46,624. The Company did not have selling expense in 2018. In 2019, the Company acquired AVX. AVX incurred selling expenses for its operation. The increase is due to including selling expense from AVX from consolidation. Selling expense incurred mainly from outside services and outside sales.

Officer compensation was $150,154 and $140,000 for the years ended December 31, 2019 and 2018, respectively. The increase was mainly due an increase in the CFO’s compensation.

Professional fees increased from $940,846 during the year ended December 31, 2018 to $1,376,995 during the year ended December 31, 2019, an increase of $436,149. The increase of professional fees mainly resulted from legal, accounting and consulting expenses incurred related to the acquisition, annual audit, SEC filings, preparing for a listing on the NASDAQ Capital Market, and stock options granted to the board of directors.

General and administrative expenses of $1,113,201 incurred during the year ended December 31, 2019 primarily consisted of salaries of $462,833, insurance expense of $182,110 and depreciation expense of $151,670. General and administrative expenses of $451,597 incurred during the year ended December 31, 2018 primarily consisted of marketing fee of $175,983, salaries of $140,209, insurance expenses of $45,706, and depreciation expense of $27,993. The increase was mainly due to increased salaries, insurance expense, and depreciation expenses. The salaries increased due to additional employees from the acquired entity as well as additional employees hired. Increase of insurance expenses is due to acquisition of AVX as well as NASAQ uplisting related increase in insurance premium. Depreciation expenses increased mainly due to acquired warehouse in September 2018.

Net Losses

During the years ended December 31, 2019 and 2018, we incurred net losses of $3,175,543 and $2,024,664 respectively, due to the factors discussed above.

Liquidity and Capital Resources

Working Capital

	December 31, 2019	December 31, 2018
Current Assets	$2,440,112	$4,691,904
Current Liabilities	(432,999)	(211,976)
Working Capital	$2,007,113	$4,479,928

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

	For the year ended December 31,2019	For the year ended December 31,2018
Net cash used in operating activities	$(1,697,771)	$(1,411,703)
Net cash used in investing activities	(565,110)	(4,599,792)
Net cash provided by financing activities	–	10,072,848
Net change in cash	$(2,262,881)	$4,061,353

Cash Flows from Operating Activities

Our net cash outflows from operating activities of $1,697,771 for the year ended December 31, 2019 was primarily the result of our net loss of $3,175,543, and changes in our operating assets and liabilities. Our net cash outflows from operating activities of $1,411,703 for the year ended December 31, 2018, was primarily the result of our net loss of $2,024,664 and changes in our operating assets and liabilities.

We expect that cash flows from operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our net revenues and operating results, utilization of new revenue streams, collection of accounts receivable, and timing of billings and payments.

Cash Flows from Investing Activities

The Company purchased a warehouse in September of 2018 and had some additional improvement on the building and acquired a company in March 2019, resulting in a cash outflow from investment activities of $565,110 and $4,599,792 for the years ended December 31, 2019 and 2018, respectively.

Cash Flows from Financing Activities

For the year ended December 31, 2019, we did not have any cash inflow or outflows from financing activities. Our net cash inflows from financing activities of $10,072,848 for the year ended December 31, 2018 was primarily for the issuance of subscription receivable and common stock. The Company had a private placement in June 2018.

Going concern

These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to repay its debt obligations, to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Recently, the Company has devoted a substantial amount of resources to research and development to bring the Ubiquitor and its mobile application to full production and distribution. For the year ended December 31, 2019, the Company had net loss of $3,175,543 and negative cash flow from operating activities of $1,697,771. As of December 31, 2019 the Company also had an accumulated deficit of $7,179,001. These factors raise certain doubts regarding the Company’s ability to continue as a going concern. There are no assurances, however, that the Company will be successful in obtaining an adequate level of financing for the long-term development and commercialization of its Ubiquitor product.

Off-Balance Sheet Arrangements

As of December 31, 2019, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation SK.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Focus Universal, Inc. (the “Company”) as of December 31, 2019 and 2018, the related statement of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

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

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company’s auditor since 2017

Lakewood, CO

March 30, 2020

FOCUS UNIVERSAL INC.

CONSOLIDATED BALANCE SHEETS

	December 31 2019	December 31 2018

ASSETS
Current Assets
Cash	$2,192,870	$4,455,751
Accounts receivable	137,338	10,908
Account receivable - related party	–	39,625
Inventory, net	62,933	69,787
Prepaid expenses	46,971	115,833
Total Current Assets	2,440,112	4,691,904

Property and equipment, net	4,653,438	4,578,135
Operating lease right-of-use assets	128,399	–
Deposits	6,630	7,872

Total Assets	$7,228,579	$9,277,911

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$192,488	$163,661
Accounts payable - related party	–	4,921
Other current liabilities	16,820	7,210
Interest payable – related party	1,750	–
Customer deposit	127,671	36,184
Lease liability, current portion	44,270	–
Promissory note short term – related party	50,000	–
Total Current Liabilities	432,999	211,976

Non-current Liabilities:
Lease liability, less current portion	94,670	–
Other liability	12,335	–
Total Non-Current Liabilities	107,005	–

Total Liabilities	$540,004	$211,976

Commitments and Contingencies (Note 12)	–	–

Stockholders’ Equity:	–	–
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 40,959,741 and 40,907,010 shares issued and outstanding as of December 31, 2019 and 2018, respectively	40,959	40,907
Additional paid-in capital	13,775,908	12,956,486
Shares to be issued, common shares	50,709	72,000
Accumulated deficit	(7,179,001)	(4,003,458)
Total Stockholders’ Equity	6,688,575	9,065,935

Total Liabilities and Stockholders’ Equity	$7,228,579	$9,277,911

The accompanying notes are an integral part of these consolidated financial statements.

FOCUS UNIVERSAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2019	2018
Revenue	$1,446,186	$285,929
Revenue – related party	14,184	22,200
Total Revenue	1,460,370	308,129

Cost of Revenue	1,342,139	137,897

Gross Profit	118,231	170,232

Operation Expenses:
Selling expense	46,624	–
Compensation - officers	150,154	140,000
Research and development	255,232	221,510
Professional fees	1,376,995	940,846
General and administrative	1,113,201	451,597
Goodwill impairment	458,490	–
Intangible assets impairment	47,975	–
Total Operating Expenses	3,448,671	1,753,953

Loss from Operations	(3,330,440)	(1,583,721)

Other Income (Expense)
Interest income (expense), net	2,257	(440,943)
Interest (expense) – related party	(1,750)	–
Other income	154,390	–
Total other income (expense)	154,897	(440,943)

Loss before income taxes	(3,175,543)	(2,024,664)

Income tax expense	–	–

Net Loss	$(3,175,543)	$(2,024,664)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	40,949,482	37,778,614

Net Loss per Common Share Basic and Diluted	$(0.08)	$(0.05)

The accompanying notes are an integral part of these consolidated financial statements.

FOCUS UNIVERSAL INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2019 and 2018

	Common stock		Additional Paid-In	Shares to be issued Common	Accumulated	Total Stockholders' Equity
Description	Shares	Amount	Capital	Shares	Deficit	(Deficit)
Balance - December 31, 2017	34,574,706	$34,575	$1,871,618	$–	$(1,978,794)	$(72,601)

Common stock issued for conversion of convertible debt and accrued interest	313,686	313	548,638	–	–	548,951

Common stock issued for cash	5,755,927	5,756	10,067,116	–	–	10,072,872

Common stock issued for services	262,691	263	469,114	–	–	469,377

Common stock to be issued for services	–	–	–	72,000	–	72,000

Net loss	–	–	–	–	(2,204,664)	(2,204,664)

Balance - December 31, 2018	40,907,010	$40,907	$12,956,486	$72,000	$(4,003,458)	$9,065,935

Common stock issued for prior period services	10,133	10	71,990	(72,000)	–	–

Common stock issued for services	3,312	3	24,506	–	–	24,509

Common stock issued for acquisition	39,286	39	290,676	–	–	290,716

Common stock to be issued for services	–	–	–	50,709	–	50,709

Stock options issued for services	–	–	432,250	–	–	432,250

Net loss	–	–	–	–	(3,175,543)	(3,175,543)

Balance - December 31, 2019	40,959,741	$40,959	$13,775,908	$50,709	$(7,179,001)	$6,688,575

The accompanying notes are an integral part of these consolidated financial statements

FOCUS UNIVERSAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years Ended December 31,
	2019	2018
Cash flows from operating activities:
Net Loss	$(3,175,543)	$(2,024,664)
Adjustments to reconcile net loss to net cash from operating activities:
Bad debt expense	5,175	–
Inventory reserve	6,448	26,435
Depreciation expense	151,670	27,993
Amortization of intangible assets	9,025	–
Impairment of intangible assets	47,975	–
Impairment of goodwill	458,490	–
Amortization of right of use assets	(673)	–
Amortization of debt discount	–	336,713
Stock-based compensation	75,218	541,377
Stock option compensation	432,250	–
Changes in Operating Assets and Liabilities:
Accounts receivable	102,956	15,403
Accounts receivable- related party	39,625	(39,061)
Inventory	15,932	(48,790)
Prepaid expenses	68,862	(107,553)
Deposits	7,210	(662)
Accounts payable and accrued liabilities	(38,705)	(154,675)
Accounts payable- related party	(4,921)	4,921
Other current liabilities	9,610	6,410
Interest payable – related party	1,750
Customer deposit	77,540	4,450
Other liabilities	12,335	–
Net cash flows used in operating activities	(1,697,771)	(1,411,703)

Cash flows from investing activities:
Cash from acquisition	201,482	–
Purchase of property and equipment	(11,148)	(4,599,792)
Cash paid for building improvement	(205,444)	–
Cash paid for acquisition	(550,000)	–
Net cash flows used in investing activities	(565,110)	(4,599,792)

Cash flows from financing activities:
Repayment of convertible notes	–	(548,949)
Shares issued for convertible notes	–	548,949
Proceeds from sale of common stock	–	10,072,848
Net cash flows provided by financing activities	–	10,072,848

Net Change in Cash	(2,262,881)	4,061,353

Cash - Beginning of Period	4,455,751	394,398

Cash - End of Period	$2,192,870	$4,455,751

Supplemental cash flow disclosure
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–
Supplemental Disclosures of non-cash investing and financing activities:
Promissory note issued for acquisition	$50,000	$–
Shares issued for acquisition	$290,716	$–
Share issued to reduce notes payable	$–	$313,700

The accompanying notes are an integral part of these consolidated financial statements.

FOCUS UNIVERSAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

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

AVX Design & Integration, Inc. (“AVX”) was incorporated on June 16, 2000 in the state of California. AVX is an internet of things (“IoT”) installation and management company specializing in high performance and easy to use Audio/Video, Home Theater, Lighting Control, Automation and Integration. Services provided by AVX include full integration of houses, apartment, commercial complex, office spaces with audio, visual and control systems to fully integrate devices in the low voltage field. AVX’s services also include partial equipment upgrade and installation.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Focus and its wholly-owned subsidiaries, Perfecular Inc. and AVX Design & Integration, Inc. (collectively, the “Company”, “we”, “our”, or “us”). All intercompany balances and transactions have been eliminated upon consolidation. The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Perfecular Inc. and AVX Design & Integration. Focus and Perfecular, collectively “the entities” were under common control; therefore, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805-50-45, the acquisition of Perfecular was accounted for as a business combination between entities under common control and treated similar to a pooling of interest transaction. On March 15, 2019, Focus entered into a stock purchase agreement with AVX whereby Focus purchased 100% of the outstanding stock of AVX. All significant intercompany transactions and balances have been eliminated.

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

Asset information by operating segment is not presented as the chief operating decision maker does not review this information by segment. The reporting segments follow the same accounting policies used in the preparation of the Company’s consolidated financial statements.

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

Cash

The Company considers all highly liquid investments with a maturity of three months or less to be cash. At times, such investments may be in excess of Federal Deposit Insurance Corporation (FDIC) insurance limit. There were no cash equivalents held by the Company at December 31, 2019 and 2018.

Accounts Receivable

The Company grants credit to clients that sell the Company’s products or engage in construction service under credit terms that it believes are customary in the industry and do not require collateral to support customer receivables. The accounts receivable balances are generally collected within 30 to 90 days of the product sale.

Allowance for doubtful accounts

The Company estimates an allowance for doubtful accounts based on historical collection trends and review of the current status of trade accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. As of December 31, 2019, and 2018, allowance for doubtful accounts amounted to $22,612 and $0, respectively.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company limits its exposure to credit loss by investing its cash with high credit quality financial institutions.

Inventory

Inventory consists primarily of parts and finished goods and is valued at the lower of the inventory’s cost or net realizable value under the first-in-first-out method. Management compares the cost of inventory with its market value and an allowance is made to write down inventory to market value, if lower. Inventory allowances are recorded for obsolete or slow-moving inventory based on assumptions about future demand and marketability of products, the impact of new product introductions and specific identification of items, such as discontinued products. These estimates could vary significantly from actual requirements, for example, if future economic conditions, customer inventory levels or competitive conditions differ from expectations. The Company regularly reviews the value of inventory based on historical usage and estimated future usage. If estimated realized value of our inventory is less than cost, we make provisions in order to reduce its carrying value to its estimated market value. As of December 31, 2019 and 2018, inventory reserve amounted to $71,414 and $53,501, respectively.

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

Long-Lived Assets

The Company applies the provisions of FASB ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Long-term assets of the Company are reviewed when circumstances warrant as to whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. Based on its review at December 31, 2019 and 2018, the Company believes there was no impairment of its long-lived assets.

Intangible Assets

The Company’s intangible assets were acquired from AVX. Amortization is computed using the straight-line method, and the Company evaluates for impairments annually. As of December 31, 2019, impairment for intangible assets amounted to $47,975. Estimated  useful lives of intangible assets as follows:

Intangible assets	Useful life
Market related intangible assets	5 years

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. Goodwill with indefinite useful lives are tested for impairment at least annually at December 31 and whenever triggering events or changes in circumstances indicate its carrying value may not be recoverable. Assessment of the potential impairment of goodwill is an integral part of the Company’s normal ongoing review of operations. Testing for potential impairment of these assets is significantly dependent on numerous assumptions and reflects management’s best estimates at a particular point in time. The dynamic economic environments in which the Company’s businesses operate and key economic and business assumptions related to projected selling prices, market growth, inflation rates and operating expense ratios, can significantly affect the outcome of impairment tests. Estimates based on these assumptions may differ significantly from actual results. Changes in factors and assumptions used in assessing potential impairments can have a significant impact on the existence and magnitude of impairments, as well as the time in which such impairments are recognized. The management tests for impairment annually at year end. As of December 31, 2019, impairment for goodwill amounted to $458,490.

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

Fair Value of Financial Instruments

The Company follows paragraph ASC 825-10-50-10 for disclosures about fair value of its financial instruments and paragraph ASC 820-10-35-37 (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements.

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

However, it is not practical to determine the fair value of advances from stockholders, if any, due to their related party nature.

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

Revenue from our project construction is recognized over time using the percentage-of-completion method under the cost approach. The percentage of completion is determined by estimating stage of work completed. Under this approach, recognized contract revenue equals the total estimated contract revenue multiplied by the percentage of completion. Our construction contracts are unit priced, and an account receivable is recorded for amounts invoiced based on actual units produced.

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

Income taxes are accounted for using the asset and liability method. Deferred income taxes are provided for temporary differences in recognizing certain income, expense and credit items for financial reporting purposes and tax reporting purposes. Such deferred income taxes primarily relate to the difference between the tax basis of assets and liabilities and their financial reporting amounts. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates applicable to the future years in which deferred tax assets or liabilities are expected to be settled or realized. There was no material deferred tax asset or liabilities as of December 31, 2019 and 2018.

As of December 31, 2019, and 2018, the Company did not identify any material uncertain tax positions.

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

Due to the net loss incurred by the Company, potentially dilutive instruments would be anti-dilutive. Accordingly, diluted loss per share is the same as basic loss for all periods presented. The following potentially dilutive shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive.

Years ended December 31,	2019	2018
Stock options	87,500	–
Total	87,500	–

Subsequent Events

The Company follows the guidance in ASC 855-10-50 for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued. Pursuant to ASU 2010-09, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR. Based upon the review, other than described in Note 18 – Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

Reclassification

Certain reclassifications have been made to the consolidated financial statements for prior years to the current year’s presentation. Such reclassifications have no effect on net income as previously reported.

Note 3 – Recent Accounting Pronouncement

Recently Adopted Accounting Standards

In June 2018, the FASB issued ASU 2018-07, Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments granted to nonemployees for goods and services and aligns most of the guidance on such payments to nonemployees with the requirements for share-based payments granted to employees. ASU 2018-07 is effective on January 1, 2019. Early adoption is permitted. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

The Company believes the most significant effects of the adoption of this standard relate to (1) the recognition of new ROU assets and lease liabilities on its consolidated balance sheet for its office operating leases and (2) providing new disclosures about its leasing activities. There was no change in its leasing activities as a result of adoption.

Management has considered all recent accounting pronouncements issued since the last audit of the Company’s financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

Note 4 – Going Concern

In August 2014, the FASB issued ACU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard requires management to assess the company’s ability to continue as a going concern. Disclosures are required if there is substantial doubt as to the company’s continuation as a going concern within one year after the issue date of financial statements. The standard provides guidance for making the assessment, including consideration of management’s plans which may alleviate doubt regarding the Company’s ability to continue as a going concern. ASU 2014-15 is effective for years ending after December 15, 2016. The Company has adopted this standard for the years ended December 31, 2019 and 2018.

These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to repay its debt obligations, to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Recently, the Company has devoted a substantial amount of resources to research and development to bring the Ubiquitor and its mobile application to full production and distribution. For the year ended December 31, 2019, the Company had net loss of $3,175,543 and negative cash flow from operating activities of $1,697,771. As of December 31, 2019, the Company also had an accumulated deficit of $7,179,001. These factors raise certain doubts regarding the Company’s ability to continue as a going concern. There are no assurances, however, that the Company will be successful in obtaining an adequate level of financing for the long-term development and commercialization of its Ubiquitor product.

Note 5 – Inventory, net

At December 31, 2019 and 2018, inventory consisted of the following:

	December 31, 2019	December 31, 2018
Parts	$31,458	$44,974
Finished goods	102,889	78,314
Total	134,347	123,288
Less inventory reserve	(71,414)	(53,501)
Inventory, net	$62,933	$69,787

Note 6 – Acquisition

On March 15, 2019, the Company entered into and closed an asset purchase agreement with AVX Design & Integration, Inc. (“AVX”) as stated in Note 1. A summary of the purchase price and the purchase price allocations at fair value is below.

Purchase price
Cash	$550,000
29,286 shares of common stock (1)	290,716
Secured promissory note	50,000
Total purchase price	$890,716

Allocation of purchase price
Cash	$201,482
Accounts receivable	234,561
Inventories	16,000
Property and equipment	10,381
Operating lease right-of-use assets	157,213
Deposits	5,968
Intangible assets	57,000
Goodwill	458,016
Accounts payable and accrued liabilities	(81,478)
Operating lease liability	(168,427)
Purchase price	$890,716

(1) – the fair value of the common stock was calculated based on the closing market price of the Company’s common stock at the date of acquisition.

Note 7 – Property and Equipment

At December 31, 2019 and 2018, property and equipment consisted of the following:

	December 31, 2019	December 31, 2018
Warehouse	$3,789,773	$3,789,773
Land	731,515	731,515
Building Improvement	238,666	34,000
Construction in progress	–	31,677
Furniture and fixture	27,631	16,677
Equipment	47,064	6,029
Software	1,995	–
Total cost	4,836,644	4,609,671
Less accumulated depreciation	(183,206)	(31,536)
Property and equipment, net	$4,653,438	$4,578,135

Depreciation expense for the years ended December 31, 2019 and 2018 amounted to $151,670 and $27,993, respectively.

Note 8 – Intangible Assets, Net

The following table presents intangible asset balances at December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Market related intangible assets	$57,000	$–
Total cost	57,000	–
Less accumulated amortization	(9,025)	–
Intangible assets, net of amortization	47,975	–
Impairment loss	(47,975)	–
Intangible assets, net	$–	$–

Amortization expense for the years ended December 31, 2019 and 2018 was $9,025 and $0, respectively. At December 31, 2019, the Company determined that the intangible assets associated with the acquisition of certain AVX assets was impaired and took a charge to earnings of $47,975.

Note 9 – Promissory Note - Related Party

On March 15, 2019, when the Company purchased AVX Design & Integration, Inc. the Company agreed to pay the predecessor owner with promissory note as one of the forms of consideration. The note was $50,000 with a fixed interest rate of 6% per annum payable in 12 equal monthly payments commencing on June 1st, 2019 with interest calculated from the initial payment date through the date in which all amount due under the note is paid off. As of December 31, 2019, the balance of the promissory note was $50,000 and $1,750 interest incurred for the nine months and 15 days ended December 31, 2019. The note was paid off on January 10, 2020.

Note 10 – Related Party Transactions

Revenue generated from Vitashower Corp., a company owned by the CEO, amounted to $14,184 and $22,200 for the years ended December 31, 2019 and 2018, respectively. Account receivable balance due from Vitashower Corp. amounted to $0 and $39,625 as of December 31, 2019 and 2018, respectively.

Compensation for services provided by the President and Chief Executive Officer for the years ended December 31, 2019 and 2018 amounted to $121,154 and $120,000, respectively.

Promissory note and interest accrued and payable to the previous owner of AVX amounted to $50,000 and $1,750, respectively, as of December 31, 2019.

Note 11 – Business Concentration and Risks

Major customers

One customer accounted for 18% and 22% of the total accounts receivable as of December 31, 2019 and 2018, respectively.

Major vendors

One vendor accounted for 21% and 95% of total accounts payable at December 31, 2019 and 2018, respectively.

Note 12 – Commitments and Contingencies

On April 24, 2017, we entered into a two-year industrial/commercial lease within a larger multi-tenant industrial complex with Walnut Park Business Center, LLC. We leased a 2,800-square foot warehouse with a 1,400-square foot office space inside which will allow us to assemble our products as well as efficiently run our administrative operations in the same building. The lease commenced on May 1, 2017 and will end on April 30, 2019. We will pay $3,500 per month until May 1, 2018 when the rent will increase to $3,605 per month. The warehouse is located at 820511 East Walnut Drive North, Walnut, California. The Company purchased a warehouse in Ontario, California in September and subleased the Walnut location to a third party. The Company is no longer obligated to pay for Walnut’s lease. The sublease tenant paid $7,210 as security deposit, shown as other payable in current liability. Total rent expense was $13,433 for the year ended December 31, 2018.

Note 13 – Operating Lease Right-of-use Assets and Operating Lease Liability

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

The Company’s leases do not contain any residual value guarantees or material restrictive covenants. Leases with a lease term of 12 months or less are not recorded on the balance sheet and lease expense is recognized on a straight-line basis over the lease term. The remaining term as of December 31, 2019 is 32 months ending August of 2022. The Company currently has no finance leases.

During the year ended December 31, 2019, cash paid for amounts included in the measurement of lease liabilities- operating cash flows from operating lease was $47,306. As of December 31, 2019, right-of-use (“ROU”) assets amounted to $128,399 with lease liabilities amounted to $138,940.

Right-of-use assets are summarized below:

December 31, 2019
Office lease	$157,213
Less accumulated amortization	(28,814)
Right-of-use assets, net	$128,399

Operating Lease liabilities are summarized below:

December 31, 2019
Office lease	$138,940
Less: current portion	(44,270)
Long term portion	$94,670

Maturity of lease liabilities are as follows:

Year ending December 31, 2020	$62,183
Year ending December 31, 2021	64,048
Year ending December 31, 2022	43,655
Total payment	169,886
Amount representing interest	(30,946)
Lease Obligation, net	$138,940

Note 14 – Stockholders’ Equity

Shares authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is seventy-five million (75,000,000) shares of common stock, par value $0.001 per share.

Common stock

As of December 31, 2019 the Company had 40,959,741 shares of common stock issued and outstanding.

During the year ended December 31, 2019, the Company had the following transactions in its common stock:

•	Issued 10,133 shares to consultants in exchange for professional services rendered in 2018. The shares were valued at $75,000 based on the closing price of the Company’s common stock on the dates that the shares were deemed earned, according to the agreements; and
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

Shares to be Issued for Compensation

The Company entered into agreements with third party consultants for financing and management consultation. The Company has incurred consulting service fees paid in cash amount to $50,709 for the year ended December 31, 2019, which the Company will issue stock as compensation for services rendered. Expenses incurred but not yet paid in shares as of December 31, 2019 and 2018 amounted to $50,709 and $72,000, respectively.

During the year ended December 31, 2018, the Company had the following transactions in its common stock:

•	Issued 5,755,927 shares of common stock to investors for cash proceeds of $10,072,872.
•	Issued 262,691 shares to consultants in exchange for professional services rendered. The shares were valued at $469,377 based on the closing price of the Company’s common stock on the dates that the shares were deemed earned, according to the agreements; and
•	Issued 313,686 shares of common stocks to convertible note conversion for $548,951 of convertible note and interest.

Stock options

On August 6, 2019, each member of the Board was granted 30,000 options to purchase shares at $5.70 per share. As of December 31, 2019, there were 210,000 options granted, 87,500 options vested, 122,500 options unvested, and 210,000 outstanding stock options. There were no outstanding stock options as of December 31, 2018.

For the years ended December 31, 2019 and 2018, the Company had stock option compensation expense amounted to $432,250 and $0, respectively.

The following is a summary of options activity from January 1, 2019 to December 31, 2019:

Options	Shares	Weighted average exercise price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2019	–	$–	–	–
Granted	210,000	5.70	–	–
Exercised	–	–	–	–
Forfeited or expired	–	–	–	–
Outstanding at December 31, 2019	210,000	$9.61	9.61	–
Vested as of December 31, 2019	87,500	5.70	9.61	–
Exercisable at December 31, 2019	210,000	$9.61	9.61	–

The exercise price for options outstanding and exercisable at December 31, 2019:

Outstanding		Exercisable

Number of	Exercise	Number of	Exercise
Options	Price	Options	Price
30,000	$5.70	30,000	$5.70
30,000	5.70	30,000	5.70
30,000	5.70	30,000	5.70
30,000	5.70	30,000	5.70
30,000	5.70	30,000	5.70
30,000	5.70	30,000	5.70
30,000	5.70	30,000	5.70
210,000		210,000

The fair value of the warrants listed above was determined using the Black-Scholes option pricing model with the following assumptions:

December 31,
2019
Risk-free interest rate	1.71%
Expected life of the options	10 years
Expected volatility	158.86%
Expected dividend yield	0%

– Income taxes

Our effective tax rate differs from the statutory federal income tax rate, primarily as a result of the changes in valuation allowance, nondeductible permanent differences, credits, and state income taxes.

A reconciliation of the federal statutory income tax to our effective income tax is as follows:

	2019	2018

Federal statutory rates	$(666,864)	$(425,179)
State income taxes	(280,718)	(178,980)
Permanent differences	154,332	305
Valuation allowance against net deferred tax assets	793,250	603,854
Effective rate	$–	$–

The tax effect of temporary differences that give rise to a significant portion of the deferred tax assets and liabilities at December 31, 2019 and 2018 is presented below:

	2019	2018
Deferred income tax asset
Net operating loss carryforwards	$1,947,748	$1,154,655
Interest	39,827	39,670
Total deferred income tax asset	1,987,575	1,194,325
Less: valuation allowance	(1,987,575)	(1,194,325)
Total deferred income tax asset	$–	$–

The Company recognizes valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company’s net deferred income tax asset is not more likely than not to be realized due to the lack of sufficient sources of future taxable income and cumulative losses that have resulted over the years. During the year ended December 31, 2019, the valuation allowance increased by $149,358.

As of December 31, 2019, we had cumulative net operating loss carryforwards for federal and state income tax purposes of $6,660,248, and available tax credit carryforwards of approximately $1,370,734 for federal income tax purposes, which can be carried forward to offset future taxable income. The federal net operating loss carryforwards consists of $4,002,430 of losses incurred prior to January 1, 2019 and which can be used to offset 100% of future taxable income and, $2,657,818 of losses incurred after January 1, 2019, which can be used to offset up to 80% of taxable income in subsequent years.

Note 16 – Segment reporting

The Company consists of two types of operations. Focus Universal, Inc. and Perfecular Inc. (“Focus”) involves wholesale, research and development of universal smart instrument and farming devices. AVX Design & Integration, Inc. (“AVX”) is an IoT installation and management company, specializes in high performance and easy to use Audio/Video, Home Theater, Lighting Control, Automation and Integration. The table below discloses income statement information by segment.

	Year ended December 31, 2019
	Focus	AVX	Total

Revenue	$628,953	$817,233	$1,446,186
Revenue - related party	14,184	–	14,184
Total revenue	643,137	817,233	1,460,370

Cost of Revenue	461,076	881,063	1,342,139

Gross Profit	182,061	(63,830)	118,231

Operation Expenses:
Selling	23,907	22,717	46,624
Compensation - officers	150,154	–	150,154
Research and development	255,232	–	255,232
Professional fees	1,370,262	6,733	1,376,995
General and administrative	835,999	277,202	1,113,201
Goodwill impairment	458,490	–	458,490
Intangible assets impairment	47,975	–	47,975
Total Operating Expenses	3,142,019	306,652	3,448,671

Loss from Operations	(2,959,958)	(370,482)	(3,330,440)

Other Income (Expense)
Interest income (expense), net	2,273	(16)	2,257
Interest (expense) – related party	(1,750)	–	(1,750)
Other income	154,390	–	154,390
Total other income (expense)	154,913	(16)	154,897

Loss before income taxes	(2,805,045)	(370,498)	(3,175,543)

Tax expense	–	–	–

Net Loss	$(2,805,045)	$(370,498)	$(3,175,543)

Note 17 – Subsequent Events

The Company has evaluated all other subsequent events through the date these consolidated financial statements were issued and determine that there were no subsequent events or transactions that require recognition or disclosures in the consolidated financial statements except for the follows:

On January 9, 2020, the Company entered into a consulting service agreement with The Blueshirt Group, LLC pursuant to which Blueshirt would provide an investor relation consulting service to the Company from January 9, 2020 to July 9, 2020 with monthly fee amount of $10,000.

On February 11, 2020, the Company entered into a consulting service agreement with Equisolve to provide website service for investor relations’ information for one year with initial setup fee of $2,500 and monthly fee of $599.

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

Management believes that the measures described above should remediate the material weakness identified and strengthen the Company’s internal control over financial reporting. As the Company continues to evaluate and improve its internal control over financial reporting, additional measures to remediate the material weakness or modifications to certain of the remediation procedures described above may be necessary. The Company expects to complete the required remedial actions during 2020.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers, directors and significant employees as of the date of this report:

Name	Position
Dr. Edward Lee*	Director and Chairman
Dr. Desheng Wang**	Chief Executive Officer, Secretary, and Director
Duncan Lee***	Chief Financial Officer
Dr. Jennifer Gu*	Director
Michael Pope****	Director (1)
Sheri Lofgren****	Director (1)
Carine Clark****	Director (1)
Greg Butterfield*****	Director (1)

* Appointed director on October 21, 2015

** Appointed director on December 29, 2014

*** Appointed officer on April 2, 2018

**** Appointed director on June 8, 2018

***** Appointed director on November 28, 2018

(1) Independent director

Each director serves until our next annual meeting of the stockholders or unless they resign earlier and serves until his or her successor is elected and qualified. At the present time, members of the Board of Directors are not compensated with cash for their services to the board.

Each of our officers is elected by the Board of Directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office.

Biographical Information Regarding Officers and Directors

Desheng Wang

Dr. Desheng Wang was appointed as Chief Executive Officer, Secretary, and is a director as of December 29, 2014. Dr. Wang has over 20 years of professional experience in mobile technology. Dr. Wang earned his bachelor’s degree from Hebei Normal University, Physics Department in 1985. In 1988, Dr. Wang earned his master’s degree from Dalian Institute of Chemical Physics at the Chinese Academy of Science. Dr. Wang earned his Ph.D. in Chemistry at Emory University in 1994. Dr. Wang served as a senior research fellow at California Institute of Technology from 1994-2011. Over the last five years, Dr. Wang has served as president of Vitashower Corporation and formerly as President of Perfecular Inc.

Edward Lee

Dr. Edward Lee was appointed President and director on October 21, 2015. On November 15, 2019, Dr. Lee resigned as President and was appointed as Chairman of the Board of Directors. Dr. Lee received his bachelor’s degree in Mathematics at Lanzhou University in 1983, received his master’s degree at University of Science and Technology of China in 1985 and earned his Ph.D. in Mathematics at University of Florida in 1991. Dr. Lee worked as an assistant professor at Tsinghua University in 1986 and National University of Singapore in 1992. Since 1996, Dr. Lee has served as CEO of AIDP, a leading supplier of dietary supplement ingredients, focusing on research & development and marketing and sales of proprietary ingredients like Magtein, KoACT, Predtic X, and Actizin. Dr. Lee is also serving as the Vice Chairperson of the American Chinese CEO Association. Dr. Lee is married to Jennifer Gu, a current director of Focus Universal.

Duncan Lee

Duncan Lee was appointed as CFO on April 2, 2018. Mr. Lee is presently a licensed Certified Public Accountant. Mr. Lee graduated in 2006 with a bachelor’s degree in Accounting from the University of Southern California and has more than 11 years of experience with public company accounting and financial reporting with the SEC. Mr. Lee worked on the audit staff of the PCAOB accounting firm of Moore Stephens Wurth Frazer and Torbet LLP and then worked as a senior associate at the PCAOB accounting firm of Simon & Edward, LLP in Diamond Bar, CA. Since 2011, Mr. Lee has worked in-house as a staff accountant at a public company called E-world USA Holding, Inc. preparing their routine securities filings, including their 10-K and 10-Q filings. In addition to working with E-World USA Holding, Inc., in the past five years, Mr. Lee has also worked as an outside consultant CPA for other public companies.

Jennifer Gu

Dr. Jennifer Gu was appointed as a director on October 21, 2015. Dr. Gu earned her bachelor’s degree in Biology from University of Florida in 1990 and earned her Ph.D. in Experimental Pathology at University of California, Los Angeles in 1997. She also completed post-doctoral research at the California Institute of Technology in 2004. Since 2005, Dr. Gu served, and is still currently serving, as the Vice President of Research & Development at AIDP. Dr. Gu is married to Edward Lee, the current Chairman of the Board of Directors of Focus Universal.

Michael Pope

Michael Pope was appointed as a director of the Company on June 8, 2018. Mr. Pope has served as President of Boxlight Corporation (Nasdaq: BOXL), a global education technology provider since July 2015 until now. He previously served as Managing Director of Vert Capital, a boutique private equity firm, and Chief Financial Officer and Chief Operating Officer for the Taylor Family. As a seasoned, global executive, Mr. Pope has led over 70 buy-side transactions and raised over $500 million in debt and equity financings. He brings specific experience with fundraising, investor relations, mergers and acquisitions, and corporate strategy. Mr. Pope holds an active CPA license and serves on the boards of various private and public organizations. Mr. Pope earned his undergraduate and graduate degrees in accounting from Brigham Young University.

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

Greg Butterfield

Greg Butterfield was appointed as an independent director of the Company on November 28, 2018. Mr. Butterfield is the founder and Managing Partner of SageCreek Partners (“SCP”) a technology commercialization and consulting firm. Prior to starting SCP Mr. Butterfield served as the CEO of Vivint Solar, a leading full-service residential solar integrator. Before Vivint, Mr. Butterfield was the Group President for Symantec’s Server and Storage business units, responsible for a $4 Billion sector in the business. Mr. Butterfield joined Symantec through the company’s acquisition of Altiris in April 2007. At Altiris, he served as chairman of the board, President, and CEO. After joining Altiris in February 2000, he guided the company to eight consecutive years of positive revenue growth and profitability. In Mr. Butterfield’s first year with Altiris, annual revenues were $3 million; in 2007, annual revenues exceeded $300 million. Mr. Butterfield is widely credited as the driving force behind eleven acquisitions and navigated the company through a successful IPO in 2002 in spite of a notable economic downturn in the technology sector. The IPO was followed in August of 2003 with a successful secondary offering. Mr. Butterfield was invited to the 2006 World Economic Forum as a Technology Pioneer. He was also the winner of the 2002 Ernst and Young Entrepreneur of the Year award and served as the chairman of the board of the Utah Information Technology Association from 2003 to 2005. Mr. Butterfield received a Bachelor of Science in Business Administration (finance emphasis) from Brigham Young University.

Carine Clark

Carine Clark was appointed as an independent director of the Company on June 8, 2018. Ms. Clark is a talented executive serving as president and CEO of four high-growth tech companies, specializing in helping companies scale from $10 million to $100 million or more. In March 2019, Ms. Clark was appointed to the board of directors of Domo, Inc. (NASDAQGM: DOMO) and is currently serving as a member of Domo’s compensation committee. Since 2017 she has served as an Executive Board Member of the Utah Governor’s Office of Economic Development and Silicon Slopes, a non-profit helping Utah’s tech community thrive. Prior to that, Ms. Clark served from January 2015 to December 2016 as the President and CEO of MartizCX. From December 2012 to December 2016, Ms. Clark served as the President and CEO of Allegiance, Inc. Her reputation as a data-driven marketing executive at Novell for 14 years, Altiris for five years, and Symantec for more than 10 years. She has received numerous awards including the EY Entrepreneur of The Year® Award in the Utah Region and Utah Business Magazine’s CEO of the Year. Ms. Clark earned a bachelor’s degree in organizational communications and an MBA from Brigham Young University.

Corporate Governance

Our Board of Directors currently consists of seven members. Our Chairperson of the Board of Directors is Dr. Edward Lee. Dr. Edward Lee, Dr. Desheng Wang and Dr. Jennifer Gu are the three members of our Board of Directors who are not independent directors. Michael Pope, Sheri Lofgren, Greg Butterfield, and Carine Clark are four members of our Board of Directors who are independent directors.

Director Attendance at Meetings

Our Board of Directors conducts its business through meetings of our Board of Directors, both in person and telephonic, and actions taken by written consent in lieu of meetings. During the year ended December 31, 2019, our Board of Directors held four meetings. All directors attended at least 75% of the meetings of our Board of Directors and of the committees of our Board of Directors on which they served during 2019.

Our Board of Directors encourages all directors to attend our annual meetings of stockholders unless it is not reasonably practicable for a director to do so.

Committees of our Board of Directors

Our Board of Directors has established and delegated certain responsibilities to its standing Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee.

Audit Committee

We have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee’s primary duties and responsibilities include monitoring the integrity of our financial statements, monitoring the independence and performance of our external auditors, and monitoring our compliance with applicable legal and regulatory requirements. The functions of the Audit Committee also include reviewing periodically with our independent registered public accounting firm the performance of the services for which they are engaged, including reviewing the scope of the annual audit and its results, reviewing with management and the auditors the adequacy of our internal accounting controls, reviewing with management and the auditors the financial results prior to the filing of quarterly and annual reports, reviewing fees charged by our independent registered public accounting firm and reviewing any transactions between our Company and related parties. Our independent registered public accounting firm reports directly and is accountable solely to the Audit Committee. The Audit Committee has the sole authority to hire and fire the independent registered public accounting firm and is responsible for the oversight of the performance of their duties, including ensuring the independence of the independent registered public accounting firm. The Audit Committee also approves in advance the retention of, and all fees to be paid to, the independent registered public accounting firm. The rendering of any auditing services and all non-auditing services by the independent registered public accounting firm is subject to prior approval of the Audit Committee.

The Audit Committee operates under a written charter. The Audit Committee is required to be composed of directors who are independent under the rules of the SEC and the listing standards of the NASDAQ Stock Market LLC (“NASDAQ”).

The current members of the Audit Committee are directors Ms. Sheri Lofgren, the Chairperson of the Audit Committee, Mr. Michael Pope and Mr. Greg Butterfield, all of whom have been determined by the Board of Directors to be independent under the NASDAQ listing standards and rules adopted by the SEC applicable to audit committee members. The Board of Directors has determined that Mr. Sheri Lofgren qualifies as an “audit committee financial expert” under the rules adopted by the SEC and the Sarbanes Oxley Act. The Audit Committee met four times during 2019.

Compensation Committee

The primary duties and responsibilities of our standing Compensation Committee are to review, modify and approve the overall compensation policies for the Company, including the compensation of the Company’s Chief Executive Officer and other senior management; establish and assess the adequacy of director compensation; and approve the adoption, amendment and termination of the Company’s stock option plans, pension and profit sharing plans, bonus plans and similar programs. The Compensation Committee may delegate to one or more officers the authority to make grants of options and restricted stock to eligible individuals other than officers and directors, subject to certain limitations. Additionally, the Compensation Committee has the authority to form subcommittees and to delegate authority to any such subcommittee. The Compensation Committee also has the authority, in its sole discretion, to select, retain and obtain, at the expense of the Company, advice and assistance from internal or external legal, accounting or other advisors and consultants. Moreover, the Compensation Committee has sole authority to retain and terminate any compensation consultant to assist in the evaluation of director, Chief Executive Officer or senior executive compensation, including sole authority to approve such consultant’s reasonable fees and other retention terms, all at the Company’s expense.

The Compensation Committee operates under a written charter. All members of the Compensation Committee must satisfy the independence requirements of NASDAQ applicable to compensation committee members.

The Compensation Committee currently consists of directors Ms. Carine Clark, Mr. Greg Butterfield, and Mr. Sheri Lofgren. Ms. Carine Clark is the Chairperson of the Compensation Committee. Each of the Compensation Committee members has been determined by the Board of Directors to be independent under NASDAQ listing standards applicable to compensation committee members. The Compensation Committee met four times during 2019.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee identifies, reviews and evaluates candidates to serve on the Board; reviews and assesses the performance of the Board of Directors and the committees of the Board; and assesses the independence of our directors. The Nominating and Corporate Governance Committee is also responsible for reviewing the composition of the Board’s committees and making recommendations to the entire Board of Directors regarding the chairpersonship and membership of each committee. In addition, the Nominating and Corporate Governance Committee is responsible for developing corporate governance principles and periodically reviewing and assessing such principles, as well as periodically reviewing the Company’s policy statements to determine their adherence to the Company’s Code of Business Conduct and Ethics.

The Nominating and Corporate Governance Committee has adopted a charter that identifies the procedures whereby Board of Director candidates are identified primarily through suggestions made by directors, management and stockholders of the Company. We have implemented no material changes in the past year to the procedures by which stockholders may recommend nominees for the Board. The Nominating and Corporate Governance Committee will consider director nominees recommended by stockholders that are submitted in writing to the Company’s Corporate Secretary in a timely manner and which provide necessary biographical and business experience information regarding the nominee. The Nominating and Corporate Governance Committee does not intend to alter the manner in which it evaluates candidates, including the criteria considered by the Nominating Committee, based on whether or not the candidate was recommended by a stockholder. The Board of Directors does not prescribe any minimum qualifications for director candidates, and all candidates for director will be evaluated based on their qualifications, diversity, age, skill and such other factors as deemed appropriate by the Nominating and Corporate Governance Committee given the current needs of the Board of Directors, the committees of the Board of Directors and the Company. Although the Nominating and Corporate Governance Committee does not have a specific policy on diversity, it considers the criteria noted above in selecting nominees for directors, including members from diverse backgrounds who combine a broad spectrum of experience and expertise. Absent other factors which may be material to its evaluation of a candidate, the Nominating and Corporate Governance Committee expects to recommend to the Board of Directors for selection incumbent directors who express an interest in continuing to serve on the Board. Following its evaluation of a proposed director’s candidacy, the Nominating and Corporate Governance Committee will make a recommendation as to whether the Board of Directors should nominate the proposed director candidate for election by the stockholders of the Company.

The Nominating and Corporate Governance Committee operates under a written charter. No member of the Nominating and Corporate Governance Committee may be an employee of the Company, and each member must satisfy the independence requirements of NASDAQ and the SEC.

The Nominating and Corporate Governance Committee currently consists of directors Mr. Greg Butterfield, who is the Chairperson of the committee, Mr. Michael Pope and Ms. Carine Clark. Each of the members of the Nominating and Corporate Governance Committee has been determined by the Board of Directors to be independent under NASDAQ listing standards. The Nominating and Corporate Governance Committee met four times in 2019.

Oversight of Risk Management

Risk is inherent with every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including economic risks, financial risks, legal and regulatory risks and others, such as the impact of competition. Management is responsible for the day-to-day management of the risks that we face, while our Board, as a whole and through its committees, has responsibility for the oversight of risk management. In its risk oversight role, our Board of Directors is responsible for satisfying itself that the risk management processes designed and implemented by management are adequate and functioning as designed. Our Board of Directors assesses major risks facing our Company and options for their mitigation in order to promote our stockholders’ interests in the long-term health of our Company and our overall success and financial strength. A fundamental part of risk management is not only understanding the risks a company faces and what steps management is taking to manage those risks, but also understanding what level of risk is appropriate for us. The involvement of our full Board of Directors in the risk oversight process allows our Board of Directors to assess management’s appetite for risk and also determine what constitutes an appropriate level of risk for our Company. Our Board of Directors regularly includes agenda items at its meetings relating to its risk oversight role and meets with various members of management on a range of topics, including corporate governance and regulatory obligations, operations and significant transactions, risk management, insurance, pending and threatened litigation and significant commercial disputes.

While our Board of Directors is ultimately responsible for risk oversight, various committees of our Board of Directors oversee risk management in their respective areas and regularly report on their activities to our entire Board of Directors. In particular, the Audit Committee has the primary responsibility for the oversight of financial risks facing our Company. The Audit Committee’s charter provides that it will discuss our major financial risk exposures and the steps we have taken to monitor and control such exposures. Our Board of Directors has also delegated primary responsibility for the oversight of all executive compensation and our employee benefit programs to the Compensation Committee. The Compensation Committee strives to create incentives that encourage a level of risk-taking behavior consistent with our business strategy.

We believe the division of risk management responsibilities described above is an effective approach for addressing the risks facing our Company and that our Board’s leadership structure provides appropriate checks and balances against undue risk taking.

Code of Business Conduct and Ethics

Our Board of Directors has adopted a code of ethical conduct that applies to our principal executive officer, principal financial officer and senior financial management. This code of ethical conduct is embodied within our Code of Business Conduct and Ethics, which applies to all persons associated with our Company, including our directors, officers and employees (including our principal executive officer, principal financial officer, principal accounting officer and controller). In order to satisfy our disclosure requirements under Item 5.05 of Form 8-K, we will disclose amendments to, or waivers of, certain provisions of our Code of Business Conduct and Ethics relating to our chief executive officer, chief financial officer, chief accounting officer, controller or persons performing similar functions on our website promptly following the adoption of any such amendment or waiver. The Code of Business Conduct and Ethics provides that any waivers of, or changes to, the code that apply to the Company’s executive officers or directors may be made only by the Audit Committee. In addition, the Code of Business Conduct and Ethics includes updated procedures for non-executive officer employees to seek waivers of the code.

Director Independence

Our Company is governed by our Board. Currently, each member of our Board, other than Mr. Edward Lee, Mr. Desheng Wang, and Ms. Jennifer Gu, is an independent director; and all standing committees of our Board of Directors are composed entirely of independent directors, in each case under NASDAQ’s independence definition applicable to boards of directors. For a director to be considered independent, our Board of Directors must determine that the director has no relationship which, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Members of the Audit Committee also must satisfy a separate SEC independence requirement, which provides that they may not accept directly or indirectly any consulting, advisory or other compensatory fee from us or any of our subsidiaries other than their directors’ compensation. In addition, under SEC rules, an Audit Committee member who is an affiliate of the issuer (other than through service as a director) cannot be deemed to be independent. In determining the independence of members of the Compensation Committee, NASDAQ listing standards require our Board of Directors to consider certain factors, including, but not limited to: (1) the source of compensation of the director, including any consulting, advisory or other compensatory fee paid by us to the director, and (2) whether the director is affiliated with us, one of our subsidiaries or an affiliate of one of our subsidiaries. Under our Compensation Committee Charter, members of the Compensation Committee also must qualify as “outside directors” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), and as “non-employee directors” for purposes of Rule 16b-3 under the Exchange Act. The independent members of the Board of Directors are Michael Pope, Sheri Lofgren, Greg Butterfield, and Carine Clark.

Item 11: EXECUTIVE COMPENSATION

Compensation of Officers

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during 2019, and 2018 awarded to, earned by or paid to our executive officers.

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value & Non-qualified Deferred Compensation Earnings	All Other Compensation	Totals
Position	Year	($)*	($)	($)	($)	(S)	($)	($)	($)
Edward Lee	2019	0	0	0	0	0	0	0	0
Chairman and Director	2018	0	0	0	0	0	0	0	0

Desheng Wang	2019	121,154	0	0	0	0	0	0	121,154
CEO, Secretary and Director	2018	120,000	0	0	0	0	0	0	120,000

Duncan Lee	2019	29,000	0	0	0	0	0	0	29,000
Chief Financial Officer	2018	20,000	0	0	0	0	0	0	20,000

Narrative Disclosure Requirement for Summary Compensation Table

Compensation

Edward Lee did not receive compensation for service provided as President (a position he resigned from on November 15, 2019). Dr. Wang entered into an employment agreement with the Company whereby the Company agreed to pay Dr. Wang a salary of $121,154 per year, payable monthly, for his services as Chief Executive Officer, effective as of November 1, 2018. We have not provided our other named executive officers with perquisites or other personal benefits. As of the date of this prospectus, no other officer or director has formally entered into any compensation arrangement for services provided under consulting agreements or employment agreements. Duncan Lee was hired in April 2018, and only received $20,000 of compensation during the 2018 year. In 2019, Duncan Lee received $29,000 in compensation.

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

Directors’ Compensation

The persons who served as members of our Board of Directors, including executive officers, did not receive any compensation for services as directors for 2017. As of the date of this prospectus, no director has formally entered into any compensation arrangement for services provided under consulting agreements or employment agreements.

For our independent directors, Mr. Michael Pope received $10,000 cash compensation for 2018. Additionally, a company affiliated with Mr. Pope received $120,000 for advisory services. Ms. Sheri Lofgren received $12,500 cash compensation for 2018. Mr. Sean Warren, who has since resigned, received $50,000 total in cash compensation for 2018 for serving as a director and for consulting services after resigning as a director. Ms. Carine Clark received $10,000 cash compensation for 2018. Mr. Greg Butterfield received $5,000 cash compensation for 2018. As of the date of this prospectus, all directors have been issued 30,000 options per person pursuant to our 2018 Stock Option Plan and such options will vest over a period of one year. In 2019, all directors will be paid $20,000 cash, except for Sheri Lofgren, who will receive $25,000 for serving as the chair of the audit committee. Additionally, a company affiliated with Mr. Pope is anticipated to receive up to $120,000 for advisory services in 2019.

Option Exercises and Stock Vested

Previously, we did not have a stock option plan in place; therefore, there were no options issued, outstanding, exercised, or stock issued or vested as compensation during the years ended December 31, 2018 and 2017. On December 17, 2018, the Company adopted the 2018 Stock Option Plan (the “2018 Stock Option Plan”) whereby the Company reserved for issuance 1,000,000 shares of common stock and agreed that such shares shall, when issued and paid for in accordance with the provisions of the 2018 Stock Option Plan, constitute validly issued, fully paid and non-assessable shares of common stock.

Pension Benefits and Nonqualified Deferred Compensation

The Company does not maintain any qualified retirement plans or non-nonqualified deferred compensation plans for its employees or directors.

Executive Officer Outstanding Equity Awards at Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding as of December 31, 2019.

Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned	Option Exercise	Option Expiration	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not
Name	Exercisable	Unexercisable	Options (#)	Price ($)	Date	(#)	Vested	Vested	Vested
Edward Lee - Chairman	7,500	–	22,500	$5.70	August 6, 2029	–	–	–	–
Desheng Wang - CEO, Secretary	7,500	–	22,500	$5.70	August 6, 2029	–	–	–	–
Duncan Lee - CFO	–	–	–	–	–	–	–	–	–
Jennifer Gu	7,500	–	22,500	$5.70	August 6, 2029	–	–	–	–
Michael Pope	7,500	–	22,500	$5.70	August 6, 2029	–	–	–	–
Carine Clark	7,500	–	22,500	$5.70	August 6, 2029	–	–	–	–
Sheri Lofgren	7,500	–	22,500	$5.70	August 6, 2029	–	–	–	–
Greg Butterfield	7,500	–	22,500	$5.70	August 6, 2029	–	–	–	–

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of December 31, 2018: (i) by each of our directors, (ii) by each of the Named Executive Officers, (iii) by all of our executive officers and directors as a group, and (iv) by each person or entity known by us to beneficially own more than five percent (5%) of any class of our outstanding shares. As of December 31, 2019, there were 40,959,741 shares of our common stock outstanding:

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percentage of Beneficial Ownership %

Common	Desheng Wang, CEO, and Director	14,392,400		35.137

Common	Edward Lee, Chairman and Director	8,400,000		20.507

Common	Yan Chen	3,000,000		7.324

Common	Michael Pope	49,032	[10]	*

Common	Duncan Lee	1,400		*

(1) Applicable percentage of ownership is based on 40,959,741 shares of common stock outstanding on December 31, 2019.

Percentage ownership is determined based on shares owned together with securities exercisable or convertible into shares of common stock within 60 days of December 31, 2019, for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2019, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Our common stock is our only issued and outstanding class of securities eligible to vote.

As of December 31, 2019, there were 22,842,832 shares of common stock outstanding owned by our officers and directors.

_____________________

10Share held by company affiliated with Mr. Pope

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Consulting services provided by the President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer for the years ended December 31, 2019 and 2018 were as follows:

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018

President	$0	$0
Chief Executive Officer, Secretary and Treasurer	121,154	120,000
Chief Financial Officer	29,000	20,000
	$150,154	$140,000

Advances to (from) related party

Revenue generated from Vitashower Corp., a company owned by the CEO, amounted to $14,184 and $22,200 for the years ended December 31, 2019 and 2018, respectively. Account receivable balance due from Vitashower Corp. amounted to $0 and $39,625 as of December 31, 2019 and 2018, respectively.

Delinquent Section 16(a) Beneficial Ownership Report

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who beneficially own more than ten percent (10%) of a registered class of our equity securities to file reports of ownership and changes in ownership of our common stock and other equity securities with the SEC on a timely basis. The Company believes, based solely on a review of Section 16 reports filed with the SEC and representations by the Company’s reporting persons that no other reports were required during the year ended December 31, 2019, that all Section 16(a) filing requirements applicable to our executive officers, directors and greater than ten percent (10%)_beneficial owners were timely filed during 2019 other than as follows: on September 12, 2019, a late Form 3 was filed for each of Mr. Butterfield, Ms. Clark, Ms. Gu, Mr. Lee, Mr. Pope, Mr. Wang and Mr. Lee to report their status as an executive officer, director and/or ten percent (10%) beneficial owner; on September 12, 2019, Mr. Wang, filed a late Form 5 report for the year 2015 to report the common stock exchange on December 30, 2015 pursuant to the Perfecular Inc. merger; on September 12, 2019, Mr. Wang, filed a late Form 5 report for the year 2018 to report his three purchases of Common Stock on July 5, 2018, July 10, 2018 and July 12, 2018; on September 12, 2019, Mr. Lee filed a late Form 5 for the year 2018 to report his purchase of Common Stock on June 29, 2018; and on September 13, 2019, a late Form 3 was filed for Ms. Lofgren to report her appointment as an independent director on June 8, 2018;

On February 7, 2020, Mr. Wang amended a Form 5 originally filed on September 12, 2019 for the year 2015 to report his five purchases of Common Stock on March 31, 2015, June 12, 2015 and December 30, 2015. On February 7, 2020, Mr. Wang amended a Form 5 originally filed on September 12, 2019 for the year 2018 to report two separate transactions on July 12, 2018 instead of one transaction for the same number of shares of Common Stock on that date. On February 7, 2020, Mr. Wang filed a late Form 5 for the year 2017 reporting his two purchases of Common Stock on September 28, 2017 and October 18, 2017.

To the best of the Company’s knowledge, the rest of the Company’s Section 16 reports have been filed as of the date of this annual report.

Director Independence

A director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Our director, Edward Lee, is also our Chairman; our director Desheng Wang is also our Chief Executive Officer. The rest of our directors are considered to be independent directors

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the year ended March 31, 2015, 2014, and the period from December 4, 2012 (Inception) to March 31, 2013, we engaged Cutler & Co, LLC, as our independent auditor. On October 20, 2015, we changed our independent auditor to DYH & Company. On April 16, 2017, we changed our independent auditor to BF Borgers CPA PC. For the years ended December 31, 2019, and 2018. For these periods, we incurred fees as discussed below:

	Year ended December 31, 2019		Year ended December 31, 2018

Audit fees		$91,460		$24,000
Audit – related fees	$	Nil	$	Nil
Tax fees	$	Nil	$	Nil
All other fees	$	Nil	$	Nil

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

PART IV

Item 15. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
2.1	Form of Underwriting Agreement *
3.1	Articles of Incorporation. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on December 26, 2013.
3.2	Amended and Restated Bylaws, as filed with the SEC on October 22, 2019.
4.2	Subscription Agreement. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on December 26, 2013.
10.1	Form of Stock Purchase Agreement, as filed with the SEC on March 18, 2019.
10.2	Form of Secured Promissory Note, as filed with the SEC on March 18, 2019.
10.3	Form of Stock Pledge Agreement, as filed with the SEC on March 18, 2019.
10.4	Form of Subscription Agreement, as filed with the SEC on March 18, 2019.
10.5	Form of Consulting Agreement, as filed with the SEC on March 18, 2019.
10.7	2018 Equity Incentive Plan, as filed with the SEC on December 28, 2018.
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Perfecular Inc. unconsolidated financial statements for year-end 2015.*
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

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

Date: March 30, 2020

FOCUS UNIVERSAL INC.

By:	/s/ Desheng Wang
Desheng Wang
Chief Executive Officer, Secretary, and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Focus Universal Inc. and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Desheng Wang	Chief Executive Officer, Secretary and Director	March 30, 2020
Desheng Wang

