Form 10-Q
period 2020-03-31
FOCUS UNIVERSAL INC.
filed 2020-05-15
CIK 1590418

Table of Contents

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2020

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

As of May 15, 2020, registrant had outstanding 40,959,741 shares of the registrant's common stock at a par value of $0.001 per share.

FORM 10-Q

FOCUS UNIVERSAL INC.

2

PART I FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to FOCUS UNIVERSAL INC.

ITEM 1. FINANCIAL STATEMENTS

FOCUS UNIVERSAL INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOCUS UNIVERSAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current Assets:
Cash	$1,493,283	$2,192,870
Accounts receivable	231,499	137,338
Accounts receivable - related party	23,977	–
Inventories, net	77,181	62,933
Prepaid expenses	40,337	46,971
Total Current Assets	1,866,277	2,440,112

Property and equipment, net	4,612,840	4,653,438
Operating lease right-of-use assets	118,544	128,399
Deposits	6,630	6,630

Total Assets:	$6,604,291	$7,228,579

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$314,707	$192,488
Other current liabilities	6,236	16,820
Interest payable - related party	–	1,750
Customer deposit	104,687	127,671
Lease liability, current portion	46,415	44,270
Promissory note short term - related party	–	50,000
Total Current Liabilities	472,045	432,999

Non-Current Liabilities:
Lease liability, less current portion	82,292	94,670
Other liability	12,335	12,335
Total Non-Current Liabilities	94,627	107,005

Total Liabilities	566,672	540,004

Contingencies	–	–

Stockholders' Equity:
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 40,959,741 shares issued and outstanding as of March 31, 2020 and December 31, 2019 respectively	40,959	40,959
Additional paid-in capital	14,035,258	13,775,908
Shares to be issued, common shares	62,709	50,709
Accumulated deficit	(8,101,307)	(7,179,001)
Total Stockholders' Equity	6,037,619	6,688,575

Total Liabilities and Stockholders' Equity	$6,604,291	$7,228,579

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

F-1

FOCUS UNIVERSAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31,
	2020	2019
		(revised)
Revenue	$295,937	$150,883
Revenue - related party	14,672	3,000
Total Revenue	310,609	153,883

Cost of Revenue	338,072	131,731

Gross Profit (loss)	(27,463)	22,152

Operation Expenses:
Selling expense	15,070	–
Compensation - officers	34,000	35,000
Research and development	70,396	62,004
Professional fees	433,539	350,399
General and administrative	389,813	110,653
Total Operating Expenses	942,818	558,056

Loss from Operations	(970,281)	(535,904)

Other Income (Expense)
Interest income (expense), net	1,275	725
Interest (expense) - related party	(81)	–
Other income	46,781	–
Total Other Income (Expense)	47,975	725

Loss before Income Taxes	(922,306)	(535,179)

Income Tax Expense	–	–

Net Loss	$(922,306)	$(535,179)

Weight Average Number of Common Shares Outstanding - Basic and Diluted	40,959,741	40,917,475

Net Loss per Common Share - Basic and Diluted	$(0.02)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

F-2

FOCUS UNIVERSAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	Common stock		Additional Paid-In	Shares to be issued Common	Accumulated	Total Stockholders'
Description	Shares	Amount	Capital	Shares	Deficit	Equity
Balance - December 31, 2019	40,959,741	$40,959	$13,775,908	$50,709	$(7,179,001)	$6,688,575

Stock Options issued for services	–	–	259,350	–	–	259,350

Common stock to be issued for services	–	–	–	12,000	–	12,000

Net loss	–	–	–	–	(922,306)	(922,306)

Balance - March 31, 2020	40,959,741	$40,959	$14,035,258	$62,709	$(8,101,307)	$6,037,619

				Shares to be
			Additional	issued		Total
	Common stock		Paid-In	Common	Accumulated	Stockholders'
Description	Shares	Amount	Capital	Shares	Deficit	Equity
Balance - December 31, 2018	40,907,010	$40,907	$12,956,486	$72,000	$(4,003,458)	$9,065,935

Common stock issued for compensation	13,455	13	96,496	(96,509)	–	–

Shares issued for compensation	–	–	–	36,000	–	36,000

Common stock issued for acquisition	39,286	39	290,677	–	–	290,716

Net loss (revised)	–	–	–	–	(535,179)	(535,179)

Balance - March 31, 2019 (revised)	40,959,741	$40,959	$13,343,659	$11,491	$(4,538,637)	$8,857,472

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

F-3

FOCUS UNIVERSAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2020	2019
		(revised)
Cash flows from operating activities:
Net Loss	$(922,306)	$(535,179)
Adjustments to reconcile net loss to net cash from operating activities:
Inventory reserve	189	26,435
Depreciation expense	40,598	32,925
Amortization of right-of-use assets	(378)	2,033
Stock-based compensation	12,000	35,999
Stock option compensation	259,350	–
Changes in operating assets and liabilities:
Accounts receivable	(94,161)	(99,176)
Accounts receivable - related party	(23,977)	37,625
Inventory	(14,437)	9,187
Other receivable	–	(2,151)
Prepaid expenses	6,634	46,671
Accounts payable and accrued liabilities	123,969	10,257
Accounts payable- related party	–	(4,921)
Other current liabilities	(12,334)	(7,210)
Interest payable - related party	(1,750)	–
Customer deposit	(22,984)	78,388
Net cash flows used in operating activities	(649,587)	(369,117)

Cash flows from investing activities:
Cash from acquisition	–	201,482
Purchase of property and equipment	–	(181,121)
Cash paid for acquisition	–	(550,000)
Net cash flow used in investing activities	–	(529,639)

Cash flows from financing activities:
Payment on long term debt and finance lease obligation	–	(2,021)
Payment on promissory note	(50,000)	–
Net cash flows used in financing activities:	(50,000)	(2,021)

Net change in cash	(699,587)	(900,776)

Cash – beginning of period	2,192,870	4,455,751

Cash – end of period	$1,493,283	$3,554,975

Supplemental cash flow disclosure:
Cash paid for income taxes	$–	$–
Cash paid for interest	$1,831	$–

Supplemental disclosures of non-cash investing and financing activities:
Promissory note issued for acquisition	$–	$50,000
Shares issued for acquisition	$–	$290,716

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

F-4

FOCUS UNIVERSAL INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 – Organization and Operations

Focus Universal Inc. (“Focus” or “Company”) was incorporated under the laws of the State of Nevada on December 4, 2012 (“Inception”). The Company is a universal smart instrument developer and manufacturer, headquartered in the Los Angeles, California metropolitan area, specializing in the development and commercialization of novel and proprietary universal smart technologies and instruments. Universal smart technology is an off-the-shelf technology utilizing an innovative hardware integrated platform. The Focus platform provides a unique and universal combined wired and wireless solution for embedded design, industrial control, functionality testing, and parameter measurement instruments and functions. Our smart technology software utilizes a smartphone, computer, or a mobile device as an interface platform and display that communicates and works in tandem with a group of external sensors or probes, or both. The external sensors and probes may be manufactured by different vendors, but the universal smart technology functions in a manner that does not require the user to have extensive knowledge of the unique characteristics of the function of each of the sensors and probes. The universal smart instrument Focus developed (the “Ubiquitor”) consists of a reusable foundation component which includes a wireless gateway (which allows the instrument to connect to the smartphone via Bluetooth and WiFi technology), universal smart application software (“Application”) which is installed on the user’s smartphone or other mobile device and allows monitoring of the sensor readouts on the smartphone screen. The Ubiquitor also connects to a variety of individual scientific sensors that collect data, from moisture, light, airflow, voltage, and a wide variety of applications. The data then sent through a wired or wireless connection, or a combination thereof to the smartphone or other mobile device and the data is organized and displayed on the smartphone screen. The smartphone or other mobile device, foundation, and sensor readouts together perform the functions of many traditional scientific and engineering instruments and are intended to replace the traditional, wired stand-alone instruments at a fraction of their cost.

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

Note 2 – Revision of Prior Period Financial Statements

The Company corrected certain errors in its 2019 financial statements. In accordance with ASC 50-10-S99 and S55 (formerly Staff Accounting Bulletins (“SAB”) No. 99 and No. 108), Accounting Changes and Error Corrections, the Company concluded that these errors were not, individually, and in the aggregate, quantitatively or qualitatively, material to the financial statements in these periods.

On March 15, 2019, the Company acquired AVX Design & Integration Inc. Upon further review, we noticed that some revenue recognized immediately after the acquisition and before the financial statement reporting period were recognized prematurely. There were also some expense reclassifications between expense items. Consequently, revenue was overstated by $88,855, cost of revenue was understated by $9,603, selling expenses were overstated by $9,209, compensation – officers was understated by $3,325, professional fees was overstated by $4,875, and general and administrative expenses was understated by $197. The Company had accounted for these errors correctly on the audited year end financials.

The below discloses the effects of the revisions on the financial statements for the period reported.

Condensed consolidated statement of operation

	Previously reported		Revised
	For the three months ended		For the three months ended
	3/31/2019	Adjustment	3/31/2019
Revenue	$239,738	$(88,855)	$150,883
Revenue - related party	3,000		3,000
Total revenue	242,738	(88,855)	153,883

Cost of Revenue	122,128	9,603	131,731

Gross Profit	120,610	(98,458)	22,152

Operation Expenses:
Selling	9,209	(9,209)	–
Compensation - officers	31,675	3,325	35,000
Research and development	62,004		62,004
Professional fees	355,274	(4,875)	350,399
General and administrative	110,456	197	110,653
Total Operating Expenses	568,618	(10,562)	558,056

Loss from Operations	(448,008)	(87,896)	(535,904)

Other Income (Expense)
Interest income (expense), net	725		725
Total other expense	725		725

Loss before income taxes	(447,283)	(87,896)	(535,179)

Tax expense	–		–

Net Loss	$(447,283)	$(87,896)	$(535,179)

Condensed consolidated statement of cash flows

	Previously reported		Revised
	For the three months ended		For the three months ended
	3/31/2019	Adjustment	3/31/2019
Cash flows from operating activities:
Net Loss	$(447,283)	(87,896)	$(535,179)
Adjustments to reconcile net loss to net cash from operating activities:
Inventories reserve	26,435		26,435
Depreciation expense	32,925		32,925
Amortization of right-of-use assets	2,033		2,033
Stock-based compensation	35,999		35,999
Changes in operating assets and liabilities:
Accounts receivable	(99,176)		(99,176)
Accounts receivable - related party	37,625		37,625
Inventories	9,187		9,187
Other receivable	(2,151)		(2,151)
Prepaid expenses	46,671		46,671
Accounts payable and accrued liabilities	11,216	(959)	10,257
Accounts payable - related party	(4,921)		(4,921)
Other current liabilities	(7,210)		(7,210)
Customer deposit	(10,467)	88,855	78,388
Net cash flows used in operating activities	(369,117)		(369,117)

Cash flows from investing activities:
Cash from acquisition	201,482		201,482
Purchase of property and equipment	(181,121)		(181,121)
Cash paid for acquisition	(550,000)		(550,000)
Net cash flows used in investing activities	(529,639)		(529,639)

Cash flows from financing activities:
Payment on long term debt and finance lease obligation	(2,021)		(2,021)
Net cash flows used in financing activities	(2,021)		(2,021)

Net change in cash	(900,776)		(900,776)

Cash beginning of period	4,455,751		4,455,751

Cash end of period	$3,554,975		$3,554,975

There was no impact on the Company’s consolidated balance sheet.

Note 3 – Summary of Significant Accounting Policies

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

Segment Reporting

The Company currently has two operating segments. In accordance with ASC 280, Segment Reporting (“ASC 280”), the Company considers operating segments to be components of the Company’s business for which separate financial information is available and evaluated regularly by Management in deciding how to allocate resources and to assess performance. Management reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. Accordingly, the Company has determined that it has two operating and reportable segments.

Asset information by operating segment is not presented as the chief operating decision maker does not review this information by segment. The reporting segments follow the same accounting policies used in the preparation of the Company’s unaudited condensed consolidated financial statements.

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

Cash

The Company considers all highly liquid investments with a maturity of three months or less to be cash. At times, such investments may be in excess of Federal Deposit Insurance Corporation (FDIC) insurance limit. There were no cash equivalents held by the Company at March 31, 2020 and December 31, 2019.

Accounts Receivable

The Company grants credit to clients that sell the Company’s products or engage in construction service under credit terms that it believes are customary in the industry and do not require collateral to support customer receivables. The accounts receivable balances are generally collected within 30 to 90 days of the product sale.

Allowance for doubtful accounts

The Company estimates an allowance for doubtful accounts based on historical collection trends and review of the current status of trade accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. As of March 31, 2020 and December 31, 2019, allowance for doubtful accounts amounted to $22,612 and $22,612, respectively.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company limits its exposure to credit loss by investing its cash with high credit quality financial institutions.

Inventory

Inventory consists primarily of parts and finished goods and is valued at the lower of the inventory’s cost or net realizable value under the first-in-first-out method. Management compares the cost of inventory with its market value and an allowance is made to write down inventory to market value, if lower. Inventory allowances are recorded for obsolete or slow-moving inventory based on assumptions about future demand and marketability of products, the impact of new product introductions and specific identification of items, such as discontinued products. These estimates could vary significantly from actual requirements, for example, if future economic conditions, customer inventory levels or competitive conditions differ from expectations. The Company regularly reviews the value of inventory based on historical usage and estimated future usage. If estimated realized value of our inventory is less than cost, we make provisions in order to reduce its carrying value to its estimated market value. As of March 31, 2020 and December 31, 2019, inventory reserve amounted to $71,063 and $71,414, respectively.

Property and Equipment

Property and equipment are stated at cost. The cost and accumulated depreciation of assets sold or retired are removed from the respective accounts and any gain or loss is included in earnings. Maintenance and repairs are expensed currently. Major renewals and betterments are capitalized. Depreciation is computed using the straight-line method. Estimated useful lives as follows:

Fixed assets	Useful life
Furniture	5 years
Equipment	5 years
Warehouse	39 years
Improvement	5 years
Construction in progress	–
Land	–

Long-Lived Assets

The Company applies the provisions of FASB ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Long-term assets of the Company are reviewed when circumstances warrant as to whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. Based on its review at March 31, 2020 and December 31, 2019, the Company believes there was no impairment of its long-lived assets.

Intangible Assets

The Company’s intangible assets were acquired from AVX. Amortization is computed using the straight-line method, and the Company evaluates for impairments annually. During the year ended December 31, 2019, the Company determined that the intangible assets associated with the acquisition of AVX was fully impaired. during the year ended December 31, 2019, impairment for intangible assets amounted to $47,975. Estimated useful lives of intangible assets as follows:

Intangible assets	Useful life
Market related intangible assets	5 years

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. Goodwill with indefinite useful lives are tested for impairment at least annually at December 31 and whenever triggering events or changes in circumstances indicate its carrying value may not be recoverable. Assessment of the potential impairment of goodwill is an integral part of the Company’s normal ongoing review of operations. Testing for potential impairment of these assets is significantly dependent on numerous assumptions and reflects management’s best estimates at a particular point in time. The dynamic economic environments in which the Company’s businesses operate and key economic and business assumptions related to projected selling prices, market growth, inflation rates and operating expense ratios, can significantly affect the outcome of impairment tests. Estimates based on these assumptions may differ significantly from actual results. Changes in factors and assumptions used in assessing potential impairments can have a significant impact on the existence and magnitude of impairments, as well as the time in which such impairments are recognized. The management tests for impairment annually at year end. During the year ended December 31, 2019, the Company determined that the goodwill associated with the acquisition of certain AVX assets was impaired and took a charge to earnings of $458,490.

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

To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

☐	Level 1: Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

☐	Level 2: Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

☐	Level 3: Pricing inputs that are generally observable inputs and not corroborated by market data.

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

Revenue from the Company is recognized under Topic 606 in a manner that reasonably reflects the delivery of its services and products to customers in return for expected consideration and includes the following elements:

☐	executed contracts with the Company’s customers that it believes are legally enforceable;

☐	identification of performance obligations in the respective contract;

☐	determination of the transaction price for each performance obligation in the respective contract;

☐	allocation the transaction price to each performance obligation; and

☐	recognition of revenue only when the Company satisfies each performance obligation.

These five elements, as applied to each of the Company’s revenue category, is summarized below:

☐	Product sales – revenue is recognized at the time of sale of equipment to the customer.

☐	Service sales – revenue is recognized based on the service been provided to the customer.

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

Income taxes are accounted for using the asset and liability method. Deferred income taxes are provided for temporary differences in recognizing certain income, expense and credit items for financial reporting purposes and tax reporting purposes. Such deferred income taxes primarily relate to the difference between the tax basis of assets and liabilities and their financial reporting amounts. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates applicable to the future years in which deferred tax assets or liabilities are expected to be settled or realized. There was no material deferred tax asset or liabilities as of March 31, 2020 and December 31, 2019.

As of March 31, 2020 and December 31, 2019, the Company did not identify any material uncertain tax positions.

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

Three months ended March 31,	2020	2019
Stock options	140,000	–
Total	140,000	–

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

Note 4 – Recent Accounting Pronouncement

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

Recently Issued Accounting Standards Not Yet Adopted

In June 2016, FASB issued ASU 2016-13, Financial Instruments - Credit Losses, which changes the accounting for recognizing impairments of financial assets. Under the new guidance, credit losses for certain types of financial instruments will be estimated based on expected losses. The new guidance also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. In February 2020, the FASB issued ASU 2020-02, Financial Instruments-Credit Losses (Topic 326) and Leases (Topic 842) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842), which amends the effective date of the original pronouncement for smaller reporting companies. ASU 2016-13 and its amendments will be effective for the Company for interim and annual periods in fiscal years beginning after December 15, 2022. The Company believes the adoption will modify the way the Company analyzes financial instruments, but it does not anticipate a material impact on results of operations. The Company is in the process of determining the effects the adoption will have on its consolidated financial statements.

In December 2019, FASB issued ASU 2019-12 "Income Taxes," which provides for certain updates to reduce complexity in the accounting for income taxes, including the utilization of the incremental approach for intra-period tax allocation, among others. The amendments in ASU 2019-12 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company does not expect the implementation of ASU 2019-12 to have a material effect on its consolidated financial statements.

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statement. As new Accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

Note 5 – Going Concern

In August 2014, the FASB issued ACU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard requires management to assess the company’s ability to continue as a going concern. Disclosures are required if there is substantial doubt as to the company’s continuation as a going concern within one year after the issue date of financial statements. The standard provides guidance for making the assessment, including consideration of management’s plans which may alleviate doubt regarding the Company’s ability to continue as a going concern. ASU 2014-15 is effective for years ending after December 15, 2016. The Company has adopted this standard for the three months ended March 31, 2020 and 2019.

These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to repay its debt obligations, to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Recently, the Company has devoted a substantial amount of resources to research and development to bring the Ubiquitor and its mobile application to full production and distribution. For the three months ended March 31, 2020, the Company had net loss of $922,306 and negative cash flow from operating activities of $649,587. As of March 31, 2020, the Company also had an accumulated deficit of $8,101,307. These factors raise certain doubts regarding the Company’s ability to continue as a going concern. There are no assurances, however, that the Company will be successful in obtaining an adequate level of financing for the long-term development and commercialization of its Ubiquitor product.

Note 6 – Inventory, net

At March 31, 2020 and December 31, 2019, inventory consisted of the following:

	March 31, 2020	December 31, 2019
Parts	$53,820	$31,458
Finished goods	94,964	102,889
Total	148,784	134,347
Less inventory reserve	(71,603)	(71,414)
Inventory, net	$77,181	$62,933

Note 7 – Acquisition

On March 15, 2019, the Company entered into and closed an asset purchase agreement with AVX Design & Integration, Inc. (“AVX”) as stated in Note 1. A summary of the purchase price and the purchase price allocations at fair value is below.

Purchase price
Cash	$550,000
29,286 shares of common stock (1)	290,716
Secured promissory note	50,000
Total purchase price	$890,716

Allocation of purchase price
Cash	$201,482
Accounts receivable	234,561
Inventories	16,000
Property and equipment	10,381
Operating lease right-of-use assets	157,213
Deposits	5,968
Intangible assets	57,000
Goodwill	458,016
Accounts payable and accrued liabilities	(81,478)
Operating lease liability	(168,427)
Purchase price	$890,716

(1) – the fair value of the common stock was calculated based on the closing market price of the Company’s common stock at the date of acquisition.

Note 8 – Property and Equipment

At March 31, 2020 and December 31, 2019, property and equipment consisted of the following:

	March 31, 2020	December 31, 2019
Warehouse	$3,789,773	$3,789,773
Land	731,515	731,515
Building Improvement	238,666	238,666
Furniture and fixture	27,631	27,631
Equipment	47,064	47,064
Software	1,995	1,995
Total cost	4,836,644	4,836,644
Less accumulated depreciation	(223,804)	(183,206)
Property and equipment, net	$4,612,840	$4,653,438

Depreciation expense for the three months ended March 31, 2020 and 2019 amounted to $40,598 and $32,926, respectively.

The Company purchased a warehouse in Ontario, California in September 2018 and leased an unused portion to a third party. The tenant paid $12,335 as security deposit, shown as other liability in non-current liability.

Note 9 – Promissory Note - Related Party

On March 15, 2019, when the Company purchased AVX Design & Integration, Inc. the Company agreed to pay the predecessor owner with promissory note as one of the forms of consideration. The note was $50,000 with a fixed interest rate of 6% per annum payable in 12 equal monthly payments commencing on June 1st, 2019 with interest calculated from the initial payment date through the date in which all amount due under the note is paid off. As of December 31, 2019, the balance of the promissory note was $50,000 and $1,750 accrued interest incurred for the nine months and 15 days ended December 31, 2019. The note and interest amounts of $50,000 and $1,831 were paid off on January 10, 2020.

Note 10 – Related Party Transactions

Revenue generated from Vitashower Corp., a company owned by the CEO’s wife, amounted  to $14,672 and $3,000 for the three months ended March 31, 2020 and 2019, respectively. Account receivable balance due from Vitashower Corp. amounted to $23,977 and $0 as of March 31, 2020 and December 31, 2019, respectively.

Compensation for services provided by the President and Chief Executive Officer for the three months ended March 31, 2020 and 2019 amounted to $30,000 and $30,000, respectively.

Note 11 – Business Concentration and Risks

Major customers

One customer accounted for 17% and 18% of the total accounts receivable as of March 31, 2020 and December 31, 2019, respectively.

Major vendors

One vendor accounted for 4% and 21% of total accounts payable at March 31, 2020 and December 31, 2019, respectively.

Note 12 – Operating Lease Right-of-use Assets and Operating Lease Liability

Operating lease right-of-use assets and liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value is our incremental borrowing rate, estimated to be 15%, as the interest rate implicit in our lease is not readily determinable. During the three months ended March 31, 2020 and 2019, the Company recorded $16,295 and $13,488, respectively as operating lease expense.

The Company currently has a lease agreement for AVX’s operation for a monthly payment of $5,105 and shall increase by 3% every year. The Lease commenced July 1, 2015 and expires on August 31, 2022. A security deposit of $5,968 was also held for the duration of the lease term.

In adopting ASC Topic 842, Leases (Topic 842), the Company has elected the ‘package of practical expedients’, which permit it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter is not applicable to the Company. In addition, the Company elected not to apply ASC Topic 842 to arrangements with lease terms of 12 month or less. On March 15, 2019 when AVX was acquired, upon adoption of ASC Topic 842, the Company recorded a right-of-use asset.

Right-of-use assets are summarized below:

March 31, 2020
Office lease	$157,213
Less accumulated amortization	(38,669)
Right-of-use assets, net	$118,544

Operating Lease liabilities are summarized below:

March 31, 2020
Office lease	$128,707
Less: current portion	(46,415)
Long term portion	$82,292

Maturity of lease liabilities are as follows:

Year ending December 31, 2020	$46,867
Year ending December 31, 2021	64,048
Year ending December 31, 2022	43,655
Total future minimum lease payment	154,570
Imputed interest	(25,863)
Lease Obligation, net	$138,940

Note 13 – Stockholders’ Equity

Shares authorized

Upon formation, the total number of shares of all classes of stock that the Company is authorized to issue is seventy-five million (75,000,000) shares of common stock, par value $0.001 per share.

Common stock

As of March 31, 2020 the Company had 40,959,741 shares of common stock issued and outstanding.

During the three months ended March 31, 2020, the Company did not issue common stock.

Shares to be Issued for Compensation

The Company entered into agreements with third party consultants for financing and management consultation. The Company has incurred consulting service fees paid in cash amounting to $12,000 for the three months ended March 31, 2020, which the Company intends to issue stock as compensation for services rendered. Expenses incurred but not yet paid in shares as of March 31, 2020 and December 31, 2019 amounted to $62,709 and $50,709, respectively.

During the three months ended March 31, 2019,  the Company had the following transactions in its common stock:

☐	Issued 13,445 shares to consultants in exchange for professional services rendered. The shares were valued at $96,509 based on the closing price of the Company’s common stock on the dates that the shares were deemed earned, according to the agreements; and

☐	Issued 39,286 shares as consideration for the AVX acquisition valued at $290,716. The value of the common stock was determined based on the market price on the day of the closing of the acquisition.

Stock options

On August 6, 2019, each member of the Board was granted 30,000 options to purchase shares at $5.70 per share. As of March 31, 2020, there were 210,000 options granted, 140,000 options vested, 70,000 options unvested, and 210,000 outstanding stock options.

For the three months ended March 31, 2020 and 2019, the Company had stock option compensation expense amounted to $259,350 and $0, respectively.

The fair value of the warrants listed above was determined using the Black-Scholes option pricing model with the following assumptions:

	March 31,	March 31,
	2020	2019
Risk-free interest rate	1.71%	0%
Expected life of the options	10 years	–
Expected volatility	158.86%	0%
Expected dividend yield	0%	0%

The following is a summary of options activity from December 31, 2019 to March 31, 2020:

Options	Shares	Weighted average exercise price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2019	210,000	$9.61	9.61	–
Granted	–	–	–	–
Exercised	–	–	–	–
Forfeited or expired	–	–	–	–
Outstanding at March 31, 2020	210,000	$9.61	9.61	–
Vested as of March 31, 2020	140,000	5.70	9.61	–
Exercisable at March 31, 2020	210,000	$9.61	9.61	–

The exercise price for options outstanding and exercisable at March 31, 2020:

Outstanding		Exercisable

Number of	Exercise	Number of	Exercise
Options	Price	Options	Price
30,000	$5.70	30,000	$5.70
30,000	5.70	30,000	5.70
30,000	5.70	30,000	5.70
30,000	5.70	30,000	5.70
30,000	5.70	30,000	5.70
30,000	5.70	30,000	5.70
30,000	5.70	30,000	5.70
210,000		210,000

Note 14 – Segment reporting

The Company consists of two types of operations. Focus Universal, Inc. and Perfecular Inc. (“Focus”) involve wholesale, research and development of universal smart instrument and farming devices. AVX Design & Integration, Inc. (“AVX”) is an IoT installation and management company, specializes in high performance and easy to use Audio/Video, Home Theater, Lighting Control, Automation and Integration. The table below discloses income statement information by segment.

	Three months ended March 31, 2020
	Focus	AVX	Total

Revenue	$125,707	$170,230	$295,937
Revenue - related party	14,672	–	14,672
Total revenue	140,379	170,230	310,609

Cost of Revenue	94,428	243,644	338,072

Gross Profit	45,951	(73,414)	(27,463)

Operation Expenses:
Selling	8,436	6,634	15,070
Compensation - officers	34,000	–	34,000
Research and development	70,396	–	70,396
Professional fees	432,358	1,181	433,539
General and administrative	270,024	119,789	389,813
Total Operating Expenses	815,214	127,604	942,818

Loss from Operations	(769,263)	(201,018)	(970,281)

Other Income (Expense)
Interest income (expense), net	337	938	1,275
Interest (expense) – related party	(81)	–	(81)
Other income	37,792	8,989	46,781
Total other income (expense)	38,048	9,927	47,975

Loss before income taxes	(731,215)	(191,091)	(922,306)

Tax expense	–	–	–

Net Loss	$(731,215)	$(191,091)	$(922,306)

Note 15 – Commitments and Contingencies

In the normal course of business or otherwise, the Company may become involved in legal proceedings. The Company will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonable estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred. As of the date of this quarterly report, the Company was involved in the following material legal proceeding.

On April 13, 2020, Ian Patterson resigned from his position as Chief Operations Officer of AVX. On May 5, 2020, Mr. Patterson filed an action in the Superior Court for the County of Los Angeles, State of California, against the Company et al. We believe either the Company nor Dr. Wang has been served properly and venue is improper. The complaint alleges claims including wrongful termination, retaliation and various other provisions of the California Labor Code, and various other claims under California state law. The complaint seeks unspecified economic and non-economic losses, as well as attorneys’ fees. The Company is investigating and intends to vigorously defend itself in the foregoing matter. However, litigation and investigations are inherently uncertain. Accordingly, the Company cannot predict the outcome of this matter.

Note 16 – Subsequent Events

The Company has evaluated all other subsequent events through the date these consolidated financial statements were issued and determine that there were no subsequent events or transactions that require recognition or disclosures in the consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Narrative Description of the Business

Focus Universal Inc. (the “Company,” “we,” “us,” or “our”) is a Nevada corporation that produces sensor devices and is a wholesaler of various air filters and digital, analog and quantum light meter systems. We plan to focus our future business on our universal smart instrumentation technology, which we are currently developing. We believe our universal smart instrumentation technology will replace the functions of thousands of traditional wired measurement and sensing instruments at a fraction of their current market prices. This technology addresses major limitations present in traditional hardware and represents a technological advancement in the IoT marketplace. We call our flagship USIP (Universal Smart Implementation Platform) device the “Ubiquitor” because it can be used to measure and test a variety of electrical and physical phenomena such as voltage, current, temperature, pressure, sound, light and humidity—both wired and wirelessly.

The Company entered the residential and commercial automation installation service industry through the acquisition of AVX in March of 2019. AVX was established in 2000 with the goal of providing high-performance, easy-to-use Audio/Video, Home Theater, Lighting Control, Automation and Integration services for high-net-worth residential projects. We believe we can integrate our Ubiquitor device into the IoT installation business in both residential and commercial spaces and substantially reduce the costs of IoT installation as well as enhance IoT integration capabilities. We believe the Ubiquitor will be integral in our distributed shared universal smart home products, and we plan to have AVX install these products starting with the greater Los Angeles area.

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

For the three months ended March 31, 2020 and 2019, we generated significant amount of revenue from sales of a broad selection of agricultural sensors and measurement equipment which was the primary business for Perfecular Inc. and is now our primary business.

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

On November 29, 2019, the Company filed an international utility patent application filed through the patent cooperation treaty as application PCT/US2019/63880. On in late April 2020, the Company was notified that it received a favorable international search report from the International Searching Authority regarding this patent application, which patents the Company’s powerline communication technology. The World International Property Organization report cited only three category “A” documents indicating that the Company’s application met both the novelty and non-obviousness patentability requirements. Consequently, the Company is optimistic that the patent covering the claims for its PLC technology will be issued in due course and will allow the Company to implement strong protections on the PLC technology worldwide.

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

Results of Operations

For the three months ended March 31, 2020 compared to the three months ended March 31, 2019

Revenue, cost of sales and gross profit

Our consolidated gross revenue for the three months ended March 31, 2020 and 2019 was $310,609 and $153,883, respectively, which included revenue from related parties of $14,672 and $3,000, respectively. Revenue for the three months ended March 31, 2020 increased $156,726 due to acquisition of AVX Design & Integration, Inc. which generated revenue of $170,230 for the period then ended. Our consolidated cost of revenues for the three months ended March 31, 2020 and 2019 was $338,072 and $131,731, respectively, resulting in a gross loss of $27,463 and gross profit $22,152 for the three months ended March 31, 2020 and 2019, respectively. Gross loss is caused by losses from projects of AVX. There were several projects that incurred more costs of material and labor than originally quoted, resulting in losses on projects.

Operating Costs and Expenses

The major components of our operating expenses for the three months ended March 31, 2020 and 2019 are outlined in the table below:

	For the three months ended March 31, 2020	For the three months ended March 31, 2019	Increase (Decrease) $
Selling expense	$15,070	$–	$15,070
Officer compensation	34,000	35,000	(1,000)
Research and development	70,396	62,004	8,392
Professional fees	433,539	350,399	83,140
General and administrative	389,813	110,653	279,160
Total operating expenses	$942,818	$558,056	$384,762

Selling expense for the three months ended March 31, 2020 increased by $15,070. The Company did not have selling expense in 2019. In 2019, the Company acquired AVX, consolidating its selling expenses for its operation. Selling expense incurred was mainly from outside services and outside sales.

Officer compensation was $34,000 and $35,000 for the three months ended March 31, 2020 and 2019, respectively. The decrease was due to adjustment of Chief Financial Officer’s compensation.

Professional fees increased from $350,399 during the three months ended March 31, 2019 to $433,539 during the three months ended March 31, 2020, an increase of $83,140. The increase of professional fees mainly resulted from legal, accounting and consulting expenses incurred related to the acquisition, annual audit, SEC filings, preparing for a listing on the NASDAQ Capital Market, and stock options granted to the board of directors.

General and administrative expenses of $389,813 incurred during the three months ended March 31, 2020 primarily consisted of salaries of $147,621, insurance expense of $85,005 and depreciation expense of $40,596. General and administrative expenses of $110,653 incurred during the three months ended March 31, 2019 primarily consisted of salaries of $38,717, depreciation expense of $32,927, and insurance expenses of $27,736, and. The increase was mainly due to increased salaries, insurance, and depreciation expenses. The salaries increased due to additional employees from the acquired entity as well as additional employees hired. Increase of insurance expenses is due to acquisition of AVX as well as NASAQ uplisting related expenses and increase in insurance premium. Depreciation expenses increased mainly due to additional fixed assets acquired with AVX.

Net Losses

During the three months ended March 31, 2020 and 2019, we incurred net losses of $922,306 and $535,179 respectively, due to the factors discussed above.

Liquidity and Capital Resources

Working Capital

	March 31, 2020	December 31, 2019
Current Assets	$1,866,277	$2,440,112
Current Liabilities	(472,045)	(432,999)
Working Capital	$1,394,232	$2,007,113

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

	For the three months ended March 31, 2020	For the three months ended March 31, 2019
Net cash used in operating activities	$(649,587)	$(369,117)
Net cash used in investing activities	–	(529,639)
Net cash used in financing activities	(50,000)	(2,021)
Net change in cash	$(699,587)	$(900,776)

Cash Flows from Operating Activities

Our net cash outflows from operating activities of $649,587 for the three months ended March 31, 2020 was primarily the result of our net loss of $922,306 and changes in our operating assets and liabilities offset by the add-back of non-cash expenses. The change in operating assets and liabilities includes increase in accounts receivable of $94,161, increase of accounts receivable – related party of $23,977, increase in inventory of $14,437, decrease in prepaid expenses of $6,634, increase in accounts payable and accrued liabilities of $123,969, decrease in other current liabilities of $12,334, decrease in interest payable – related party of $1,750, and decrease in customer deposit of $22,984. Non-cash expense included add-backs of $189 in inventory reserve, $40,598 in depreciation expense , $12,000 in stock-based compensation, $259,350 in stock option compensation, and net of $378 in amortization of right-of-use asset. Our net cash outflows from operating activities of $369,117 for the three months ended March 31, 2019, was primarily the result of our net loss of $535,179 and changes in our operating assets and liabilities offsets by the add-back of non-cash expenses. The change in operating assets and liabilities includes increase in accounts receivable of $99,176, decrease of accounts receivable – related party of $37,625, decrease in inventory  of $9,187, increase in other receivables of $2,151, decrease in prepaid expenses of $46,671, increase in accounts payable and accrued liabilities of $10,257, decrease in Accounts payable – related party of $4,921, decrease in other current liabilities of $7,210, and increase in customer deposit of $78,388. Non-cash expense included add-backs $26,435 in inventories reserve, $32,925 in depreciation expense, $2,033 in amortization of right-of-use assets, and $35,999 in stock-based compensation.

We expect that cash flows from operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our net revenues and operating results, utilization of new revenue streams, collection of accounts receivable, and timing of billings and payments.

Cash Flows from Investing Activities

For the three months ended March 31, 2020 we did not have any cash inflow or outflow from investing activities. The Company acquired AVX in March 2019, resulting in a cash outflow from investment activities of $529,638 for the three months ended March 31, 2019, which includes $181,120 in purchases of property and equipment, $201,482 cash provided from acquisition of AVX, and $550,000 cash paid for the acquisition.

Cash Flows from Financing Activities

For the three months ended March 31, 2020 the Company paid off a promissory note, resulting cash outflow of $50,000. For the three months ended March 31, 2019, the Company paid long term debt and finance lease obligation of $2,021.

Going Concern

These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to repay its debt obligations, to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Recently, the Company has devoted a substantial amount of resources to research and development to bring the Ubiquitor and its mobile application to full production and distribution. For the three months ended March 31, 2020, the Company had net loss of $922,306 and negative cash flow from operating activities of $649,587. As of March 31, 2020, the Company also had an accumulated deficit of $8,101,307. These factors raise certain doubts regarding the Company’s ability to continue as a going concern. There are no assurances, however, that the Company will be successful in obtaining an adequate level of financing for the long-term development and commercialization of its Ubiquitor product.

Off-Balance Sheet Arrangements

As of March 31, 2020, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation SK.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We were not subject to any legal proceedings during the three months ended March 31, 2020. On April 13, 2020, Ian Patterson resigned from his position as Chief Operations Officer of AVX. On May 5, 2020, Mr. Patterson filed an action in the Superior Court for the County of Los Angeles, State of California, against the Company et al. We believe neither the Company nor Dr. Wang has been served properly and venue is improper. The complaint alleges claims including wrongful termination, retaliation and various other provisions of the California Labor Code, and various other claims under California state law. The complaint seeks unspecified economic and non-economic losses, as well as attorneys’ fees. The Company is investigating and intends to vigorously defend itself in the foregoing matter. However, litigation and investigations are inherently uncertain. Accordingly, the Company cannot predict the outcome of this matter.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No shares or common stock were sold during the three months ended March 31, 2020.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three-month periods ended March 31, 2020 or 2019.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5.    OTHER INFORMATION

Our common stock has been quoted on the OTCQB and on the OTC Link since July 31, 2014 under the symbol “FCUV”.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 10-Q

Exhibits

The following financial information is filed as part of this report:

(a)	(1) FINANCIAL STATEMENTS

(2) SCHEDULES

(3) EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*Filed herewith.

 ** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a party of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Focus Universal Inc.

Dated: May 15, 2020	By:	/s/ Desheng Wang Desheng Wang Chief Executive Officer

Dated: May 15, 2020	By:	/s/ Duncan Lee Duncan Lee Chief Financial Officer

