Form 10-Q
period 2020-06-30
FOCUS UNIVERSAL INC.
filed 2020-08-13
CIK 1590418

Table of Contents

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-55247

FOCUS UNIVERSAL INC.

(Exact Name of Small Business Issuer as specified in its charter)

Nevada	46-3355876
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

2311 E. Locust St. Ontario, CA	91789
(Address of principal executive offices)	(zip code)

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

As of August 13, 2020, registrant had outstanding 40,959,741 shares of the registrant's common stock at a par value of $0.001 per share.

FORM 10-Q

FOCUS UNIVERSAL INC.

2

PART I FINANCIAL INFORMATION

References in this document to “us,” “we,” or “Company” refer to FOCUS UNIVERSAL INC.

ITEM 1. FINANCIAL STATEMENTS

FOCUS UNIVERSAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3

FOCUS UNIVERSAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current Assets:
Cash	$1,365,244	$2,192,870
Accounts receivable	256,419	137,338
Accounts receivable - related party	22,410	–
Inventories, net	68,937	62,933
Other receivables	900	–
Prepaid expenses	28,615	46,971
Total Current Assets	1,742,525	2,440,112

Property and equipment, net	4,572,313	4,653,438
Operating lease right-of-use assets	108,300	128,399
Deposits	6,630	6,630
Total Assets	$6,429,768	$7,228,579

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$170,697	$192,488
Other current liabilities	6,236	16,820
Interest payable - related party	–	1,750
Customer deposit	35,252	127,671
Loan, current portion	104,469	–
Lease liability, current portion	48,643	44,270
Promissory note short term - related party	–	50,000
Total Current Liabilities	365,297	432,999

Non-Current Liabilities:
Lease liability, less current portion	69,443	94,670
Loan, less current portion	301,391	–
Other liability	12,335	12,335
Total Non-Current Liabilities	383,169	107,005

Total Liabilities	748,466	540,004

Contingencies (Note 16)	–	–

Stockholders' Equity:
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 40,959,741 shares issued and outstanding as of June 30, 2020 and December 31,2019, respectively	40,959	40,959
Additional paid-in capital	14,294,608	13,775,908
Shares to be issued, common shares	74,709	50,709
Accumulated deficit	(8,728,974)	(7,179,001)
Total Stockholders' Equity	5,681,302	6,688,575

Total Liabilities and Stockholders' Equity	$6,429,768	$7,228,579

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOCUS UNIVERSAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Revenue	$427,953	$518,519	$723,890	$669,402
Revenue - related party	6,595	–	21,267	3,000
Total Revenue	434,548	518,519	745,157	672,402

Cost of Revenue	313,157	376,740	651,229	508,471

Gross Profit	121,391	141,779	93,928	163,931

Operating Expenses:
Selling expense	1,949	11,756	17,019	11,756
Compensation - officers	34,000	35,000	68,000	70,000
Research and development	61,797	64,716	132,193	126,720
Professional fees	394,031	209,988	827,570	560,387
General and administrative	289,517	242,481	679,330	353,134
Total Operating Expenses	781,294	563,941	1,724,112	1,121,997

Loss from Operations	(659,903)	(422,162)	(1,630,184)	(958,066)

Other Income (Expense)
Interest income (expense), net	(1,240)	343	35	1,068
Interest (expense) - related party	–	–	(81)	–
Other income	33,476	1,980	80,257	1,980
Total other income (expense)	32,236	2,323	80,211	3,048

Loss before income taxes	(627,667)	(419,839)	(1,549,973)	(955,018)

Income tax expense	–	–	–	–

Net Loss	$(627,667)	$(419,839)	$(1,549,973)	$(955,018)

Weight Average Number of Common Shares Outstanding: Basic and Diluted	40,959,741	40,959,741	40,959,741	40,938,725

Net Loss per common share: Basic and Diluted	$(0.02)	$(0.01)	$(0.04)	$(0.02)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOCUS UNIVERSAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(unaudited)

	Common stock		Additional Paid-In	Shares to be issued Common	Accumulated	Total Stockholders'
Description	Shares	Amount	Capital	Shares	Deficit	Equity

Balance - March 31, 2020	40,959,741	$40,959	$14,035,258	$62,709	$(8,101,307)	$6,037,619

Stock options to be issued for services	–	–	259,350	–	–	259,350

Common stock to be issued for services	–	–	–	12,000	–	12,000

Net loss	–	–	–	–	(627,667)	(627,667)

Balance - June 30, 2020	40,959,741	$40,959	$14,294,608	$74,709	$(8,728,974)	$5,681,302

Balance - March 31, 2019	40,959,741	$40,959	$13,343,659	$11,491	$(4,538,637)	$8,857,472

Stock issued for compensation	–	–	–	12,000	–	12,000

Net loss	–	–	–	–	(419,839)	(419,839)

Balance - June 30, 2019	40,959,741	$40,959	$13,343,659	$23,491	$(4,958,476)	$8,449,633

Balance - December 31, 2019	40,959,741	$40,959	$13,775,908	$50,709	$(7,179,001)	$6,688,575

Stock options to be issued for services	–	–	518,700	–	–	518,700

Common stock to be issued for services	–	–	–	24,000	–	24,000

Net loss	–	–	–	–	(1,549,973)	(1,549,973)

Balance - June 30, 2020	40,959,741	$40,959	$14,294,608	$74,709	$(8,728,974)	$5,681,302

Balance - December 31, 2018	40,907,010	$40,907	$12,956,486	$72,000	$(4,003,458)	$9,065,935

Common stock issued for compensation	13,445	13	96,496	(96,509)	–	–

Shares issued for compensation	–	–	–	48,000	–	48,000

Common stock issued for acquisition	39,286	39	290,677	–	–	290,716

Net loss	–	–	–	–	(955,018)	(955,018)

Balance - June 30, 2019	40,959,741	$40,959	$13,343,659	$23,491	$(4,958,476)	$8,449,633

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOCUS UNIVERSAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(unaudited)

	2020	2019
Cash flows from operating activities:
Net Loss	$(1,549,973)	$(955,018)
Adjustments to reconcile net loss to net cash from operating activities:
Bad debt expense	3,954	–
Inventories reserve	4,113	(12,654)
Depreciation expense	81,125	71,168
Amortization of intangible assets	–	475
Amortization of right-of-use assets	(755)	14,337
Stock-based compensation	24,000	48,000
Stock option compensation	518,700	–
Changes in operating assets and liabilities:
Accounts receivable	(123,035)	86,834
Accounts receivable - related party	(22,410)	39,625
Inventories	(10,117)	5,242
Other receivable	(900)	(2,151)
Prepaid expenses	18,356	88,838
Deposits	–	7,210
Accounts payable and accrued liabilities	(20,041)	15,129
Accounts payable - related party	–	(4,921)
Other current liabilities	(12,334)	(7,210)
Interest payable - related party	(1,750)	–
Customer deposit	(92,419)	154,190
Net cash flows used in operating activities	(1,183,486)	(450,906)

Cash flows from investing activities:
Cash from acquisition	–	201,482
Purchase of property and equipment	–	(217,292)
Cash paid for acquisition	–	(550,000)
Net cash flows used in investing activities	–	(565,810)

Cash flows from financing activities:
Proceeds from SBA loan	405,860	–
Payment on promissory note	(50,000)	–
Payments on long-term debt and finance lease obligations	–	(14,256)
Net cash flows provided by (used in) financing activities	355,860	(14,256)

Net change in cash	(827,626)	(1,030,972)

Cash beginning of period	2,192,870	4,455,751

Cash end of period	$1,365,244	$3,424,779

Supplemental cash flow disclosure:
Cash paid for income taxes	$–	$–
Cash paid for interest	$1,831	$–

Supplemental disclosures of non-cash investing and financing activities:
Promissory note issued for acquisition	$–	$50,000
Shares issued for acquisition	$–	$290,716

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOCUS UNIVERSAL INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 – Organization and Operations

Focus Universal Inc. (“Focus”) was incorporated under the laws of the State of Nevada on December 4, 2012 (“Inception”). Headquartered in the Los Angeles, California metropolitan area, Focus derives its revenue primarily from selling sensor devices and serving as a wholesaler of various air filters and digital, analog, and quantum light meter systems. Focus plans to shift the foundation of its future revenue base by becoming a universal smart instrument developer and manufacturer specializing in the development and commercialization of novel and proprietary universal smart technologies and instruments in the internet of things marketplace. Focus’s universal smart technology is an off-the-shelf technology utilizing an innovative hardware integrated platform that provides a unique and universal combined wired and wireless solution for embedded design, industrial control, functionality test, and parameter measurement instruments and functions. The Focus technology called the “Ubiquitor” utilizes a smartphone, computer, or a mobile device as an interface platform and display that communicates and works in tandem with a group of external sensors or probes, or both. The external sensors and probes may be manufactured by different vendors, but the Ubiquitor functions in a manner that does not require the user to have extensive knowledge of the unique characteristics of the function of each of the sensors and probes. The Ubiquitor consists of a reusable foundation component which includes a wireless gateway (which allows the instrument to connect to the smartphone via Bluetooth and WiFi technology), universal smart application software (“Application”) which is installed on the user’s smartphone or other mobile device and allows monitoring of the sensor readouts on the smartphone screen. The Ubiquitor also connects to a variety of individual scientific sensors that collect data, from moisture, light, airflow, voltage, and a wide variety of applications. The data then sent through a wired or wireless connection, or a combination thereof to the smartphone or other mobile device and the data is organized and displayed on the smartphone screen. The smartphone or other mobile device, foundation, and sensor readouts together perform the functions of many traditional scientific and engineering instruments and are intended to replace the traditional, wired stand-alone instruments at a fraction of their cost. Additionally, Focus is performing extensive research and development on an electric power line communication technology and has filed three patents with the U.S. Patent and Trademark Office (“USPTO”) related to the Ubiquitor device and the design of a quantum PAR photo sensor with the notion that power line communications technology can further enhance smart internet of things installations powered by the Ubiquitor.

Perfecular Inc. (“Perfecular”) was founded in September 2009 and is headquartered in Ontario, California, and is engaged in designing certain digital sensor products and sells a broad selection of horticultural sensors and filters in North America and Europe.

AVX Design & Integration, Inc. (“AVX”) was incorporated on June 16, 2000 in the state of California. AVX is an internet of things (“IoT”) installation and management company specializing in high performance and easy to use Audio/Video, Home Theater, Lighting Control, Automation and Integration. Services provided by AVX include full integration of houses, apartment, commercial complex, office spaces with audio, visual and control systems to fully integrate devices in the low voltage field. AVX’s services also include partial equipment upgrade and installation. Focus hopes that the Ubiquitor device can be integrated into AVX installations to reduce the cost as well as enhance the IoT installations.

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

On March 15, 2019, the Company acquired AVX Design & Integration Inc. Upon further review, we noticed that some revenue recognized immediately after the acquisition and before the financial statement reporting period was  recognized prematurely. There were also some expense reclassifications between expense items. Consequently, for the three months ended June 30, 2019 revenue was understated by $98,182, cost of revenue was understated by $94,788, selling expenses were overstated by $68,701, compensation - officers was understated by $5,000, professional fees were  overstated by $6,877, and general and administrative expenses was understated by $3,767. The Company had accounted for these errors correctly on the audited year end financials. For the six months ended June 30, 2019 revenue was understated by $9,327, cost of revenue was understated by $104,391, selling expenses were overstated by $77,910, compensation - officers was understated by $8,325, professional fees were  overstated by $11,752, and general and administrative expenses was understated by $3,964. The Company had accounted for these errors correctly on the audited year end financials.

The below discloses the effects of the revisions on the financial statements for the period reported.

Condensed consolidated statement of operation for the three months ended June 30, 2019

	Previously reported		Revised
	For the three months ended		For the three months ended
	6/30/2019	Adjustment	6/30/2019
Revenue	$420,337	$98,182	$518,519
Revenue - related party	–	–	–
Total revenue	420,337	98,182	518,519

Cost of Revenue	281,952	94,788	376,740

Gross Profit	138,385	3,394	141,779

Operating Expenses:
Selling	80,457	(68,701)	11,756
Compensation - officers	30,000	5,000	35,000
Research and development	64,716	–	64,716
Professional fees	216,865	(6,877)	209,988
General and administrative	238,714	3,767	242,481
Total Operating Expenses	630,752	(66,811)	563,941

Loss from Operations	(492,367)	70,205	(422,162)

Other Income
Interest income	343	–	343
Other income	1,980	–	1,980
Total other income	2,323	–	2,323

Loss before income taxes	(490,044)	70,205	(419,839)

Tax expense	–	–	–

Net Loss	$(490,044)	$70,205	$(419,839)

Condensed consolidated statement of operation for the six months ended June 30, 2019

	Previously reported		Revised
	For the six months ended		For the six months ended
	6/30/2019	Adjustment	6/30/2019
Revenue	$660,075	$9,327	$669,402
Revenue - related party	3,000	–	3,000
Total revenue	663,075	9,327	672,402

Cost of Revenue	404,080	104,391	508,471

Gross Profit	258,995	(95,064)	163,931

Operating Expenses:
Selling	89,666	(77,910)	11,756
Compensation - officers	61,675	8,325	70,000
Research and development	126,720	–	126,720
Professional fees	572,139	(11,752)	560,387
General and administrative	349,170	3,964	353,134
Total Operating Expenses	1,199,370	(77,373)	1,121,997

Loss from Operations	(940,375)	(17,691)	(958,066)

Other Income
Interest income	1,068	–	1,068
Other income	1,980	–	1,980
Total other income	3,048	–	3,048

Loss before income taxes	(937,327)	(17,691)	(955,018)

Tax expense	–	–	–

Net Loss	$(937,327)	$(17,691)	$(955,018)

Condensed consolidated statement of cash flows

	Previously reported		Revised
	For the six months ended		For the six months ended
	6/30/2019	Adjustment	6/30/2019
Cash flows from operating activities:
Net Loss	$(937,327)	(17,691)	$(955,018)
Adjustments to reconcile net loss to net cash from operating activities:
Inventories reserve	(12,654)	–	(12,654)
Depreciation expense	71,168	–	71,168
Amortization of intangible assets	–	475	475
Amortization of right-of-use assets	14,337	–	14,337
Stock-based compensation	48,000	–	48,000
Changes in operating assets and liabilities:
Accounts receivable	146,269	(59,435)	86,834
Accounts receivable - related party	39,625	–	39,625
Inventories	5,242	–	5,242
Other receivable	(2,151)	–	(2,151)
Prepaid expenses	88,838	–	88,838
Deposit	7,210	–	7,210
Accounts payable and accrued liabilities	15,129	–	15,129
Accounts payable - related party	(4,921)	–	(4,921)
Other payable	(7,210)	–	(7,210)
Customer deposit	77,539	76,651	154,190
Net cash flows used in operating activities	(450,906)	–	(450,906)

Cash flows from investing activities:
Cash from acquisition	201,482	–	201,482
Purchase of property and equipment	(217,292)	–	(217,292)
Cash paid for acquisition	(550,000)	–	(550,000)
Net cash flows used in investing activities	(565,810)	–	(565,810)

Cash flows from financing activities:
Payment on long term debt and finance lease obligation	(14,256)	–	(14,256)
Net cash flows used in financing activities	(14,256)	–	(14,256)

Net change in cash	(1,030,972)	–	(1,030,972)

Cash beginning of period	4,455,751	–	4,455,751

Cash end of period	$3,424,779	–	$3,424,779

There was no impact on the Company’s consolidated balance sheet.

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Focus and its wholly-owned subsidiaries, Perfecular Inc. and AVX Design & Integration, Inc. (collectively, the “Company”, “we”, “our”, or “us”). All intercompany balances and transactions have been eliminated upon consolidation. The Company’s condensed consolidated  financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principles of Consolidation

The accompanying condensed consolidated  financial statements include the accounts of the Company and its wholly-owned subsidiaries, Perfecular Inc. and AVX Design & Integration. Focus and Perfecular, collectively “the entities” were under common control; therefore, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805-50-45, the acquisition of Perfecular was accounted for as a business combination between entities under common control and treated similar to a pooling of interest transaction. On March 15, 2019, Focus entered into a stock purchase agreement with AVX whereby Focus purchased 100% of the outstanding stock of AVX. All significant intercompany transactions and balances have been eliminated.

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

Cash

The Company considers all highly liquid investments with a maturity of three months or less to be cash. At times, such investments may be in excess of Federal Deposit Insurance Corporation (FDIC) insurance limit. There were no cash equivalents held by the Company at June 30, 2020 and December 31, 2019.

Accounts Receivable

The Company grants credit to clients that sell the Company’s products or engage in construction service under credit terms that it believes are customary in the industry and do not require collateral to support customer receivables. The accounts receivable balances are generally collected within 30 to 90 days of the product sale.

Allowance for doubtful accounts

The Company estimates an allowance for doubtful accounts based on historical collection trends and review of the current status of trade accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. As of June 30, 2020, and December 31, 2019, allowance for doubtful accounts amounted to $26,566 and $22,612, respectively.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash.  The Company limits its exposure to credit loss by investing its cash with high credit quality financial institutions.

Inventory

Inventory consists primarily of parts and finished goods and is valued at the lower of the inventory’s cost or net realizable value under the first-in-first-out method. Management compares the cost of inventory with its market value and an allowance is made to write down inventory to market value, if lower. Inventory allowances are recorded for obsolete or slow-moving inventory based on assumptions about future demand and marketability of products, the impact of new product introductions and specific identification of items, such as discontinued products. These estimates could vary significantly from actual requirements, for example, if future economic conditions, customer inventory levels or competitive conditions differ from expectations. The Company regularly reviews the value of inventory based on historical usage and estimated future usage. If estimated realized value of our inventory is less than cost, we make provisions in order to reduce its carrying value to its estimated market value. As of June 30, 2020 and December 31, 2019, inventory reserve amounted to $75,527 and $71,414, respectively.

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

Long-Lived Assets

The Company applies the provisions of FASB ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Long-term assets of the Company are reviewed when circumstances warrant as to whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. Based on its review at June 30, 2020 and December 31, 2019, the Company believes there was no impairment of its long-lived assets.

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

The condensed consolidated  financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated financial statements is not required in those statements. The disclosures shall include: (a) the nature of the relationship(s) involved; (b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the consolidated financial statements; (c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and (d) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

Income taxes are accounted for using the asset and liability method. Deferred income taxes are provided for temporary differences in recognizing certain income, expense and credit items for financial reporting purposes and tax reporting purposes. Such deferred income taxes primarily relate to the difference between the tax basis of assets and liabilities and their financial reporting amounts. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates applicable to the future years in which deferred tax assets or liabilities are expected to be settled or realized. There was no material deferred tax asset or liabilities as of June 30, 2020 and December 31, 2019.

As of June 30, 2020 and December 31, 2019, the Company did not identify any material uncertain tax positions.

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

Six months ended June 30,	2020	2019
Stock options	192,500	–
Total	192,500	–

Subsequent Events

The Company follows the guidance in ASC 855-10-50 for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued. Pursuant to ASU 2010-09, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR. Based upon the review, other than described in Note 18 – Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated  financial statements.

Reclassification

Certain reclassifications have been made to the consolidated financial statements for prior years to the current year’s presentation. Such reclassifications have no effect on net income as previously reported.

Note 4 – Recent Accounting Pronouncements

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

In June 2020, the FASB issued ASU 2020-05 in response to the ongoing impacts to US businesses in response to the COVID-19 pandemic. ASU 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842) Effective Dates for Certain Entities provides a limited deferral of the effective dates for implementing previously issued ASU 606 and ASU 842 to give some relief to businesses and the difficulties they are facing during the pandemic. These entities may defer application to fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. As the Company has already adopted ASU 606 and ASU 842, the Company does not anticipate any effect on its financial statements.

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

Note 5 – Going Concern

In August 2014, the FASB issued ACU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard requires management to assess the company’s ability to continue as a going concern. Disclosures are required if there is substantial doubt as to the company’s continuation as a going concern within one year after the issue date of financial statements. The standard provides guidance for making the assessment, including consideration of management’s plans which may alleviate doubt regarding the Company’s ability to continue as a going concern. ASU 2014-15 is effective for years ending after December 15, 2016. The Company has adopted this standard for the six months ended June 30, 2020 and 2019.

These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to repay its debt obligations, to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Recently, the Company has devoted a substantial amount of resources to research and development to bring the Ubiquitor and its mobile application to full production and distribution. For the six months ended June 30, 2020, the Company had net loss of $1,549,973 and negative cash flow from operating activities of $1,183,486. As of June 30, 2020, the Company also had an accumulated deficit of $8,728,974. These factors raise certain doubts regarding the Company’s ability to continue as a going concern. There are no assurances, however, that the Company will be successful in obtaining an adequate level of financing for the long-term development and commercialization of its Ubiquitor product.

Note 6 – Inventories, net

At June 30, 2020 and December 31, 2019, inventory consisted of the following:

	June 30, 2020	December 31, 2019
Parts	$53,534	$31,458
Finished goods	90,930	102,889
Total	144,464	134,347
Less inventory reserve	(75,527)	(71,414)
Inventory, net	$68,937	$62,933

Note 7 – Acquisition

On March 15, 2019, the Company entered into and closed an asset purchase agreement with AVX Design & Integration, Inc. (“AVX”) as stated in Note 1. A summary of the purchase price and the purchase price allocations at fair value is below.

Purchase price
Cash	$550,000
29,286 shares of common stock (1)	290,716
Secured promissory note	50,000
Total purchase price	$890,716

Allocation of purchase price
Cash	$201,482
Accounts receivable	234,561
Inventories	16,000
Property and equipment	10,381
Operating lease right-of-use assets	157,213
Deposits	5,968
Intangible assets	57,000
Goodwill	458,016
Accounts payable and accrued liabilities	(81,478)
Operating lease liability	(168,427)
Purchase price	$890,716

(1) – the fair value of the common stock was calculated based on the closing market price of the Company’s common stock at the date of acquisition.

Note 8 – Property and Equipment

At June 30, 2020 and December 31, 2019, property and equipment consisted of the following:

	June 30, 2020	December 31, 2019
Warehouse	$3,789,773	$3,789,773
Land	731,515	731,515
Building improvement	238,666	238,666
Furniture and fixture	27,631	27,631
Equipment	47,064	47,064
Software	1,995	1,995
Total cost	4,836,644	4,836,644
Less accumulated depreciation	(264,331)	(183,206)
Property and equipment, net	$4,572,313	$4,653,438

Depreciation expense for the six months ended June 30, 2020 and 2019 amounted to $81,125 and $71,168, respectively.

The Company purchased a warehouse in Ontario, California in September 2018 and leased an unused portion to a third party. The tenant paid $12,335 as security deposit, shown as other liability in non-current liabilities.

Note 9 – Promissory Note - Related Party

On March 15, 2019, when the Company purchased AVX Design & Integration, Inc. the Company agreed to pay the predecessor owner with promissory note as one of the forms of consideration. The note was $50,000 with a fixed interest rate of 6% per annum payable in 12 equal monthly payments commencing on June 1st, 2019 with interest calculated from the initial payment date through the date in which all amount due under the note is paid off. As of December 31, 2019, the balance of the promissory note was $50,000 and $1,750 accrued interest incurred for the nine months and 15 days ended December 31, 2019. The note and interest amount of $50,000 and $1,831 were paid off on January 10, 2020.

Note 10 – Related Party Transactions

Revenue generated from Vitashower Corp., a company owned by the CEO’s wife, amounted to $21,267 and $3,000 for the six months ended June 30, 2020 and 2019, respectively. Account receivable balance due from Vitashower Corp. amounted to $22,410 and $0 as of June 30, 2020 and December 31, 2019, respectively.

Compensation for services provided by the President and Chief Executive Officer for the six months ended June 30, 2020 and 2019 amounted to $60,000 and $60,000, respectively.

Note 11 – Business Concentration and Risks

Major customers

One customer accounted for 0% and 18% of the total accounts receivable as of June 30, 2020 and December 31, 2019, respectively.

Major vendors

One vendor accounted for 0% and 21% of total accounts payable at June 30, 2020 and December 31, 2019, respectively.

Note 12 – Operating Lease Right-of-use Assets and Operating Lease Liability

Operating lease right-of-use assets and liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value is our incremental borrowing rate, estimated to be 15%, as the interest rate implicit in our lease is not readily determinable. During the six months ended June 30, 2020 and 2019, the Company recorded $32,590 and $29,732, respectively as operating lease expense.

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

Right-of-use assets are summarized below:

	June 30, 2020	December 31, 2019
Office lease	$157,213	$157,213
Less accumulated amortization	(48,913)	(28,814)
Right-of-use assets, net	$108,300	$128,399

Operating Lease liabilities are summarized below:

	June 30, 2020	December 31, 2019
Office lease	$118,086	$138,940
Less: current portion	(48,643)	(44,270)
Long term portion	$69,443	$94,670

Maturity of lease liabilities are as follows:

Year ending December 31, 2020	$31,551
Year ending December 31, 2021	64,048
Year ending December 31, 2022	43,655
Total future minimum lease payment	139,254
Imputed interest	(21,168)
Lease Obligation, net	$118,086

Note 13 – Loans

Paycheck Protection Program

On April 24, 2020, AVX Design & Integration, Inc. entered into an agreement to receive a U.S. Small Business Administration Loan (“SBA Loan”) from JPMorgan Chase Bank, N.A. related to the COVID-19 pandemic in the amount of $116,460, which we received on May 1, 2020. The SBA Loan has a fixed interest rate of 0.98 percent per annum and a maturity date two years from the date loan was issued. The loan has a six months deferral period and 18 monthly payments of $6,552 commencing the seventh month on November 24, 2020.

On May 4, 2020, Perfecular Inc. entered into an agreement to receive a U.S. Small Business Administration Loan (“SBA Loan”) from Bank of America related to the COVID-19 pandemic in the amount of $151,500, which we received on May 4, 2020. The SBA Loan has a fixed interest rate of 1 percent per annum and a maturity date two years from the date loan was issued. The loan has a six months deferral period and 18 monthly payments of $8,526 commencing the seventh month on December 4, 2020.

Economic Injury Disaster Loan

On June 4, 2020, Perfecular Inc. entered into an agreement to receive a U.S. Small Business Administration Loan (“SBA Loan”) from Wells Fargo Bank related to the COVID-19 pandemic in the amount of $81,100, which we received on June 4, 2020. The SBA Loan has a fixed interest rate of 3.75 percent per annum and a maturity date thirty years from the date loan was issued. The loan is for 30 years, has one year deferral period, monthly payments of $396 commencing on June 4, 2021.

On June 5, 2020, AVX Design & Integration, Inc. entered into an agreement to receive a U.S. Small Business Administration Loan (“SBA Loan”) from JPMorgan Chase Bank, N.A. related to the COVID-19 pandemic in the amount of $56,800, which we received on June 5, 2020. The SBA Loan has a fixed interest rate of 3.75 percent per annum and a maturity date thirty years from the date loan was issued. The loan is for 30 years, has one year deferral period, monthly payments of $277 commencing on June 5, 2021.

June 30, 2020
SBA Loan	$405,860
Less: current portion	(104,469)
Long term portion	$301,391

Interest expense incurred from the loans amounted to $868 for the six months ended June 30, 2020.

Economic Injury Disaster Loan advance

The amount of the EIDL Advance was determined by the number of employees indicated on the EIDL application at $1,000 per employee, up to a maximum of $10,000. The EIDL Advance does not have to be repaid. Recipients did not have to be approved for an EIDL loan in order to receive the EIDL.

On June 16, 2020, the Company received $10,000 EIDL advance and recorded the receipt as other income.

Note 14 – Stockholders’ Equity

Shares authorized

Upon formation, the total number of shares of all classes of stock that the Company is authorized to issue is seventy-five million (75,000,000) shares of common stock, par value $0.001 per share.

Common stock

As of June 30, 2020 and December 31, 2019 the Company had 40,959,741 shares of common stock issued and outstanding.

During the six months ended June 30, 2020, the Company did not issue common stock.

During the six months ended June 30, 2019, the Company had the following transactions in its common stock:

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

Shares to be Issued for Compensation

The Company entered into agreements with third party consultants for financing and management consultation. The Company has incurred consulting service fees paid in cash amounting to $24,000 for the six months ended June 30, 2020, which the Company intends to issue stock as compensation for services rendered. Expenses incurred but not yet paid in shares as of June 30, 2020 and December 31, 2019 amounted to $74,709 and $50,709, respectively.

Stock options

On August 6, 2019, each member of the Board was granted 30,000 options to purchase shares at $5.70 per share. As of June 30, 2020, there were 210,000 options granted, 192,500 options vested, 17,500 options unvested, and 210,000 outstanding stock options.

For the six months ended June 30, 2020 and 2019, the Company had stock option compensation expense amounted to $518,700 and $0, respectively.

The fair value of the warrants listed above was determined using the Black-Scholes option pricing model with the following assumptions:

	June 30,	June 30,
	2020	2019
Risk-free interest rate	1.71%	0%
Expected life of the options	10 years	–
Expected volatility	158.86%	0%
Expected dividend yield	0%	0%

The following is a summary of options activity from December 31, 2019 to June 30, 2020:

Options	Shares	Weighted average exercise price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2019	210,000	$9.61	9.61	–
Granted	–	–	–	–
Exercised	–	–	–	–
Forfeited or expired	–	–	–	–
Outstanding at June 30, 2020	210,000	$9.61	9.61	–
Vested as of June 30, 2020	192,500	5.70	9.61	–
Exercisable at June 30, 2020	210,000	$9.61	9.61	–

The exercise price for options outstanding and exercisable at June 30, 2020:

Outstanding		Exercisable

Number of	Exercise	Number of	Exercise
Options	Price	Options	Price
30,000	$5.70	30,000	$5.70
30,000	5.70	30,000	5.70
30,000	5.70	30,000	5.70
30,000	5.70	30,000	5.70
30,000	5.70	30,000	5.70
30,000	5.70	30,000	5.70
30,000	5.70	30,000	5.70
210,000		210,000

Note 15 – Segment reporting

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

	Six months ended June 30, 2020
	Focus	AVX	Total

Revenue	$322,913	$400,977	$723,890
Revenue - related party	21,267	–	21,267
Total revenue	344,180	400,977	745,157

Cost of Revenue	239,381	411,848	651,229

Gross Profit	104,799	(10,871)	93,928

Operation Expenses:
Selling	8,436	8,583	17,019
Compensation - officers	68,000	–	68,000
Research and development	132,193	–	132,193
Professional fees	823,378	4,192	827,570
General and administrative	495,773	183,557	679,330
Total Operating Expenses	1,527,780	196,332	1,724,112

Loss from Operations	(1,422,981)	(207,203)	(1,630,184)

Other Income (Expense)
Interest income (expense), net	57	(22)	35
Interest (expense) – related party	(81)	–	(81)
Other income	74,521	5,736	80,257
Total other income (expense)	74,497	5,714	80,211

Loss before income taxes	(1,348,484)	(201,489)	(1,549,973)

Tax expense	–	–	–

Net Loss	$(1,348,484)	$(201,489)	$(1,549,973)

Note 16 – Commitments and Contingencies

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

On April 13, 2020, AVX terminated an employee from her position as Sales and Marketing Director. On May 13, 2020, she filed an action in the Superior Court for the County of Los Angeles, State of California. The Complaint alleges claims including wrongful termination, retaliation and various other provisions of the California Labor Code, and various other claims under California state law. The complaint seeks unspecified economic and non-economic losses, as well as attorneys’ fees. The Company is investigating and intends to vigorously defend itself in the foregoing matters. However, litigation and investigations are inherently uncertain.

Note 17 – Subsequent Events

The Company has evaluated all other subsequent events through the date these condensed consolidated financial statements were issued and determine that there were no subsequent events or transactions that require recognition or disclosures in the condensed consolidated  financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward-looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or our behalf. We disclaim any obligation to update forward-looking statements.

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

We entered the residential and commercial automation installation service industry through the acquisition of AVX in March of 2019. AVX was established in 2000 with the goal of providing high-performance, easy-to-use Audio/Video, Home Theater, Lighting Control, Automation, and Integration services for high-net-worth residential projects. We believe we can integrate our Ubiquitor device into the IoT installation business in both residential and commercial spaces and substantially reduce the costs of IoT installation as well as enhance IoT integration capabilities. We believe the Ubiquitor will be integral in our distributed shared universal smart home products, and we plan to have AVX install these products starting with the greater Los Angeles area.

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

Our Current Products Include:

Scientific Instrument Research and Development and Sales

Engineers and scientists use instrumentation to observe, understand, and manage real-world data and phenomena, events, and processes related to their industries or areas of expertise. Instrumentation systems that we are researching and developing measure and control electrical signals, such as voltage, current and power, as well as, for example, temperature, pressure, speed, flow, volume, torque, light sensing, and vibration. Common general-purpose instruments in our market segment include, for example, voltmeters, signal generators, oscilloscopes, data loggers, spectrum analyzers, cameras, temperature, pressure monitors, and controllers. Systems that perform measurement and control can be generally categorized as test, measurement, and embedded systems.

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

Ubiquitor Universal Sensor Device

Our universal smart instrumentation platform (“USIP”) technology is an advanced software and hardware integrated instrumentation platform that uses a large-scale modular design approach. The large-scale modular design approach subdivides instruments into a foundation component, a USIP, and architecture-specific components (sensor modules), which together replaces the functions of traditional instruments at a fraction of their cost. The USIP has an open architecture, incorporating a variety of individual instrument functions, sensors, and probes from different industries and vendors. The platform features the ability to connect potentially thousands of different sensors or probes, addressing major limitations present in traditional hardware. We believe the platform represents a technological advancement in the IoT marketplace by integrating large numbers of technologies, including cloud technology, wired and wireless communication technology, software programming, instrumentation technology, artificial intelligence, power line communication, and sensor networking into a single platform. The result of such integration is circuit designs that are orders of magnitude smaller, cheaper, and faster than discrete integrated circuit components constructed from scratch.

The USIP, which covers up to 90% of the instruments currently manufactured, consists of universal and reusable hardware and software. The universal hardware in the USIP may be a smartphone, computer, or any mobile device that includes a display and hardware controls or software control surfaces. Our Ubiquitor is designed to be the universal data logger that acts as a bridge between the universal hardware and sensor modules. We call our USIP device the “Ubiquitor” due to its ability to measure and test a variety of electrical and physical phenomena such as voltage, current, temperature, pressure, sound, light, and humidity—both wired and wirelessly.

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

Results of Operations

For the three months ended June 30, 2020 compared to the three months ended June 30, 2019

Revenue, cost of sales and gross profit

Our consolidated gross revenue for the three months ended June 30, 2020 and 2019 was $434,548 and $518,519, respectively, which included revenue from related parties of $6,595 and $0, respectively. Revenue for the three months ended June 30, 2020 decreased $83,971 due to the lack of customer orders from Perfecular Inc., resulting in gross profit of $121,391 and $141,779 for the three months ended June 30, 2020 and 2019, respectively.

Operating Costs and Expenses

The major components of our operating expenses for the three months ended June 30, 2020 and 2019 are outlined in the table below:

	For the three months ended June 30, 2020	For the three months ended June 30, 2019	Increase (Decrease) $
Selling expense	$1,949	$11,756	$(9,807)
Officer compensation	34,000	35,000	(1,000)
Research and development	61,797	64,716	(2,919)
Professional fees	394,031	209,988	184,043
General and administrative	289,517	242,481	47,036
Total operating expenses	$781,294	$568,941	$217,353

Selling expense for the three months ended June 30, 2020 was $1,949, compared to $11,756 for the three months ended June 30, 2019. In 2019, the Company acquired AVX, consolidating its selling expenses for its operation. Selling expense incurred was mainly from outside services and outside sales. The decrease of selling expense was due to a decrease in outside sales.

Officer compensation was $34,000 and $35,000 for the three months ended June 30, 2020 and 2019, respectively. The decrease was due to an adjustment of the Chief Financial Officer’s compensation.

Research and development costs were $61,797 and $64,716 for the three months ended June 30, 2020 and 2019, respectively. The decrease in 2020 was due to more spending on supplies incurred in first quarter of 2020 on research and development effort and less supplies were needed in the second quarter.

Professional fees were $209,988 during the three months ended June 30, 2019 compared to $394,031 during the three months ended June 30, 2020. The increase in professional fees mainly resulted from legal, accounting and consulting expenses related to the litigations, acquisition, annual audit, SEC filings, preparing for a listing on the NASDAQ Capital Market, and stock options granted to the board of directors.

General and administrative expenses of $289,517 incurred during the three months ended June 30, 2020 primarily consisted of salaries of $115,153, insurance expense of $47,029 and depreciation expense of $40,529. General and administrative expenses of $242,481 incurred during the three months ended June 30, 2019 primarily consisted of salaries of $86,977, insurance expense of $47,142, and depreciation expense of $38,241. Salary expense increased due to additional employees from the acquired entity as well as additional employees hired. Increase of insurance expenses are due to the acquisition of AVX as well as possible future NASDAQ uplisting related expenses and an increase in insurance premiums. Depreciation expense increased due to additional fixed assets acquired with AVX.

Net Losses

During the three months ended June 30, 2020 and 2019, we incurred net losses of $627,667 and $419,839 respectively, due to the factors discussed above.

For the six months ended June 30, 2020 compared to the six months ended June 30, 2019

Revenue, cost of sales and gross profit

Our consolidated gross revenue for the six months ended June 30, 2020 and 2019 was $745,157 and $672,402, respectively, which included revenue from related parties of $21,267 and $3,000, respectively. Revenue for the six months ended June 30, 2020 increased $72,755 due to the acquisition of AVX, resulting in gross profit of $93,928 and $163,931 for the six months ended June 30, 2020 and 2019, respectively.

Operating Costs and Expenses

The major components of our operating expenses for the six months ended June 30, 2020 and 2019 are outlined in the table below:

	For the six months ended June 30, 2020	For the six months ended June 30, 2019	Increase (Decrease) $
Selling expense	$17,019	$11,756	$5,263
Officer compensation	68,000	70,000	(2,000)
Research and development	132,193	126,720	5,473
Professional fees	827,570	560,387	267,183
General and administrative	679,330	353,134	326,196
Total operating expenses	$1,724,112	$1,121,997	$602,115

Selling expense for the six months ended June 30, 2020 was $17,019, compared to $11,756 for the six months ended June 30, 2019. In 2019, the Company acquired AVX, consolidating its selling expenses for its operation. Selling expense incurred was mainly from outside services and outside sales. The increase in selling expense was due to an increase in marketing fees for AVX.

Officer compensation was $68,000 and $70,000 for the six months ended June 30, 2020 and 2019, respectively. The decrease was due to an adjustment of the Chief Financial Officer’s compensation.

Research and development costs were $132,193 and $126,720 for the six months ended June 30, 2020 and 2019, respectively. The increase was due to increase of supplies needed for research and development in 2020.

Professional fees were $560,387 during the six months ended June 30, 2019 compared to $827,570 during the six months ended June 30, 2020. The increase in professional fees mainly resulted from legal, accounting and consulting expenses related to litigations, acquisition, annual audit, SEC filings, preparing for a listing on the NASDAQ Capital Market, and stock options granted to the board of directors.

General and administrative expenses of $679,330 incurred during the six months ended June 30, 2020 primarily consisted of salaries of $262,774, insurance expense of $132,034 and depreciation expense of $81,125. General and administrative expenses of $353,134 incurred during the six months ended June 30, 2019 primarily consisted of salaries of $125,694, depreciation expense of $71,167, and insurance expense of $74,878. The increase was due to raised salaries, increased insurance premiums, and depreciation expenses. Salary expense increased due to additional employees from the acquired entity as well as additional employees hired. The increase in insurance expense is due to the acquisition of AVX as well as NASDAQ uplisting related expenses and an increase in insurance premiums. Depreciation expense increased mainly due to additional fixed assets acquired with AVX.

Net Losses

During the six months ended June 30, 2020 and 2019, we incurred net losses of $1,549,973 and $955,018 respectively, due to the factors discussed above.

Liquidity and Capital Resources

Working Capital

	June 30, 2020	December 31, 2019
Current Assets	$1,742,525	$2,440,112
Current Liabilities	(365,297)	(432,999)
Working Capital	$1,377,228	$2,007,113

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

	For the six months ended June 30, 2020	For the six months ended June 30, 2019
Net cash used in operating activities	$(1,183,486)	$(450,906)
Net cash used in investing activities	–	(565,810)
Net cash provided by (used in) financing activities	355,860	(14,256)
Net change in cash	$(827,626)	$(1,030,972)

Cash Flows from Operating Activities

Our net cash outflows from operating activities of $1,183,486 for the six months ended June 30, 2020 was primarily the result of our net loss of $1,549,973 and changes in our operating assets and liabilities offset by the add-back of non-cash expenses. The change in operating assets and liabilities includes an increase in accounts receivable of $123,035, increase of accounts receivable – related party of $22,410, increase in inventory of $10,117, increase in other receivables of $900, decrease in prepaid expenses of $18,356, decrease in accounts payable and accrued liabilities of $20,041, decrease in other current liabilities of $12,334, decrease in interest payable – related party of $1,750, and a decrease in customer deposit of $92,419. Non-cash expense included add-backs of $3,954 in bad debt expense, $4,113 in inventory reserve, $81,125 in depreciation expense, $24,000 in stock-based compensation, $518,700 in stock option compensation, and a net of $755 in amortization of right-of-use assets. Our net cash outflows from operating activities of $450,906 for the six months ended June 30, 2019, was primarily the result of our net loss of $955,018 and changes in our operating assets and liabilities offset by the add-back of non-cash expenses. The change in operating assets and liabilities includes a decrease in accounts receivable of $86,834, decrease of accounts receivable – related party of $39,625, decrease in inventory of $5,242, increase in other receivables of $2,151, decrease in prepaid expenses of $88,838, decrease in deposits of $7,210, increase in accounts payable and accrued liabilities of $15,129, decrease in accounts payable – related party of $4,921, decrease in other current liabilities of $7,210, and an increase in customer deposits of $154,190. Non-cash expense includes add-backs of $12,654 in inventory reserve reductions, $71,168 in depreciation expense, $475 in amortization of intangible assets, $14,337 in amortization of right-of-use assets, and $48,000 in stock-based compensation.

We expect that cash flows from operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our net revenues and operating results, utilization of new revenue streams, collection of accounts receivable, and timing of billings and payments.

Cash Flows from Investing Activities

For the six months ended June 30, 2020 we did not have any cash inflow or outflow from investing activities. The Company acquired AVX in March 2019, resulting in a cash outflow from investment activities of $565,810 for the six months ended June 30, 2019, which includes $217,292 in purchases of property and equipment, $201,482 cash provided from acquisition of AVX, and $550,000 cash paid for the acquisition.

Cash Flows from Financing Activities

For the six months ended June 30, 2020 the Company paid off a promissory note, resulting in cash outflows of $50,000 and obtained loans from SBA in the amount of $405,860. For the six months ended June 30, 2019, cash outflows of $14,256 were due to payment on long-term debt and finance lease obligations.

Going Concern

These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to repay its debt obligations, to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Recently, the Company has devoted a substantial amount of resources to research and development to bring the Ubiquitor and its mobile application to full production and distribution. For the six months ended June 30, 2020, the Company had a net loss of $1,549,973 and negative cash flow from operating activities of $1,183,486. As of June 30, 2020, the Company also had an accumulated deficit of $8,728,974. These factors raise certain doubts regarding the Company’s ability to continue as a going concern. There are no assurances, however, that the Company will be successful in obtaining an adequate level of financing for the long-term development and commercialization of its Ubiquitor product.

Off-Balance Sheet Arrangements

As of June 30, 2020, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation SK.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

No shares of common stock were sold during the six months ended June 30, 2019 or 2020, respectively.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the six-month periods ended June 30, 2020 or 2019.

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

Focus Universal Inc.

Dated: August 13, 2020	By:	/s/ Desheng Wang Desheng Wang Chief Executive Officer

Dated: August 13, 2020	By:	/s/ Duncan Lee Duncan Lee Chief Financial Officer Principal Accounting Officer

