Form 10-Q
period 2020-09-30
FOCUS UNIVERSAL INC.
filed 2020-11-12
CIK 1590418

Table of Contents

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-55247

FOCUS UNIVERSAL INC.

(Exact Name of Small Business Issuer as specified in its charter)

Nevada	46-3355876
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

20511 E. Locust St., Ontario, CA	91761
(Address of principal executive offices)	(zip code)

(626) 272-3883

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

As of November 12, 2020, registrant had 40,959,741 shares outstanding of the registrant's common stock at a par value of $0.001 per share.

FORM 10-Q

FOCUS UNIVERSAL INC.

2

PART I.  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to FOCUS UNIVERSAL INC.

ITEM 1.  FINANCIAL STATEMENTS

FOCUS UNIVERSAL INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3

FOCUS UNIVERSAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current Assets:
Cash	$821,904	$2,192,870
Accounts receivable, net	309,452	137,338
Accounts receivable - related party	22,410	–
Inventories, net	65,998	62,933
Other receivables	200	–
Prepaid expenses	77,660	46,971
Deposit - current portion	100,000	–
Total Current Assets	1,397,624	2,440,112

Property and equipment, net	4,533,068	4,653,438
Operating lease right-of-use asset	97,648	128,399
Deposits	6,630	6,630

Total Assets	$6,034,970	$7,228,579

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$156,732	$192,488
Other current liabilities	6,236	16,820
Interest payable - related party	–	1,750
Customer deposit	5,819	127,671
Loan, current portion	150,006	–
Lease liability, current portion	50,969	44,270
Promissory note short term - related party	–	50,000
Total Current Liabilities	369,762	432,999

Non-Current Liabilities:
Lease liability, less current portion	55,627	94,670
Loan, less current portion	255,854	–
Other liability	12,335	12,335
Total Non-Current Liabilities	323,816	107,005

Total Liabilities	693,578	540,004

Contingencies (note 16)	–	–

Stockholders' Equity:
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 40,959,741 shares issued and outstanding as of September 30, 2020 and December 31,2019, respectively	40,959	40,959
Additional paid-in capital	14,381,058	13,775,908
Shares to be issued, common shares	86,709	50,709
Accumulated deficit	(9,167,334)	(7,179,001)
Total Stockholders' Equity	5,341,392	6,688,575

Total Liabilities and Stockholders' Equity	$6,034,970	$7,228,579

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOCUS UNIVERSAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenue	$544,003	$431,988	$1,267,893	$1,101,390
Revenue - related party	–	7,300	21,267	10,300
Total Revenue	544,003	439,288	1,289,160	1,111,690
Cost of Revenue	384,371	559,475	1,035,600	1,067,946

Gross Profit (Loss)	159,632	(120,187)	253,560	43,744

Operating Expenses:
Selling expense	677	12,267	17,696	24,023
Compensation - officers	34,000	40,000	102,000	110,000
Research and development	62,039	66,289	194,232	193,009
Professional fees	243,799	397,950	1,071,369	958,337
General and administrative	294,795	322,801	974,125	675,935
Total Operating Expenses	635,310	839,307	2,359,422	1,961,304

Loss from Operations	(475,678)	(959,494)	(2,105,862)	(1,917,560)

Other Income (Expense):
Interest income (expense), net	(1,878)	(248)	(1,843)	820
Interest (expense) - related party	–	–	(81)	–
Other income	39,196	9,643	119,453	11,623
Total other income (expense)	37,318	9,395	117,529	12,443

Loss before income taxes	(438,360)	(950,099)	(1,988,333)	(1,905,117)
Income tax expense	–		–	–
Net Loss	$(438,360)	$(950,099)	$(1,988,333)	$(1,905,117)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	40,959,741	40,959,741	40,959,741	40,945,807

Net Loss per common share: Basic and Diluted	$(0.01)	$(0.02)	$(0.05)	$(0.05)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOCUS UNIVERSAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

			Additional	Shares to be		Total
	Common stock		Paid-In	issued	Accumulated	Stockholders'
Description	Shares	Amount	Capital	Common Shares	Deficit	Equity
Balance - June 30, 2020	40,959,741	$40,959	$14,294,608	$74,709	$(8,728,974)	$5,681,302

Stock options issued for services	–	–	86,450	–	–	86,450

Common stock to be issued for services	–	–	–	12,000	–	12,000

Net loss	–	–	–	–	(438,360)	(438,360)

Balance - September 30, 2020	40,959,741	$40,959	$14,381,058	$86,709	$(9,167,334)	$5,341,392

			Additional	Shares to be		Total
	Common stock		Paid-In	issued	Accumulated	Stockholders'
Description	Shares	Amount	Capital	Common Shares	Deficit	Equity
Balance - June 30, 2019	40,959,741	$40,959	$13,343,659	$23,491	$(4,958,476)	$8,449,633

Stock options issued for services	–	–	172,900	–	–	172,900

Common stock to be issued for services	–	–	–	11,964	–	11,964

Net loss	–	–	–	–	(950,099)	(950,099)

Balance - September 30, 2019	40,959,741	$40,959	$13,516,559	$35,455	$(5,908,575)	$7,684,398

FOCUS UNIVERSAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(continued)

			Additional	Shares to be		Total
	Common stock		Paid-In	issued	Accumulated	Stockholders'
Description	Shares	Amount	Capital	Common Shares	Deficit	Equity
Balance - December 31, 2019	40,959,741	$40,959	$13,775,908	$50,709	$(7,179,001)	$6,688,575

Stock options issued for services	–	–	605,150	–	–	605,150

Common stock to be issued for services	–	–	–	36,000	–	36,000

Net loss	–	–	–	–	(1,988,333)	(1,988,333)

Balance - September 30, 2020	40,959,741	$40,959	$14,381,058	$86,709	$(9,167,334)	$5,341,392

			Additional	Shares to be		Total
	Common stock		Paid-In	issued	Accumulated	Stockholders'
Description	Shares	Amount	Capital	Common Shares	Deficit	Equity
Balance - December 31, 2018	40,907,010	$40,907	$12,956,486	$72,000	$(4,003,458)	$9,065,935

Stock options issued for services	–	–	172,900	–	–	172,900

Common stock issued for compensation	13,445	13	96,496	(96,509)	–	–

Common stock to be issued for services	–	–	–	59,964	–	59,964

Common stock issued for acquisition	39,286	39	290,677	–	–	290,716

Net loss	–	–	–	–	(1,905,117)	(1,905,117)

Balance - September 30, 2019	40,959,741	$40,959	$13,516,559	$35,455	$(5,908,575)	$7,684,398

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOCUS UNIVERSAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net Loss	$(1,988,333)	$(1,905,117)
Adjustments to reconcile net loss to net cash from operating activities:
Bad debt expense	6,927	–
Inventories reserve	(3,853)	3,601
Depreciation expense	121,684	112,107
Amortization of intangible assets	–	16,521
Amortization of right-of-use assets	(1,593)	(296)
Stock-based compensation	36,000	59,964
Stock option compensation	605,150	172,900
Changes in operating assets and liabilities:
Accounts receivable	(179,041)	193,726
Accounts receivable - related party	(22,410)	39,625
Inventories	788	(5,210)
Other receivable	(200)	(3,625)
Prepaid expenses	(30,689)	68,914
Deposit – Current portion	(100,000)	–
Deposits	–	7,210
Accounts payable and accrued liabilities	(34,006)	161,464
Accounts payable - related party	–	(4,921)
Other current liabilities	(12,334)	–
Interest payable - related party	(1,750)	–
Customer deposit	(121,852)	(36,184)
Other liabilities	–	(7,210)
Net cash flows used in operating activities	(1,725,512)	(1,126,531)

Cash flows from investing activities:
Cash from acquisition	–	201,482
Purchase of property and equipment	(1,314)	(220,793)
Cash paid for acquisition	–	(550,000)
Net cash flows used in investing activities	(1,314)	(569,311)

Cash flows from financing activities:
Proceeds from SBA loan	405,860	–
Payment on promissory note	(50,000)	–
Net cash flows provided by financing activities	355,860	–

Net change in cash	(1,370,966)	(1,695,842)

Cash beginning of period	2,192,870	4,455,751

Cash end of period	$821,904	$2,759,909

Supplemental cash flow disclosure:
Cash paid for income taxes	$–	$–
Cash paid for interest	$1,831	$–

Supplemental disclosures of non-cash investing and financing activities:
Promissory note issued for acquisition	$–	$50,000
Shares issued for acquisition	$–	$290,716
Shares issued to reduce notes payable	$–	$–

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOCUS UNIVERSAL INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 – Organization and Operations

Focus Universal Inc. (“Focus”) was incorporated under the laws of the state of Nevada on December 4, 2012 (“Inception”). It is a universal smart instrument developer and manufacturer, headquartered in the Los Angeles, California metropolitan area, specializing in the development and commercialization of novel and proprietary universal smart technologies and instruments. Universal smart technology is an off-the-shelf technology utilizing an innovative hardware integrated platform. The Focus platform provides a unique and universal combined wired and wireless solution for embedded design, industrial control, functionality testing, and parameter measurement instruments and functions. Our smart technology software utilizes a smartphone, computer, or a mobile device as an interface platform and display that communicates and works in tandem with a group of external sensors or probes, or both. The external sensors and probes may be manufactured by different vendors, but the universal smart technology functions in a manner that does not require the user to have extensive knowledge of the unique characteristics of the function of each of the sensors and probes. The universal smart instrument Focus developed (the “Ubiquitor”) consists of a reusable foundation component which includes a wireless gateway (which allows the instrument to connect to the smartphone via Bluetooth and WiFi technology), universal smart application software (“Application”) which is installed on the user’s smartphone or other mobile device and allows monitoring of the sensor readouts on the smartphone’s screen. The Ubiquitor also connects to a variety of individual scientific sensors that collect data, from moisture, light, airflow, voltage, and a wide variety of applications. The data is then sent through a wired or wireless connection, or a combination thereof to the smartphone or other mobile device, and the data is organized and displayed on the smartphone screen. The smartphone or other mobile device, foundation, and sensor readouts together perform the functions of many traditional scientific and engineering instruments and are intended to replace the traditional, wired stand-alone instruments at a fraction of their cost.

Perfecular Inc. (“Perfecular”) was founded in September 2009 and is headquartered in Ontario, California, and is engaged in designing certain digital sensor products and sells a broad selection of horticultural sensors and filters in North America and Europe.

AVX Design & Integration, Inc. (“AVX”) was incorporated on June 16, 2000 in the state of California. AVX is an internet of things (“IoT”) installation and management company specializing in high performance and easy to use audio/video, home theater, lighting control, automation, and integration. Services provided by AVX include full integration of houses, apartments, commercial complexes, office spaces with audio, visual, and control systems to fully integrate devices in the low voltage field. AVX’s services also include partial equipment upgrade and installation.

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

On March 15, 2019, the Company acquired AVX Design & Integration Inc. Upon further review, we noticed that some revenue recognized immediately after the acquisition and before the financial statement reporting period were recognized prematurely. There were also some expense reclassifications between expense items. Consequently, for the three months ended September 30, 2019 revenue was understated by $107,118, cost of revenue was understated by $211,104, selling expenses were overstated by $81,637, compensation - officers was overstated by $4,905, professional fees were overstated by $1,700, and general and administrative expenses were understated by $52,840. The Company had accounted for these errors correctly on the audited year end financials. For the nine months ended September 30, 2019 revenue was understated by $116,445, cost of revenue was understated by $315,495, selling expenses were overstated by $159,547, compensation - officers was understated by $3,420, professional fees were overstated by $13,452, and general and administrative expenses were understated by $56,804. The Company had accounted for these errors correctly on the audited year end financials.

The below discloses the effects of the revisions on the financial statements for the period reported.

Condensed consolidated statement of operations for the three months ended September 30, 2019

	Previously reported		Revised
	For the three months ended		For the three months ended
	9/30/2019	Adjustment	9/30/2019
Revenue	$324,870	$107,118	$431,988
Revenue - related party	7,300	–	7,300
Total revenue	332,170	107,118	439,288

Cost of Revenue	348,371	211,104	559,475

Gross Profit	(16,201)	(103,986)	(120,187)

Operating Expenses:
Selling	93,904	(81,637)	12,267
Compensation - officers	44,905	(4,905)	40,000
Research and development	66,282	7	66,289
Professional fees	399,650	(1,700)	397,950
General and administrative	269,961	52,840	322,801
Total Operating Expenses	874,702	(35,395)	839,307

Loss from Operations	(890,903)	(68,591)	(959,494)

Other Income (Expense):
Interest income (expense), net	(232)	(16)	(248)
Other income	8,460	1,183	9,643
Total other expense	8,228	1,167	9,395

Loss before income taxes	(882,675)	(67,424)	(950,099)

Tax expense	–	–	–

Net Loss	$(882,675)	$(67,424)	$(950,099)

Condensed consolidated statement of operations for the nine months ended September 30, 2019

	Previously reported		Revised
	For the nine months ended		For the nine months ended
	9/30/2019	Adjustment	9/30/2019
Revenue	$984,945	$116,445	$1,101,390
Revenue - related party	10,300	–	10,300
Total revenue	995,245	116,445	1,111,690

Cost of Revenue	752,451	315,495	1,067,946

Gross Profit	242,794	(199,050)	43,744

Operating Expenses:
Selling	183,570	(159,547)	24,023
Compensation - officers	106,580	3,420	110,000
Research and development	193,002	7	193,009
Professional fees	971,789	(13,452)	958,337
General and administrative	619,131	56,804	675,935
Total Operating Expenses	2,074,072	(112,768)	1,961,304

Loss from Operations	(1,831,278)	(86,282)	(1,917,560)

Other Income (Expense):
Interest income (expense), net	836	(16)	820
Other income	10,440	1,183	11,623
Total other expense	11,276	1,167	12,443

Loss before income taxes	(1,820,002)	(85,115)	(1,905,117)

Tax expense	–	–	–

Net Loss	$(1,820,002)	$(85,115)	$(1,905,117)

Condensed consolidated statement of cash flows

	Previously reported		Revised
	For the nine months ended		For the nine months ended
	9/30/2019	Adjustment	9/30/2019
Cash flows from operating activities:
Net Loss	$(1,820,002)	$(85,115)	$(1,905,117)
Adjustments to reconcile net loss to net cash from operating activities:
Inventories reserve	3,601	–	3,601
Depreciation expense	112,107	–	112,107
Amortization of intangible assets	16,521	–	16,521
Amortization of right-of-use assets	48,569	(48,865)	(296)
Stock-based compensation	59,964	–	59,964
Stock option compensation	172,900	–	172,900
Changes in operating assets and liabilities:
Accounts receivable	262,099	(68,373)	193,726
Accounts receivable - related party	39,625	–	39,625
Inventories	(5,210)	–	(5,210)
Other receivable	(3,625)	–	(3,625)
Prepaid expenses	68,914	–	68,914
Deposit	7,210	–	7,210
Accounts payable and accrued liabilities	(22,860)	184,324	161,464
Accounts payable - related party	(4,921)	–	(4,921)
Other liabilities	(7,210)	–	(7,210)
Customer deposit	(5,348)	(30,836)	(36,184)
Net cash flows used in operating activities	(1,077,666)	(48,865)	(1,126,531)

Cash flows from investing activities:
Cash from acquisition	201,482	–	201,482
Purchase of property and equipment	(220,793)	–	(220,793)
Cash paid for acquisition	(550,000)	–	(550,000)
Net cash flows used in investing activities	(569,311)	–	(569,311)

Cash flows from financing activities:
Payment on long term debt and finance lease obligation	(48,865)	48,865	–
Net cash flows used in financing activities	(48,865)	48,865	–

Net change in cash	(1,695,842)	–	(1,695,842)

Cash beginning of period	4,455,751	–	4,455,751

Cash end of period	$2,759,909	$–	$2,759,909

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to repay its debt obligations, to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Recently, the Company has devoted a substantial amount of resources to research and development to bring the Ubiquitor and its mobile application to full production and distribution. For the nine months ended September 30, 2020, the Company had a net loss of $1,988,333 and negative cash flow from operating activities of $1,725,512. As of September 30, 2020, the Company also had an accumulated deficit of $9,167,334. These factors raise certain doubts regarding the Company’s ability to continue as a going concern. There are no assurances, however, that the Company will be successful in obtaining an adequate level of financing for the long-term development and commercialization of its Ubiquitor product.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the accompanying consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources.

The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. Significant estimates in the accompanying financial statements include the lease term impacting right-of use asset and lease liability, useful lives of property and equipment, useful lives of intangible assets, allowance for doubtful accounts, inventory reserves, debt discounts, valuation of derivatives, and the valuation allowance on deferred tax assets. The Company regularly evaluates its estimates and assumptions.

Cash

The Company considers all highly liquid investments with a maturity of three months or less to be cash. At times, such investments may be in excess of Federal Deposit Insurance Corporation (FDIC) insurance limit. There were no cash equivalents held by the Company at September 30, 2020 and December 31, 2019.

Accounts Receivable

The Company grants credit to clients that sell the Company’s products or engage in construction service under credit terms that it believes are customary in the industry and do not require collateral to support customer receivables. The accounts receivable balances are generally collected within 30 to 90 days of the product sale.

Allowance for Doubtful Accounts

The Company estimates an allowance for doubtful accounts based on historical collection trends and review of the current status of trade accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. As of September 30, 2020 and December 31, 2019, allowance for doubtful accounts amounted to $29,539 and $22,612, respectively.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company limits its exposure to credit loss by investing its cash with high credit quality financial institutions.

Inventory

Inventory consists primarily of parts and finished goods and is valued at the lower of the inventory’s cost or net realizable value under the first-in-first-out method. Management compares the cost of inventory with its market value and an allowance is made to write down inventory to market value, if lower. Inventory allowances are recorded for obsolete or slow-moving inventory based on assumptions about future demand and marketability of products, the impact of new product introductions and specific identification of items, such as discontinued products. These estimates could vary significantly from actual requirements, for example, if future economic conditions, customer inventory levels, or competitive conditions differ from expectations. The Company regularly reviews the value of inventory based on historical usage and estimated future usage. If estimated realized value of our inventory is less than cost, we make provisions in order to reduce its carrying value to its estimated market value. As of September 30, 2020 and December 31, 2019, inventory reserve amounted to $67,561 and $71,414, respectively.

Property and Equipment

Property and equipment are stated at cost. The cost and accumulated depreciation of assets sold or retired are removed from the respective accounts and any gain or loss is included in earnings. Maintenance and repairs are expensed currently. Major renewals and betterments are capitalized. Depreciation is computed using the straight-line method. Estimated useful lives are as follows:

Fixed assets	Useful life
Furniture	5 years
Equipment	5 years
Warehouse	39 years
Improvement	5 years
Construction in progress	–
Land	–

Long-Lived Assets

The Company applies the provisions of FASB ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Long-term assets of the Company are reviewed when circumstances warrant as to whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. Based on its review at September 30, 2020 and December 31, 2019, the Company believes there was no impairment of its long-lived assets.

Intangible Assets

The Company’s intangible assets were acquired from AVX. Amortization is computed using the straight-line method, and the Company evaluates for impairments annually. During the year ended December 31, 2019, the Company determined that the intangible assets associated with the acquisition of AVX were fully impaired. During the year ended December 31, 2019, impairment for intangible assets amounted to $47,975. Estimated useful lives of intangible assets are as follows:

Intangible assets	Useful life
Market related intangible assets	5 years

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. Goodwill with indefinite useful lives are tested for impairment at least annually at December 31 and whenever triggering events or changes in circumstances indicate its carrying value may not be recoverable. Assessment of the potential impairment of goodwill is an integral part of the Company’s normal ongoing review of operations. Testing for potential impairment of these assets is significantly dependent on numerous assumptions and reflects management’s best estimates at a particular point in time. The dynamic economic environments in which the Company’s businesses operate and key economic and business assumptions related to projected selling prices, market growth, inflation rates, and operating expense ratios, can significantly affect the outcome of impairment tests. Estimates based on these assumptions may differ significantly from actual results. Changes in factors and assumptions used in assessing potential impairments can have a significant impact on the existence and magnitude of impairments, as well as the time in which such impairments are recognized. The management tests for impairment annually at year end. During the year ended December 31, 2019, the Company determined that the goodwill associated with the acquisition of certain AVX assets was impaired and took a charge to earnings of $458,490.

Share-based Compensation

The Company accounts for stock-based compensation to employees in conformity with the provisions of ASC Topic 718, Stock-Based Compensation. Stock-based compensation to employees consist of stock options grants and restricted shares that are recognized in the statement of operations based on their fair values at the date of grant.

The measurement of stock-based compensation is subject to periodic adjustments as the underlying equity instruments vest and is recognized as an expense over the period during which services are received.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses, accounts payable, and accrued expenses, approximate their fair value because of the short maturity of those instruments.

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

Revenue from the Company is recognized under Topic 606 in a manner that reasonably reflects the delivery of its services and products to customers in return for expected consideration and includes the following elements:

☐	executed contracts with the Company’s customers that it believes are legally enforceable;

☐	identification of performance obligations in the respective contract;

☐	determination of the transaction price for each performance obligation in the respective contract;

☐	allocation of the transaction price to each performance obligation; and

☐	recognition of revenue only when the Company satisfies each performance obligation.

These five elements, as applied to each of the Company’s revenue categories, is summarized below:

☐	Product sales – revenue is recognized at the time of sale of equipment to the customer.

☐	Service sales – revenue is recognized based on the service been provided to the customer.

Revenue from construction projects is recognized over time using the percentage-of-completion method under the cost approach. The percentage of completion is determined by estimating stage of work completed. Under this approach, recognized contract revenue equals the total estimated contract revenue multiplied by the percentage of completion. Our construction contracts are unit priced, and an account receivable is recorded for amounts invoiced based on actual units produced.

Cost of Revenue

Cost of revenue includes the cost of services, labor, and product incurred to provide product sales, service sales, and project sales.

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

Income Tax Provision

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes (ASC 740). ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, the Company does not foresee generating taxable income in the near future and utilizing its deferred tax asset, therefore, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is more than 50% likely to be realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company has no material uncertain tax positions for any of the reporting periods presented.

Income taxes are accounted for using the asset and liability method. Deferred income taxes are provided for temporary differences in recognizing certain income, expense, and credit items for financial reporting purposes and tax reporting purposes. Such deferred income taxes primarily relate to the difference between the tax basis of assets and liabilities and their financial reporting amounts. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates applicable to the future years in which deferred tax assets or liabilities are expected to be settled or realized. There was no material deferred tax asset or liabilities as of September 30, 2020 and December 31, 2019.

As of September 30, 2020 and December 31, 2019, the Company did not identify any material uncertain tax positions.

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

Nine months ended September 30,	2020	2019
Stock options	210,000	–
Total	210,000	–

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

Reclassification

Certain reclassifications have been made to the condensed consolidated financial statements for prior years to the current year’s presentation. Such reclassifications have no effect on net income as previously reported.

Note 4 – Recent Accounting Pronouncement

Recently Adopted Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-02, Leases (Topic 842) (“Topic 842”), which requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU 2018-10, Codification Improvements to Topic 842, Leases; ASU 2018-11, Targeted Improvements; and ASU 2019-01, Codification Improvements. The new standard establishes a right-of-use model (“ROU”) that requires a lessee to recognize ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of income.

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

The new standard provides a number of optional practical expedients in transition. The Company elected the “package of practical expedients,” which permits it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements, the latter not being applicable to the Company. The new standard also provides practical expedients for an entity’s ongoing accounting. The Company elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, it has not recognized ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. The Company also elected the practical expedient to not separate lease and non-lease components for all of its leases.

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

In June 2020, the FASB issued ASU 2020-05 in response to the ongoing impacts to U.S. businesses in response to the COVID-19 pandemic. ASU 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842) Effective Dates for Certain Entities provide a limited deferral of the effective dates for implementing previously issued ASU 606 and ASU 842 to give some relief to businesses considering the difficulties they are facing during the pandemic. These entities may defer application to fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. As the Company has already adopted ASU 606 and ASU 842, the Company does not anticipate any effect on its financial statements.

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

In December 2019, FASB issued ASU 2019-12, Income Taxes, which provides for certain updates to reduce complexity in the accounting for income taxes, including the utilization of the incremental approach for intra-period tax allocation, among others. The amendments in ASU 2019-12 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company does not expect the implementation of ASU 2019-12 to have a material effect on its consolidated financial statements.

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

Note 5 – Inventory, net

At September 30, 2020 and December 31, 2019, inventory consisted of the following:

	September 30, 2020	December 31, 2019
Parts	$52,674	$31,458
Finished goods	80,885	102,889
Total	133,559	134,347
Less inventory reserve	(67,561)	(71,414)
Inventory, net	$65,998	$62,933

Note 6 – Deposit

Deposit balance as of September 30, 2020 amounted to $106,630, including $6,630 for lease agreement deposit and $100,000 for payment made into an escrow account. Balance as of December 31, 2019 amounted to $6,630 for lease agreement deposit.

On August 31, 2020, the Company executed a binding letter of intent with Communication Wiring Specialists, Inc., a California S-Corporation (“CWS”) whereby the Company will purchase one hundred percent (100%) of the issued and outstanding common stock of CWS for five million dollars ($5,000,000). When the transaction closes, CWS will be capitalized with one million dollars ($1,000,000). The purchase price structure included a refundable deposit amount of $100,000 to be held in an escrow account upon execution of the letter of intent. The letter of intent may be terminated by mutual written consent by the Company and CWS, or on November 30, 2020 if the Closing has not occurred.

Note 7 – Acquisition

On March 15, 2019, the Company entered into and closed an asset purchase agreement with AVX Design & Integration, Inc. (“AVX”) as stated in Note 1. A summary of the purchase price and the purchase price allocations at fair value is below.

Purchase price
Cash	$550,000
29,286 shares of common stock (1)	290,716
Secured promissory note	50,000
Total purchase price	$890,716

Allocation of purchase price
Cash	$201,482
Accounts receivable	234,561
Inventories	16,000
Property and equipment	10,381
Operating lease right-of-use assets	157,213
Deposits	5,968
Intangible assets	57,000
Goodwill	458,016
Accounts payable and accrued liabilities	(81,478)
Operating lease liability	(168,427)
Purchase price	$890,716

(1) – the fair value of the common stock was calculated based on the closing market price of the Company’s common stock at the date of acquisition.

Note 8 – Property and Equipment

At September 30, 2020 and December 31, 2019, property and equipment consisted of the following:

	June 30, 2020	December 31, 2019
Warehouse	$3,789,773	$3,789,773
Land	731,515	731,515
Building Improvement	238,666	238,666
Furniture and fixture	27,631	27,631
Equipment	48,378	47,064
Software	1,995	1,995
Total cost	4,837,958	4,836,644
Less accumulated depreciation	(304,890)	(183,206)
Property and equipment, net	$4,533,068	$4,653,438

Depreciation expense for the nine months ended September 30, 2020 and 2019 amounted to $121,684 and $112,107, respectively.

The Company purchased a warehouse in Ontario, California in September 2018 and leased an unused portion to a third party. The tenant paid $12,335 as a security deposit, shown as other liability in non-current liability.

Note 9 – Promissory Note - Related Party

On March 15, 2019, when the Company purchased AVX Design & Integration, Inc. the Company agreed to pay the predecessor owner with a promissory note as one of the forms of consideration. The note was $50,000 with a fixed interest rate of 6% per annum payable in 12 equal monthly payments commencing on June 1, 2019 with interest calculated from the initial payment date through the date in which all amount due under the note is paid off. As of December 31, 2019, the balance of the promissory note was $50,000 and $1,750 accrued interest incurred for the nine months and 15 days ended December 31, 2019. The note and interest amount of $50,000 and $1,831 were paid off on January 10, 2020.

Note 10 – Related Party Transactions

Revenue generated from Vitashower Corp., a company owned by the CEO’s wife, amounted to $21,267 and $10,300 for the nine months ended September 30, 2020 and 2019, respectively. Account receivable balance due from Vitashower Corp. amounted to $22,410 and $0 as of September 30, 2020 and December 31, 2019, respectively.

Compensation for services provided by the President and Chief Executive Officer for the nine months ended September 30, 2020 and 2019 amounted to $90,000 and $90,000, respectively.

Note 11 – Business Concentration and Risks

Major customers

One customer accounted for 24% and 18% of the total accounts receivable as of September 30, 2020 and December 31, 2019, respectively.

Major vendors

One vendor accounted for 0% and 21% of total accounts payable at September 30, 2020 and December 31, 2019, respectively.

Note 12 – Operating Lease Right-of-use Asset and Operating Lease Liability

Operating lease right-of-use assets and liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value is our incremental borrowing rate, estimated to be 15%, as the interest rate implicit in our lease is not readily determinable. During the nine months ended September 30, 2020 and 2019, the Company recorded $48,885 and $32,412, respectively as operating lease expense.

The Company currently has a lease agreement for AVX’s operation for a monthly payment of $5,258 and shall increase by 3% every year. The lease commenced July 1, 2015 and expires on August 31, 2022. A security deposit of $5,968 was also held for the duration of the lease term.

In adopting ASC Topic 842, Leases (Topic 842), the Company has elected the ‘package of practical expedients,’ which permit it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter is not applicable to the Company. In addition, the Company elected not to apply ASC Topic 842 to arrangements with lease terms of 12 months or less. On March 15, 2019 when AVX was acquired, upon adoption of ASC Topic 842, the Company recorded a right-of-use asset.

Right-of-use asset is summarized below:

September 30, 2020
Office lease	$157,213
Less: accumulated amortization	(59,565)
Right-of-use asset, net	$97,648

Operating Lease liability is summarized below:

September 30, 2020
Office lease	$106,596
Less: current portion	(50,969)
Long-term portion	$55,627

Maturity of lease liability is as follows:

Year ending December 31, 2020	$15,775
Year ending December 31, 2021	64,048
Year ending December 31, 2022	43,655
Total future minimum lease payment	123,478
Imputed interest	(16,882)
Lease Obligation, net	$106,596

Note 13 – Loans

Paycheck Protection Program

On April 24, 2020, AVX Design & Integration, Inc. entered into an agreement to receive a U.S. Small Business Administration Loan (“SBA Loan”) from JPMorgan Chase Bank, N.A. related to the COVID-19 pandemic in the amount of $116,460, which we received on May 1, 2020. The SBA Loan has a fixed interest rate of 0.98 percent per annum and a maturity date two years from the date the loan was issued.

On May 4, 2020, Perfecular Inc. entered into an agreement to receive a U.S. Small Business Administration Loan (“SBA Loan”) from Bank of America related to the COVID-19 pandemic in the amount of $151,500, which we received on May 4, 2020. The SBA Loan has a fixed interest rate of 1 percent per annum and a maturity date two years from the date loan was issued.

The application for these funds required the Company in good faith to certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further required the Company to take into account current business activity and the ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The guidance and requirements with respect to the certification made by the Company did not contain any objective criteria and is subject to interpretation.  Despite the Company’s understanding under the CARES Act that given the Company’s circumstances it satisfied all eligible requirements for the SBA Loan, management will continue to assess the Company’s continued qualification if or when updated or revised guidance is released by the U.S. Department of the Treasury. If a determination is subsequently made that the Company’s qualification status has changed, the Company may be required to, among other matters, return the SBA Loan. Under the terms of the SBA Loan, the Company may be eligible for full or partial loan forgiveness, however, no assurance is provided that the Company will apply for, or obtain forgiveness for, any portion of the SBA Loan.

Economic Injury Disaster Loan

On June 4, 2020, Perfecular Inc. entered into an agreement to receive a U.S. Small Business Administration Loan (“SBA Loan”) from Bank of America related to the COVID-19 pandemic in the amount of $81,100, which we received on June 4, 2020. The SBA Loan has a fixed interest rate of 3.75 percent per annum and a maturity date thirty years from the date loan was issued.

On June 5, 2020, AVX Design & Integration, Inc. entered into an agreement to receive a U.S. Small Business Administration Loan (“SBA Loan”) from JPMorgan Chase Bank, N.A. related to the COVID-19 pandemic in the amount of $56,800, which we received on June 5, 2020. The SBA Loan has a fixed interest rate of 3.75 percent per annum and a maturity date thirty years from the date loan was issued.

Borrower will use all of the proceeds from this Loan solely as working capital to alleviate economic injury caused by disaster occurring in the month of January 31, 2020 and continuing thereafter.

For loan amounts of greater than $25,000, Borrower hereby grants to the SBA, the secured party hereunder, a continuing security interest in and to any and all “Collateral” as described herein to secure payment and performance of all debts, liabilities, and obligations of Borrower to the SBA hereunder without limitation, including but not limited to all interest, other fees and expenses (all hereinafter called “Obligations”). The Collateral includes the following property that Borrower now owns or shall acquire or create immediately upon the acquisition or creation thereof: all tangible and intangible personal property, including, but not limited to: (a) inventory, (b) equipment, (c) instruments, including promissory notes, (d) chattel paper, including tangible chattel paper and electronic chattel paper, (e) documents, (f) letter of credit rights, (g) accounts, including health-care insurance receivables and credit card receivables, (h) deposit accounts, (i) commercial tort claims, (j) general intangibles, including payment intangibles and software, and (k) as-extracted collateral as such terms may from time to time be defined in the Uniform Commercial Code. The security interest Borrower grants includes all accessions, attachments, accessories, parts, supplies, and replacements for the Collateral, all products, proceeds and collections thereof and all records and data relating thereto.

June 30, 2020
SBA Loan	$405,860
Less: current portion	(150,006)
Long term portion	$255,854

Interest expense incurred from the loans amounted to $2,290 for the nine months ended September 30, 2020.

Economic Injury Disaster Loan advance

In response to the COVID-19 pandemic, small businesses, including agricultural businesses, and non-profit organizations in all U.S. states, Washington D.C., and U.S. territories can apply for an Economic Injury Disaster Loan (EIDL). The EIDL program is designed to provide economic relief to businesses that are currently experiencing a temporary loss of revenue due to COVID-19. EIDL proceeds can be used to cover a wide array of working capital and normal operating expenses, such as continuation to health care benefits, rent, utilities, and fixed debt payments. The amount of the EIDL Advance was determined by the number of employees indicated on the EIDL application at $1,000 per employee, up to a maximum of $10,000. The EIDL Advance does not have to be repaid. Recipients did not have to be approved for an EIDL loan in order to receive the EIDL.

On June 16, 2020, the Company received a $10,000 EIDL Advance and recorded the receipt as other income.

Note 14 – Stockholders’ Equity

Shares authorized

Upon formation, the total number of shares of all classes of stock that the Company is authorized to issue is seventy-five million (75,000,000) shares of common stock, par value $0.001 per share.

Common stock

As of September 30, 2020 the Company had 40,959,741 shares of common stock issued and outstanding.

During the nine months ended September 30, 2020, the Company did not issue common stock.

Shares to be issued for compensation

The Company entered into agreements with third-party consultants for financing and management consultation. The Company has incurred consulting service fees paid in cash amounting to $36,000 for the nine months ended September 30, 2020, which the Company intends to issue stock as compensation for services rendered. Expenses incurred but not yet paid in shares as of September 30, 2020 and September 30, 2019 amounted to $86,709 and $35,455, respectively.

During the nine months ended September 30, 2019, the Company had the following transactions pertaining to its common stock:

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

Stock options

On August 6, 2019, each member of the Board was granted 30,000 options to purchase shares at $5.70 per share. As of September 30, 2020, there were 210,000 options granted, 210,000 options vested, 0 options unvested, and 210,000 outstanding stock options.

For the nine months ended September 30, 2020 and 2019, the Company’s stock option compensation expenses amounted to $605,150 and $172,900, respectively.

The fair value of the warrants listed above was determined using the Black-Scholes option pricing model with the following assumptions:

	September 30,	September 30,
	2020	2019
Risk-free interest rate	1.71%	1.71%
Expected life of the options	10 years	10 years
Expected volatility	158.86%	158.86%
Expected dividend yield	0%	0%

The following is a summary of options activity from December 31, 2019 to September 30, 2020:

Options	Shares	Weighted average exercise price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2019	210,000	$9.61	9.61	–
Granted	–	–	–	–
Exercised	–	–	–	–
Forfeited or expired	–	–	–	–
Outstanding at September 30, 2020	210,000	$9.61	9.61	–
Vested as of September 30, 2020	210,000	$5.70	9.61	–
Exercisable at September 30, 2020	210,000	$9.61	9.61	–

The exercise price for options outstanding and exercisable at September 30, 2020:

Outstanding		Exercisable

Number of	Exercise	Number of	Exercise
Options	Price	Options	Price
30,000	$5.70	30,000	$5.70
30,000	5.70	30,000	5.70
30,000	5.70	30,000	5.70
30,000	5.70	30,000	5.70
30,000	5.70	30,000	5.70
30,000	5.70	30,000	5.70
30,000	5.70	30,000	5.70
210,000		210,000

Note 15 – Segment reporting

The Company consists of two types of operations. Focus Universal, Inc. and Perfecular Inc. (“Focus”) involve wholesale, research and development of universal smart instrument and farming devices. AVX Design & Integration, Inc. (“AVX”) is an IoT installation and management company specializeing in high performance and easy to use audio/gideo, home theater, lighting control, automation, and integration. The table below discloses income statement information by segment.

	Nine months ended September 30, 2020
	Focus	AVX	Total

Revenue	$667,443	$600,450	$1,267,893
Revenue - related party	21,267	–	21,267
Total revenue	688,710	600,450	1,289,160

Cost of Revenue	492,533	543,067	1,035,600

Gross Profit	196,177	57,383	253,560

Operating Expenses:
Selling	8,936	8,760	17,696
Compensation - officers	102,000	–	102,000
Research and development	194,232	–	194,232
Professional fees	1,066,525	4,844	1,071,369
General and administrative	729,186	244,939	974,125
Total Operating Expenses	2,100,879	258,543	2,359,422

Loss from Operations	(1,904,702)	(201,160)	(2,105,862)

Other Income (Expense):
Interest income (expense), net	(994)	(849)	(1,843)
Interest (expense) – related party	(81)	–	(81)
Other income	113,706	5,747	119,453
Total other income (expense)	112,631	4,898	117,729

Loss before income taxes	(1,792,071)	(196,262)	(1,988,333)

Tax expense	–	–	–

Net Loss	$(1,792,071)	$(196,262)	$(1,988,333)

Note 16 – Commitments and Contingencies

In the normal course of business or otherwise, the Company may become involved in legal proceedings. The Company will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonable estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees, and other directly related costs expected to be incurred.

Note 17 – Subsequent Events

The Company has evaluated all other subsequent events through the date these condensed consolidated financial statements were issued and determine that there were no subsequent events or transactions that require recognition or disclosures in the condensed consolidated financial statements.

On October 19, 2020, the Company subleased 3,000 feet of its warehouse and one office space for eight months commencing December 1, 2020 with the option to extend the lease to twelve months. The monthly lease is $2,400 with a $4,800 deposit.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth herein and in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly the Report on Form 10-K, Form 10-Q and any Current Reports on Form 8-K.

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

For the nine months ended September 30, 2020 and 2019, we generated a significant amount of revenue from sales of a broad selection of agricultural sensors and measurement equipment which was the primary business for Perfecular Inc. and is now our primary business.

Our current products include:

Scientific Instrument Research and Development and Sales

Engineers and scientists use instrumentation to observe, understand, and manage real-world data and phenomena, events, and processes related to their industries or areas of expertise. Instrumentation systems that we are researching and developing measure and control electrical signals, such as voltage, current, and power, as well as, for example, temperature, pressure, speed, flow, volume, torque, light sensing, and vibration. Common general-purpose instruments in our market segment include, for example, voltmeters, signal generators, oscilloscopes, data loggers, spectrum analyzers, cameras, and temperature and pressure monitors and controllers. Systems that perform measurement and control can be generally categorized as test, measurement, and embedded systems.

A New Approach to Measurement and Sensing

We offer a different approach than what is currently on the market because our devices link handheld devices and sensors with common smartphone computing power through an application on the smartphone on both iOS and Android devices. Tapping into the computing power of a smartphone enables a standard measurement device to increase its capabilities.

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

Digital light meter. We provide a handheld digital light meter that is used to measure luminance in FC units, or foot candles. The meter we sell is designed to be full cosine corrected for the angular incidence of light (meaning if you are not holding the sensor perpendicular to the light source, the sensor will still read the light correctly). The meter has a built-in low battery indicator and is designed to accurately measure to 40,000 FC.

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

We believe this device can connect up to 2,500 sensor instruments, and integrate data using embedded software to display the data and all analytics onto a digital screen (desktop or mobile displays) using a WiFi connection. As disclosed in our patent application, we have already tested up to 256 sensor instrument readouts. Most types of probes can connect to the hardware. If the sensor size is bigger than the standard probe size, it is possible to simply use a USB cable to connect the probe and the hub. All data and analytics are displayed on a single screen, with tools that record and keep track of all measurements, and sort and display analytic information in easy to read charts.

The Ubiquitor is a general platform that collects data in real time, up to 100 hz per second; and thus, is intended to be adapted to many industrial uses.

By using the smartphone as a substitute platform, we believe we could achieve the following efficiencies:

1.	Cut production costs. Smartphone technology will advance and become more widely used than the vast majority of products on the small sensor device market. By utilizing smartphone technology, the Ubiquitor will add superior functionality and performance, improve the product’s quality, and cut production costs.

2.	Reduce the effort required to develop a new sensor product. With the Ubiquitor, we believe that there will be no need for device manufacturers to research and develop new monitoring and operating components because they will just need to develop new sensor heads based on our software technology.

3.	Reduce clutter. It is anticipated that the Ubiquitor could dispense with some of the hassle of connecting cables, since the Ubiquitor allows wireless transmission of sensor data and may allow wireless access to networks, such as a PLC network.

We have not yet started research and development of a second generation Ubiquitor device, but once we demonstrate the market for this product, we intend to begin such research and development. Currently our research and development is focused on concepts we can implement in the current generation Ubiquitor device.

Intellectual Property Protection

On November 4, 2016, we filed a U.S. patent application number 15/344,041 with the USPTO. On March 5, 2018, we issued a press release announcing that the USPTO published an Issue Notification for U.S. patent application number 9924295 entitled “Universal Smart Device,” which covers a patent application regarding the Company’s Universal Smart Device. The patent was issued on March 20, 2018.

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

In addition, we have been notified that the USPTO published a notice of allowance for a patent application we filed on March 12, 2018 as U.S patent application number 15/925,400. The patent title is a “Universal Smart Device” which is a universal smart instrument that unifies heterogeneous measurement probes into a single device that can analyze, publish, and share the data analyzed. The issue fee was paid on March 14, 2019.

Competitors

There are several competitors we have identified in the wireless sensor node industry, including traditional instrument and device manufacturers such as Hanna Instruments and Extech Instruments.

Hach developed and launched the SC1000 Multi-parameter Universal Controller, a probe module for connecting up to 32 digital sensors or analyzers. However, their products are not compatible with smart phones yet, and we believe their price point is still prohibitive to consumers.

Monnit Corporation offers a range of wireless and remote sensors. Many of Monnit’s products are web-based wireless sensors that usually are not portable because of their power consumption. Also, the sensors’ real-time updates are slow, and we believe security of the web-based sensor data acquisition also may be a concern. In addition to purchasing the device, consumers usually have to pay monthly fees for using web-based services.

We are not trying to compete with traditional instrument or device manufacturers because we utilize our Ubiquitor device in conjunction with our generic instrument’s smartphone application, which we believe will be a completely different product category.

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

Results of Operations for the three months ended September 30, 2020 compared to the three months ended September 30, 2019

Revenue, cost of sales and gross profit

Our consolidated gross revenue for the three months ended September 30, 2020 and 2019 was $544,003 and $439,288, respectively, which included revenue from related parties of $0 and $7,300, respectively. Revenue for the three months ended September 30, 2020 increased $104,715 mainly due to an increase in contracts from AVX, resulting in gross profit of $159,632 and gross loss of $120,187 for the same period in 2019.

Operating Costs and Expenses

The major components of our operating expenses for the three months ended September 30, 2020 and 2019 are outlined in the table below:

	For the three months ended September 30, 2020	For the three months ended September 30, 2019	Increase (Decrease) $
Selling expense	$677	$12,267	$(11,590)
Officer compensation	34,000	40,000	(6,000)
Research and development	62,039	66,289	(4,250)
Professional fees	243,799	397,950	(154,151)
General and administrative	294,795	322,801	(28,006)
Total operating expenses	$635,310	$839,307	$(203,997)

Selling expense for the three months ended September 30, 2020 was $677, compared to $12,267 for the three months ended September 30, 2019. In 2019, the Company acquired AVX, consolidating its selling expenses for its operation. Selling expense incurred was mainly from outside services and outside sales. The decrease of selling expense was due to a decrease in outside sales.

Officer compensation was $34,000 and $40,000 for the three months ended September 30, 2020 and 2019, respectively. The decrease was due to an adjustment of the Chief Financial Officer’s compensation.

Research and development costs were $62,039 and $66,289 for the three months ended September 30, 2020 and 2019, respectively. The decrease in 2020 was due to more spending on supplies incurred in the first quarter of 2020 on research and development efforts and less supplies were needed in the later quarters.

Professional fees were $397,950 during the three months ended September 30, 2019 compared to $243,799 during the three months ended September 30, 2020. The professional fees mainly consist of legal, accounting, and consulting expenses related to litigation, acquisitions, an annual audit, SEC filings, preparing for a listing on the NASDAQ Capital Market, and stock options granted to the board of directors. The decrease was due to temporary hold on NASDAQ application review requested by NASDAQ as well as delay in fund raising.

General and administrative expenses of $294,795 incurred during the three months ended September 30, 2020 primarily consisted of salaries of $115,155, insurance expense of $56,168, and depreciation expense of $40,559. General and administrative expenses of $322,801 incurred during the three months ended September 30, 2019 primarily consisted of salaries of $130,026, insurance expense of $54,208, and depreciation expense of $40,939. Salary expense decreased due to reduction of employees from the acquired entity. Increase in insurance expenses are due to the acquisition of AVX as well as related expenses for the possible future NASDAQ uplisting and an increase in insurance premiums. Depreciation expense decreased due to some fixed assets being fully depreciated.

Net Losses

During the three months ended September 30, 2020 and 2019, we incurred net losses of $438,360 and $950,099 respectively, due to the factors discussed above.

For the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019

Revenue, Cost of Sales and Gross Profit

Our consolidated gross revenue for the nine months ended September 30, 2020 and 2019 was $1,289,160 and $1,111,690, respectively, which included revenue from related parties of $21,267 and $10,300, respectively. Revenue for the nine months ended September 30, 2020 increased $177,470 due to the acquisition of AVX, resulting in gross profit of $253,560 and $43,744 for the nine months ended September 30, 2020 and 2019, respectively.

Operating Costs and Expenses

The major components of our operating expenses for the nine months ended September 30, 2020 and 2019 are outlined in the table below:

	For the nine months ended September 30, 2020	For the nine months ended September 30, 2019	Increase (Decrease) $
Selling expense	$17,696	$24,023	$(6,327)
Officer compensation	102,000	110,000	(8,000)
Research and development	194,232	193,009	1,223
Professional fees	1,071,369	958,337	113,032
General and administrative	974,125	675,935	298,190
Total operating expenses	$2,359,422	$1,961,304	$398,118

Selling expense for the nine months ended September 30, 2020 was $17,696, compared to $24,023 for the nine months ended September 30, 2019. In 2019, the Company acquired AVX, consolidating its selling expenses for its operation. Selling expense incurred was mainly from outside services and outside sales. The decrease of selling expense was due to a decrease in outside sales.

Officer compensation was $102,000 and $110,000 for the nine months ended September 30, 2020 and 2019, respectively. The decrease was due to an adjustment of the Chief Financial Officer’s compensation.

Research and development costs were $194,232 and $193,009 for the nine months ended September 30, 2020 and 2019, respectively. The increase was due to an increase of supplies needed for research and development in 2020.

Professional fees were $958,337 during the nine months ended September 30, 2019 compared to $1,071,369 during the nine months ended September 30, 2020. The increase in professional fees mainly resulted from legal, accounting, and consulting expenses related to litigation, acquisitions, an annual audit, SEC filings, preparing for a listing on the NASDAQ Capital Market, and stock options granted to the board of directors.

General and administrative expenses of $974,125 incurred during the nine months ended September 30, 2020 primarily consisted of salaries of $377,929, insurance expense of $188,202 and depreciation expense of $121,684. General and administrative expenses of $675,935 incurred during the nine months ended September 30, 2019 primarily consisted of salaries of $255,720, depreciation expense of $112,106, and insurance expense of $129,086. The increase was due to increased salaries, increased insurance premiums, and depreciation expense. Salary expense increased due to additional employees from the acquired entity as well as additional employees hired. The increase in insurance expense is due to the acquisition of AVX as well as NASDAQ uplisting related expenses and an increase in insurance premiums. Depreciation expense increased mainly due to additional fixed assets acquired with AVX.

Net Losses

During the nine months ended September 30, 2020 and 2019, we incurred net losses of $1,988,333 and $1,905,117 respectively, due to the factors discussed above.

Liquidity and Capital Resources

Working Capital

	September 30, 2020	December 31, 2019
Current Assets	$1,397,624	$2,440,112
Current Liabilities	(369,762)	(432,999)
Working Capital	$1,027,862	$2,007,113

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

	For the nine months ended September 30, 2020	For the nine months ended September 30, 2019
Net cash used in operating activities	$(1,725,512)	$(1,126,531)
Net cash used in investing activities	(1,314)	(569,311)
Net cash provided by financing activities	355,860	–
Net change in cash	$(1,370,966)	$(1,695,842)

Cash Flows from Operating Activities

Our net cash outflows from operating activities of $1,725,512 for the nine months ended September 30, 2020 was primarily the result of our net loss of $1,998,333 and changes in our operating assets and liabilities offset by the add-back of non-cash expenses. The change in operating assets and liabilities includes an increase in accounts receivable of $179,041, increase of accounts receivable – related party of $22,410, decrease in inventory of $788, increase in other receivables of $200, increase in prepaid expenses of $30,689, increase in deposits of $100,000, decrease in accounts payable and accrued liabilities of $34,006, decrease in other current liabilities of $12,334, decrease in interest payable – related party of $1,750, and a decrease in customer deposit of $121,852. Non-cash expense included add-backs of $6,927 in bad debt expense, $3,853 in inventory reserve, $121,684 in depreciation expense, $36,000 in stock-based compensation, $605,150 in stock option compensation, and a net of $1,593 in amortization of right-of-use assets. Our net cash outflows from operating activities of $1,126,531 for the nine months ended September 30, 2019, was primarily the result of our net loss of $1,905,117 and changes in our operating assets and liabilities offset by the add-back of non-cash expenses. The change in operating assets and liabilities includes a decrease in accounts receivable of $193,726, decrease of accounts receivable – related party of $39,625, increase in inventory of $5,210, increase in other receivables of $3,625, decrease in prepaid expenses of $68,914, decrease in deposits of $7,210, increase in accounts payable and accrued liabilities of $161,464, decrease in accounts payable – related party of $4,921, decrease in other current liabilities of $7,210, and a decrease in customer deposits of $36,184. Non-cash expense includes add-backs of $3,601 in inventory reserve, $112,107 in depreciation expense, $16,521 in amortization of intangible assets, $296 in amortization of right-of-use asset, $59,964 in stock-based compensation, and $172,900 in stock option compensation.

We expect that cash flows from operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our net revenues and operating results, utilization of new revenue streams, collection of accounts receivable, and timing of billings and payments.

Cash Flows from Investing Activities

For the nine months ended September 30, 2020 we had cash outflow from investing activities of $1,314 from the purchase of property and equipment. The Company acquired AVX in March 2019, resulting in a cash outflow from investment activities of $569,311 for the nine months ended September 30, 2019, which includes $220,793 in purchases of property and equipment, $201,482 cash provided from the acquisition of AVX, and $550,000 cash paid for the acquisition.

Cash Flows from Financing Activities

For the nine months ended September 30, 2020 the Company paid off a promissory note, resulting in cash outflows of $50,000 and obtained loans from the SBA in the amount of $405,860. For the nine months ended September 30, 2019, there was no cash flow from financing activities.

Going Concern

These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to repay its debt obligations, to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Recently, the Company has devoted a substantial amount of resources to research and development to bring the Ubiquitor and its mobile application to full production and distribution. For the nine months ended September 30, 2020, the Company had a net loss of $1,988,333 and negative cash flow from operating activities of $1,725,512. As of September 30, 2020, the Company also had an accumulated deficit of $9,167,334. These factors raise certain doubts regarding the Company’s ability to continue as a going concern. There are no assurances, however, that the Company will be successful in obtaining an adequate level of financing for the long-term development and commercialization of its Ubiquitor product.

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation SK.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We were not subject to any new legal proceedings during the nine months ended September 30, 2020 and there are currently no new legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

ITEM 1A.  RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

No shares or common stock were sold during the nine months ended September 30, 2020.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the nine-month periods ended September 30, 2020 or 2019.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5.  OTHER INFORMATION

Our common stock has been quoted on the OTCQB and on the OTC Link since July 31, 2014 under the symbol “FCUV”.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

The following financial information is filed as part of this report:

(a)	(1) FINANCIAL STATEMENTS

(2) SCHEDULES

(3) EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit Number	Description

10.1	Warehouse Lease by and between the Company and A&D Electronics LLC, dated October 19, 2020

31.1	Certification of CEO pursuant to Sec. 302

31.2	Certification of CFO pursuant to Sec. 302

32.1	Certification of CEO pursuant to Sec. 906

32.2	Certification of CFO pursuant to Sec. 906

101.INS	XBRL Instances Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Focus Universal Inc.

Dated: November 12, 2020	By:	/s/ Desheng Wang Desheng Wang Chief Executive Officer

Dated: November 12, 2020	By:	/s/ Duncan Lee Duncan Lee Chief Financial Officer

