Form 10-K
period 2020-12-31
FOCUS UNIVERSAL INC.
filed 2021-03-23
CIK 1590418

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

As of March 22, 2021, the date immediately preceding the filing of this Annual Report, the aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing price of the Over-The-Counter QB of $4.25 per share, at which the common equity was sold, was $174,078,899.

The number of shares outstanding of the registrant’s common stock, $0.001 par value, outstanding as of March 23, 2021: 40,959,741.

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

ii

PART I

Item 1. BUSINESS

Company Background.

Focus Universal Inc. (the “Company,” “we,” “us,” or “our”) is a Nevada corporation. We have developed four fundamental disruptive proprietary technologies which solve the most fundamental problems plaguing the internet of things (“IoT”) industry through: (1) increasing overall chip integration by shifting it to the device level; (2) creating a faster 5G cellular technology by using Ultra-narrowband technology; (3) leveraging ultra-narrowband power line communication (“PLC”) technology; and (4) User Interface Machine auto generation technology.

A new IC frontier: increasing IC integration directly at the device level

1.	We push beyond the current integrated chip limits with our device on a chip technology – which increases the overall degree of chip integration by shifting integration from the component level directly to the device level

We have developed an innovative and proprietary “device on a chip” (“DoC”) technology, which combines the required electronic circuits of various integrated circuit components onto a single, integrated chip (“IC”). Our DoC technology works as a single component but is capable of handling entire IoT device functions. Our DoC technology includes both the hardware and software, uses less power, has better performance, includes smaller overall devices, and offers greater reliability in spite of decreasing the number of interconnections between components. We believe that implementing our DoC technology will allow our products to have a faster time-to-market than our competitors, lower the cost, and simplify production than our competitors’ multi-chip devices. Our DoC technology allows devices to achieve interoperability with one another and interchangeability which traditional IoT devices are unable to achieve.

Our research and development identified that the current IC integration in IoT devices focuses on pure hardware-to-hardware integration. The lack of incorporating software such as a common operating system, application software and extra interface into ICs limits IC integration only to the component level. Software is a critical component in electronics, and the more tightly integrated the software, the better the power and performance. Software also adds an element of flexibility and allows multiple discrete ICs which in the past were unable to be further integrated into a single IC.

Unfortunately, only customized hardware and software are currently available, and customized hardware and software integration leads to a custom IC fabrication which is too expensive to manufacture on a large scale. IC is ideally designed for products that are intended for mass production to keep manufacturing costs low by producing uniform products using repetitive and standardized processes. Product standardization has become a major bottleneck in device-level IC fabrication because most devices are custom-designed and manufactured.

The Universal Smart Instrumentation Platform (“USIP”) we developed is a standardized, universal hardware and software integration platform, that provides a universal common foundation for what we anticipate will be thousands of IoT and standalone devices. Electronic design and production starts from a 90% completed USIP instead of the components. USIP allows ICs to be integrated from the component level up to the device level and pushes the frontier of semiconductor technology beyond Moore’s law allowing the principle of Moore’s Law to continue.

Figure 1. From USIP to device level integrated circuits.

2.	Our Ultra-narrowband (“UNB”) technology breaks through the Shannon Law’s critical limit which current 5G cellar communication is reaching

Fifth generation (“5G”) telecommunications networks will revolutionize the digital economy by enabling new applications that depend on ultra-fast communications on an industrial scale. 5G promises to deliver an improved end-user experience by offering new applications and services through gigabit speeds, and significantly improved performance and reliability. 5G will build on the successes of 2G, 3G and 4G mobile networks, which have transformed society, supporting new services and new business models. 5G provides an opportunity for wireless operators to move beyond providing connectivity services, to developing rich solutions and services for consumers and industry across a wide range of sectors at an affordable cost. 5G is an opportunity to implement wired and wireless converged networks and offers in particular opportunities in integrating network management systems. The United States and China are in a race to deploy 5G, wireless networks, and the country that gets there first will lead in standard-setting, patents, and the global supply chain. A recent World Economic Forum report concluded that 5G networks will contribute $13.2 trillion in economic value globally and generate 22.3 million jobs from direct network investments and residual services.1 5G networks and their related applications are expected to add three million jobs and $1.2 trillion to the economy in the U.S.2 Though 5G offers a significant increase in speed and bandwidth, its more limited range will require further infrastructure. Higher frequencies enable highly directional radio waves, meaning they can be targeted or aimed. The challenge is that 5G antennas, although able to handle more users and data, can only beam out over shorter distances.

Unlike 4G LTE, which operates on established frequency bands below 6GHz, 5G requires frequencies up to 300GHz. Wireless carriers still need to bid for the costly higher spectrum bands, as they build and roll out their respective 5G networks. Adding the necessary hardware required for 5G networks can significantly increase operating expenses. Building 5G networks is expensive. According to Heavy Reading’s Mobile Operator 5G Capex, total global spending on 5G is set to reach $88 billion by 2023. 3

____________________________________

1 http://www3.weforum.org/docs/WEF_The_Impact_of_5G_Report.pdf

2 https://www.marketsandmarkets.com/Market-Reports/power-line-communication-plc-market-912.html (last accessed on February 9, 2021)

3 Heavy Reading, Report, “Mobile Operator 5G Capex Forecasts: 2018-2023” available at: http://www.heavyreading.com/details.asp?sku_id=3568&skuitem_itemid=1789 (last accessed on January 24, 2021).

Figure 2. Mobile Operator 5G Capex Forecasts: 2018-2023.

A typical 5G base station consumes up to twice or more the power of a 4G base station. Energy costs can grow even more at higher frequencies, due to a need for more antennas and a denser layer of small cells. Edge computing facilities needed to support local processing and new internet of things (IoT) services will also add to overall network power usage.

Figure 3. Site Power requirements 2G, 2-4G and 5G.

Select 5G base stations in China are being powered off every day from 21:00 to next day 9:00 to reduce energy consumption and lower electricity bills. 5G base stations are truly large consumers of energy such that electricity bills have become one of the biggest costs for 5G network operators.

Ultra-narrowband Modulation was conceived in 1985 as a method to be used with’ frequency modulation (FM) Sub-Carriers’ (as opposed to ‘FM Supplementary Carriers’, or ‘In Band On Channel’ Carriers). In its original form, data rates as high as 196 kb/s were obtained from a subcarrier at 98 kHz. A pulse width modulation baseband encoding method called the “Slip Code” was used. That method, which was basically a baseband method, was limited in data rate and required excessive filtering, which precluded it from being a practical Ultra-narrowband method. Bandwidth efficiencies as high as 15 bits/sec./Hz were being achieved, Dr. Harold R. Walker is the ultra-narrowband pioneer.

Ultra-narrowband (“UNB”) technology employs an ultra-narrow spectrum channel (<1KHz) to establish an ultra-long-distance link between transmitter and receiver. It allows the long-range coverage which makes it a most suitable low-power wide-area network technique for industrial IoT systems. Additionally, its ultra-high power spectral density creates endurance against interference and jamming, which enables friendly coexistence of UNB on shared frequency bands. The narrower the bandwidth, the fewer noise and interference, in addition, the transmission energy concentrates on ultra-narrowband width, and results in a very high concentration of power in a very narrow frequency band.

Figure 4. Comparison between Ultra-narrowband and Broadband

Many traditional modulation approaches require allowance for upper and lower sidebands throughout the carrier frequency. UNB modulation is a modified approach for data transmission without sidebands. UNB is extremely robust in an environment with other signals, including spread spectrum signals. However, spread spectrum networks are affected by UNB signals.

UNB modulation utilizes a coded baseband with abrupt edges. Any bandpass filter used at the transmitter for ultra-narrowband modulation must exhibit zero group delay to pass the instantaneous phase changes, though it may lack the bandwidth required to pass instantaneous changes in frequency. Conventional filters cannot be used with Ultra-Narrowband signals, which are absolutely dependent upon Negative or Zero group delay filters.

There is one important characteristic which is holding up widespread adoption of Ultra-Narrowband modulation, and that is the zero group delay filters which are complex and must be hand tuned.

We developed an ultra-narrowband technology which offers a potential alternative to broadband technology used in 5G and meets the challenging 5G demands. A comparison with 4G and 5G is given:

Technology	Bandwidth	No. of subcarriers	Operating Frequency	Speed	Spectral
	MHz		GHz	Mbps	Bits/s/Hz
4G	20	1200	6	4-60	6
5G	100	3276	Up to 300	40-1100	10
UNB (finished)	0.001	1	0.004	4	~4000
UNB (in development)	0.001	1	0.064	64-256	>4000

UNB speed will increase proportionally if it operates at higher frequency like 4G or 5G did, or adopts multiple subcarriers, which is equivalent to increasing bandwidth. Utilizing the same bandwidth, UNB can saved energy up to 20,000 times for 4G and 100,000 times for 5G. Keeping the same bandwidth and energy consumption, the coverage can increase two orders of magnitude. UNB Breaks through the Shannon Law’s critical limit which current 5G cellar communication is reaching, overcomes the current 5G challenges and allowing cellar communication development beyond 5G.

3.	We believe our Ultra-narrowband Power Line Communication (“PLC”), will revolutionize the fundamental IoT communication infrastructure

Our patented PLC is an innovative communication technology that enables sending data over existing power cables. It does not require substantial new investment for a dedicated wiring infrastructure. Instead, PLC uses the existing power lines. These power lines form a distribution network that already penetrates into every residential, commercial and industrial premises. Given that the power grid is an established ubiquitous network, connectivity via PLC is potentially the most cost-effective, scalable interconnectivity approach and the backbone communication infrastructure for the IoT. IoT devices plug into power outlets and establish a connection using the existing electrical wiring. This allows instruments to share data without the inconvenience of running dedicated network cables.

The primary design goal of the power line network is electric power distribution. It was not originally designed as a communication channel. Consequently, while PLC has been around for many years, the harsh electrical noise present on power lines and variations in equipment and standards make communications over the power grid difficult and present a number of fundamental challenges for data transfer. Signals propagating along the power line are subjected to very large amounts of noise, attenuation, and distortion that make them erratic, with several attributes varying over time. PLC is susceptible to noise from devices linked to the power supply infrastructure, for example, fluorescent tube lights, drills, hair dryers, microwave ovens, computers, switch mode power supply, cellphone chargers, dimmers, refrigerators, televisions, washing machines, and vacuum cleaners. The result being that previous implementations of PLC technology appear to have ended in power companies and internet service providers deciding that the technology is not viable as a means of delivering broadband internet access. The technological challenges have impeded, or even halted progress.

We have successfully developed ultra-narrowband PLC technology and achieved 4 Mbps at bandwidth less than 1000 Hz. In our interference testing, six industrial blowers were used and no significant interference was found. By comparison, a simple air dryer will render our competitors’ legacy technology completely useless. Our 4Mbps PLC modules have been completed, and printed circuit layouts have been sent for production. These modules will be used for IoT systems involving over 1,000 sensors. The higher communication speed PLC will be developed concurrently.

Ultra-narrowband PLC is a considerably more effective tool than current in-home network systems. Zigbee or Z-Wave will need new infrastructure to be installed. Moreover, penetrating physical barriers like walls within one floor, or reaching out to different floors is a challenge for current wireless technology that current IoT systems are using. Wireless networks often face performance issues, due to radio-frequency interference caused by devices like microwave ovens, cordless telephones or even Bluetooth devices at home. However, our PLC can reach out to every node connected via the power lines. Our technology converts virtually every standard wall socket into an access point, in many ways incorporating the best of wired and wireless communication.

4.	User Interface Machine auto generation technology - hardware defining software

We have developed a proprietary and patented “user interface machine auto generation platform” (“UIMAGP”), this cross-platform or multiple-platform, cross-operating-system platform is designated to simply the software development of 20 billion IoT devices, ranging from hardware embedded coding to user interface design. Our universal natural programming language we developed is the programming language used to build the IoT user interface. The programming language is similar to the language humans use amongst one another so that it is easy to learn but understood by a machine. Future software programming is expected to be enormously simplified to the maximum extent, with hundreds of thousands of lines of code simplified into a micro code which can be saved in the sensor module. When the sensor modules are plugged into the USIP, the user interface code saved at sensor modules are sent to the platform and a universal display such as a smartphone, a computer or display unit. The UIMAGP saved on the universal display automatically generates the user interface within milliseconds instead of requiring months or years of software development work. An embedded coding hardware engineer is able to design both sensor module hardware and provide the user interface micro code. Thus, the hardware defining software is achieved.

UIMAGP is similar in spirit to low code or no code programming in reducing the amount of traditional hand coding, enabling accelerated delivery of business applications. However, low code and no code programming suffer from integration restriction, absence of customization and security risks issues, making them not suitable for large-scale and mission-critical enterprise applications such as IoT applications. UIMAGP overcome these challenges and still preserve a minimum amount of coding. The UIMAGP and user interface micro codes work collectively to perform the function of the tradition customized software, enabling UIMAGP to be shared by the entire 20 billion IoT devices.4

5.	Universal Smart Instrumentation Platform (“USIP”)

Instrumentation is a huge industry which covers variety of fields including medical, healthcare, scientific, commercial, industrial, military and daily life. Lack of the instrumentation interoperability, compatibility and universality result in every instrument design starting from the scratch or components, each instrument is only able to carry out a determined measurement or control a specific operation. Integration of existing instruments which lack interoperability and compatibility into a platform can be difficult and expensive. This integration is impeded by the inability of instruments to easily communicate with devices and sensors for perception, mobility, and manipulation. As society enters the IoT era, it is not unreasonable to assume that millions of devices will need to be connected in one square kilometer, if each IoT device requires unique hardware and software developed from scratch, implementation in dense urban areas is simply not feasible.

USIP represents an advanced software and hardware integrated instrumentation platform and a large-scale modular design approach. USIP integrates a large number of technologies, including cloud technology, wired and wireless communication technology, software programming, instrumentation technology, artificial intelligence, PLC, sensor network and internet of things into a single platform and results in circuit designs that are orders of magnitude cheaper and faster than those constructed of discrete integrated circuit components from scratch.

USIP not only has primary functionalities but also an open architecture of incorporating variety of many individual instruments, functions, sensors and probes from different industries and vendors to the greatest extent possible into the same single unit as well. Instruments, sensors or probes from a few to several hundreds or even thousands in any combination from variety of industries and vendors share or reuse the same platform. Adding, removing or changing, instruments or sensors is all the platform requires to switch from one kind of device to another without revising the software and redesigning the hardware. Future instrument integration, design and manufacture are enormously simplified to the maximum extent, only the sensor modules are required to be replaced, designed and manufactured.

Compared to traditional stand-alone instruments, USIP exploits the processing power, productivity, display, and connectivity capabilities of computers or mobile devices and provide a more powerful, flexible, and cost-effective measurement solution. Traditional hardware-centered instrumentation systems are made up of multiple stand-alone instruments that are interconnected to carry out a determined measurement or control an operation. They have fixed vendor-defined functionality and their components that comprise the instruments are also fixed and permanently associated with each other. Different instruments provided by different vendors cannot be interoperated and interchanged. For example, we simply cannot use a traditional blood pressure meter to measure temperature or vice versa. USIP is designated to be compatible with all instruments, sensors or probes on the market and capable of monitoring and controlling any combination of instruments or sensors. It has brought a revolution to the field of instrumentation, measurement, control and automation.

USIP is a versatile instrument, able to do many different measurements and controls, substitutes for many other instruments and integrate existing instruments into it. The promise of USIP is closely associated with the development and proliferation of computers and mobile equipment which provide the fundamental foundation and major technical support to the universal smart instrument such as attractive graphical user touch screen interface, data processing and analysis capabilities, video and audio, cameras, GPS, ubiquitous wireless connectivity, AI, cloud based communications and almost unlimited functions or software available to the users that do not contain in the traditional instruments. These features embody the advantages of USIP which are lacking in the stand-alone instrument system. As compared with the traditional instrument, the best advantage of USIP is cost saving. Other distinctive features include universality, interoperability, flexibility, compatibility, upgradeability, expandability, scalability, security, modularity, fast prototyping, reducing inventory, plug-and-play operation, remote accessibility, simplification, standardization, cloud instrumentation.

____________________________________

4 Gartner Insights “Leading the IoT,” available at: https://www.gartner.com/imagesrv/books/iot/iotEbook_digital.pdf (last accessed February 9, 2021).

We have been dedicated to solving instrumentation interoperability for over a decade. We subdivide instruments into a reusable foundation component to the maximum extent and architecture-specific components, the sensor modules, which together perform the functions of traditional instruments at a fraction of its cost. USIP which presents to up 90% of the instruments, consists of universal and reusable hardware and software, these reusable hardware and software are the same for all the instruments.

USIP utilizes a computer or a mobile device as a display and control, communicates and works with a group of sensors, instruments, probes or controllers manufactured by different vendors in a manner that requires the user to have little or no knowledge of their unique characteristics.

The portable version of USIP is illustrated below, when a blood pressure sensor is plugged into universal device, the user interface specification code saved on the blood sensor module is sent the universal device and a computer or smartphone which will generate the user interfaces in the corresponding devices based on the interface specification code.

Figure 5. A blood pressure sensor is connected to our Universal Device we call the Ubiquitor and changes our device into a blood pressure measurement instrument.

Similarly, if we remove the blood pressure sensor and change to a pH sensor and a CO2 sensor, the universal device changes to a two-sensor device which is capable of measuring pH and CO2 concentration. Each sensor has its own user interface which is auto generated based on the user interface code saved in each sensor.

Figure 6. A pH sensor and a CO2 sensor are connected to our universal device and our device changes into a split-sensor device. A computer or smartphone can also be used for display.

Figure 7, A pH sensor, a CO2 sensor and a light sensor are connected to the universal device and change it to a 3-sensor device. A computer or smartphone can also be used for display.

Figure 8, any number of sensors in any combination are connected to the universal device and change it to a multiple sensor device. A computer or smartphone can also be used for the display.

The universal platform we built as illustrated in Figure 8, can control 27 light sensors, 21 pH sensors, 23 temperature humidity sensors which have 23 temperature sensors and 23 humidity sensors, representing one controller and a total of 72 devices and 95 sensors. Our controller controls 2 lights, and it can turn the light on or off. The controller also uses a light sensor to control the light, and the user can input the desired light intensity, running period and light output intensity.

Figure 9, Our universal platform simultaneously monitors and controls 72 distinct devices.

To illustrate, the entire horticulture industry only has a few hundred devices from different vendors for various measurement and control. One of our universal smart devices and corresponding sensors or actuators are capable of replacing all of them at a fraction of the cost.

Figure 10. Traditional horticulture measurement and control devices.

Figure 11. Universal Smart Device.

All of the household measurement and control devices such as air conditioner control, swimming pool control, garage door control, sprinkler control, lighting control, motorized curtain control, etc. can be replaced by a single universal smart device and corresponding unique accessories.

Figure 12. A single universal smart device can replace all the household control devices.

6.	Shared Distributed Universal Internet of Things.

IoT refers to the overarching network created by billions of internet-compatible devices and machines which share data and information around the world. According to a Gartner report, by the end of 2020, there were an estimated 20 billion IoT connected devices in use around the world.5 As the sophistication of both hardware and software in the consumer electronics industry skyrockets, an increasing share of the electronic devices produced around the world are manufactured with internet connectivity. Forecasts suggest that by 2030 around 50 billion of these IoT devices will be in use around the world, creating a massive web of interconnected devices spanning everything from smartphones to kitchen appliances.6 The IoT will have a great impact on the economy by transforming many enterprises into digital businesses and facilitating new business models, improving efficiency and increasing employee and customer engagement. It is foreseeable that the explosive IoT growth will rapidly deplete natural and human labor resources. We believe that IoT will soon reach the critical limit, we do not have enough human labor and natural resources to support IoT growth. 20 billion IoT devices are both challenges and resources. We have overcome the current massive IoT production challenges through our development of a shared distributed universal IoT. Billions of internet-compatible devices and machines not only share data and information around the world, but also share large section of hardware and software (up to 90%).

Billions of IoT devices are in use across the country, each with different terminologies, technical specifications, and functional capabilities. These differences make it difficult to create one standard interoperability format for acquiring, harmonizing, storing, accessing, analyzing and sharing data in near real-time. In fact, not even those instruments built on the same platform are necessarily interoperable because they are often highly customized to an organization’s unique workflow and preferences.

Wireless networks are far from perfect for IoT. They are typically slower, expensive and extremely susceptible to interference from radio signals and radiation. They can be accessed by any device within range of the network's signal so information transmitted through the network (including encrypted information) may be intercepted by unauthorized users. Walls and floors can seriously limit the range of the wireless network. Our proprietary Ultra-Narrowband power line communication technology offers a promising alternative to wireless networks. Integrating USIP with PLC results in significant simplification and cost saving in implement of IoT as illustrated in Figure 13.

Figure 13. Comparison between traditional machine to machine IoT (a) and shared distributed universal IoT (b). USIP and sensors form a local network through power line communication. The platform communicates with the cloud and forms a remote cloud-based system.

_____________________________________

5 Gartner Report “Leading the IoT: Gartner Insights on How. To Lead in a Connected World” available at: https://www.gartner.com/imagesrv/books/iot/iotEbook_digital.pdf (last accessed February 10, 2021).

6 Id.

Figure 14. (a) traditional wireless network and Focus Universal Inc’s PLC network.

How we will implement our business plan

Once we are fully capitalized, we will establish four divisions within our company to develop and promote our four fundamental technologies even further. We believe that these four technologies not only can be used in standalone device design and production, but also focus on massive scale IoT device design and production, aiming to solve the complexity and cost challenges.

a)    Ultra-narrowband power line communication division

Our ultra-narrowband PLC technology has achieved data transfer speeds of 4 megabits per second (“Mbps”), with a bandwidth of less than 1000 hertz (Hz). These results are 15 times faster than the Zigbee short-range wireless technology mesh networks and 100-400 times faster than Z-wave low-energy wave short-range wireless technology. The current 4Mbps PLC modules will be used for IoT applications involving thousands of sensors. We are developing even higher communication speeds through our PLC. The ultra-narrowband PLC module will be integrated to IC. This division will focus on ultra-narrowband PLC research and development, promote and market ultra-narrowband PLC ICs and finished products.

Given that the power grid is an already established ubiquitous network spanning back hundreds of years, connectivity via PLC technology is potentially the most cost-effective and scalable interconnectivity approach and, thus, the ideal backbone communication infrastructure for the IoT industry. However, the harsh electrical noise and interference present on power lines and variations in equipment and standards make data transfer using PLC technology difficult and limits the technology’s applications. Accordingly, the global market for PLC technology is very limited.

Figure 15. Markets and Markets Updated date – Oct 25

The market size is expected to reach $9.5 billion at the end of 2023.7 This prediction is based on current PLC technology, which provides speeds that are too slow (usually less than 9,600 bps), coverage that is too short (200-300 yards) and harsh electrical noise and interference. The major vendors of PLC technology include ABB, General Electric, Siemens, AMETEK, Texas Instruments, Maxim Integrated, Devolo, Cypress Semiconductor, ST Microelectronics, Panasonic, Microchip, Qualcomm Atheros, TP-Link Technologies, NETGEAR, NXP Semiconductor NV, Sigma Designs, Zyxel Communications and Renesas Electronics Corporation.

It is our understanding that we are the only vendor currently working on ultra-narrowband PLC technology. With the introduction of our ultra-narrowband PLC technology, which is able to overcome the interference challenges presented by traditional PLC technology, we believe that market size will increase significantly. With the help of our ultra-narrowband technology, which is able to overcome the noise challenge, we believe that the overall market size may increase significantly. Utilizing ultra-narrowband PLC, the global IoT communication infrastructure cost and operating cost can be saved.

b)   Ultra-narrowband wireless division

This division will focus on developing ultra-narrowband wireless technology and overcoming the challenges faced by current 5G networks, thereby allowing cellular communication development to go beyond the 5G networks.

In developing our ultra-narrowband PLC technology, we gained a lot of insight that is being used to develop a single carrier wave ultra-narrow band wireless technology, which aims to increase data transfer rates from 4 Mbps to 64 Mbps. Ideally, our ultra-narrow band wireless technology will be able to achieve data transfer rates of 256 Mbps, which is close 5G speeds, which require 3,276 subcarrier waves. The speed can be further increased if multiple carrier waves or higher operating frequencies are used.

Our current research and development efforts only focus on an operating frequency of 64 megahertz (MHz), which is about 100 times lower than 4G networks (6 gigahertz (GHz)) and 5,000 times lower than 5G networks (up to 300 GHz). Our technology’s 1,000 Hz bandwidth is approximately 20,000 times narrower than 4G networks and 100,000 times narrower than 5G networks. The narrower the bandwidth, the less energy consumption. By maintaining the 1,000 Hz band width, our ultra-narrowband wireless technology can save electricity usage by a factor of up to 100,000 times when compared with a 5G networks. We believe that our ultra-narrowband wireless technology has the potential to push the wireless frontier well beyond 5G. We expect to finalize our ultra-narrowband technology with data transfer speeds of 64-256 Mbps during the first of second quarters of 2021.

5G infrastructure market is projected by Markets and Markets to reach USD 47,775 million by 2027, at a CAGR of 67.1%. The major players in the 5G infrastructure market are Huawei (China), Ericsson (Sweden), Samsung (South Korea), Nokia Networks (Finland), ZTE (China), NEC (Japan), CISCO (US), CommScope (US), Comba Telecom Systems (Hong Kong), Alpha Networks (Taiwan), Siklu Communication (Israel), and Mavenir (US). Huawei (China) is the leader in the 5G infrastructure market. Limited coverage, high energy consumption and expensive infrastructure installation are the major bottleneck in 5G. All the 5G technologies are based on broadband technology, our research suggests there are very few, if any company working on ultra-narrowband technology and have difficulty finding any literature after 2014. We believe that adopting our ultra-narrowband wireless technology, the 5G higher spectrum bands cost, 5G network hardware cost and 5G energy consumption costs could be saved significantly.

c)    User interface machine auto generation division

Established in 2009, our company’s software user interface machine auto generation technology division has developed 100 sensors in arbitrary combinations, all of which have been tested for IOS system. RS-485 is the communication standard defining the electrical characteristics of drivers and receivers for use in serial communications systems. The current RS-485 standard modules available on the market do not support more than 100 sensors. The first version of UIMAGP has been completed and is ready for marketing.

UIMAGP not  only can be used in IoT software design, but also can be applied to other industry sectors, this division is planning to expand to other industry as well.

The software market size is enormous. According   to www.grandviewresearch.com, the market reached $388.98 billion in 2020.

___________________________________

7 Market Research Report “Powerline Communication Market by Offering (Hardware, Software, and Services), Frequency (Narrowband, and Broadband), Application (Energy Management and Smart Grid, and Indoor Networking), Vertical, and Geography – Global Forecast to 2023,” available at: https://www.marketsandmarkets.com/Market-Reports/power-line-communication-plc-market-912.html (last accessed February 10, 2021).

Figure 16. Software market size.

Some of the biggest companies within the software industry today include Microsoft, IBM, Oracle, SAP and Salesforce, all boasting billion dollar revenue figures. None of them has developed a UIMAGP. Any software which can be created by low code and no code programming can also be created by using UIMAGP. However, the software created by UIMAGP achieves what low code and no code programming cannot because of the complexities of applying the code to different platforms and the accompanying required customization. One of the distinct features of UIMAGP is that the programming provides a starting point which includes foundational code that may be used on any platform, operating system, etc. This makes the final programming much more efficient, as it only needs relatively few lines of code to program a complicated application.

d)    Universal smart instrument division

This division will focus on developing and marketing end user universal smart instruments and shared distributed universal IoT devices. The development of universal smart instruments and IoT have a considerable amount of overlap, with the only difference being the number of devices involved. We take this overlap a step further, unify universal smart instruments and IoT into a single system, eliminating any distinction between them. Using USIP which is cost effective and fully production-ready hardware and software platform have a huge advantage in shorting design, build, test and fix cycles. The design cycle improved from a few years to a few weeks. The smart home products including light control, air conditioner control, sprinkler control, garden light control, heating floor control, motorized curtain control, pool filtration and algae control, smoke detector control, carbon monoxide measurement, motion detector, doorbell have been designed and tested. Industrial IoT devices design including industrial light control, temperature control, humidity control, carbon dioxide control, digital lighting control, quantum PAR measurement and control, pH measurement and control, TDS measurement and control, fan speed control has been completed. We anticipate that this division will market and distribute these products during the second quarter of 2021; and start presale marketing during the first quarter of 2021.

The instrumentation industry is also very large and difficult to estimate due to the high number of industry sectors. However, the IoT industry sector is only a fraction of the larger market. MarketsandMarkets forecasts the global IoT market size is expected to reach $561 billion by 2022.8 The key market players include Intel Corporation (US), SAP SE (Walldorf, Germany), Cisco Systems, Inc. (US), Microsoft Corporation (US), Oracle Corporation (US), International Business Machine (IBM) Corporation (US), PTC Inc. (US), Google Inc. (US), Hewlett-Packard Enterprise (US), Amazon Web Services Inc. (US), Bosch Software Innovation GmbH (Stuttgart, Germany) and General Electric (US). All of these industry players’ IoT devices are of a traditional machine to machine type and have fundamental challenges in terms of their cost and implementation. Our shared distributed universal IoT devices are much more cost efficient.

This division will also focus on development of device-on-a- chip ICs. We will distinguish our DoC technology from the component ICs, these ICs are able to perform entire device functions. According to the “integrated Circuits Global Market Report 2020,” 9 the global integrated circuits market was worth $412.3 billion in 2019. The market is expected to grow at a CAGR of 5.09% and reach a value of $502.94 billion by 2023. Major players in the IC market are Intel Corporation, Texas Instruments, Analog Devices, STMicroelectronics, NXP, ON Semiconductor, Micron, Toshiba, Broadcom and Qualcomm.

___________________________

8 Id.

9 The Business Research Company, March 2020, “Integrated Circuits Global Market Report 2020,” available at: https://www.thebusinessresearchcompany.com/report/integrated-circuits-global-market-report (last accessed January 24, 2021).

Products we are currently selling

We are also a wholesaler of various digital, analog, and quantum light meters and filtration products, including fan speed adjusters, carbon filters and HEPA filtration systems. We source these products from manufacturers in China and then sell them to a major U.S. distributor, Hydrofarm, who resells our products directly to consumers through retail distribution channels and in some cases, places its own branding on our products.

Specifically, we sell the following products:

Fan speed adjuster device. We provide a fan speed adjuster device to our client Hydrofarm. Designed specifically for centrifugal fans with brushless motors, our adjuster device helps ensure longer life by preventing damage to fan motors by adjusting the speed of centrifugal fans without causing the motor to hum. These devices are rated for 350 watts max, have 120VAC voltage capacity and feature an internal, electronic auto-resetting circuit breaker.

Our Fan Speed Adjuster Device

Carbon filter devices. We sell two types of carbon filter devices to our client Hydrofarm. These carbon filter devices are professional grade filters specifically designed and used to filter air in greenhouses that might be polluted by fermenting organics. One of these filters can be attached to a centrifugal fan to scrub the air in a constant circle or can be attached to an exhaust line as a single pass filter, which moves air out of the growing area and filters unwanted odors and removes pollens, dust, and other debris in the air. The other filter is designed to be used with fans from 0-6000 C.F.M.

Our Carbon Filter Device

HEPA filtration device. We provide a high-efficiency particulate arrestance (“HEPA”) filtration device at wholesale prices to our client Hydrofarm. Manufactured, tested, certified, and labeled in accordance with current HEPA filter standards, this device is targeted towards greenhouses and grow rooms and designed to keep insects, bacteria, and mold out of grow rooms. We sell these devices in various sizes.

Our HEPA Filtration Device

Digital light meter. We provide a handheld digital light meter that is used to measure luminance in fc units, or foot-candles.

Our Digital Light Meter Device

Quantum par meter. We provide a handheld quantum par meter used to measure photosynthetically active radiation (“PAR”). This fully portable handheld PAR meter is designed to measure PAR flux in wavelengths ranging from 400 to 700 nm. It is designed to measure up to 10,000 µmol.

Our Quantum Par Meter Device

Strategy behind the AVX Acquisition

On March 15, 2019, the Company completed a transaction with Patrick Calderone to purchase 100% of the outstanding stock of AVX, an IoT installation and management company based in southern California.

Through our acquisition of AVX, we are planning to offer ordinary families an entire smart home product line at a fraction of the current market price. We have finished the design of smart lighting control, air conditioner, sprinkler, garden light control, garage door control and heating control. We are developing a swimming pool control device, smoke detector and carbon monoxide monitor. We believe these product lines could be completed by the end of 2021.

It is our intention to offer a complete line of smart home products, designed by Focus Universal, and marketed and installed by AVX, in the $3,000 range. Where a family would likely choose not to install a $300,000 system in a $150,000 home, even if they could afford to do so, the same family would be more inclined to install a smart home product at the $3,000 price point. We believe smart home installation based on the Ubiquitor will include more functionalities than the current systems offered by our competitors. Our smart home systems would be able to integrate, exchange data, interact and connect utilizing our PLC technology. As a result, the installation process would be simplified, and its costs would be dramatically reduced.

Once successfully integrated, the Ubiquitor will be central to every smart home installation that AVX does. The Ubiquitor’s connectivity capabilities will allow for that system to be expanded and customized in the future.

We intend to complete the design for the first hardware products, specifically, a surveillance camera and a doorbell, by the end of 2021 and believe we can begin to start installing these new shared distributed smart home products in the next few years. We plan to offer a zero down payment option for the installation of AVX’s smart home systems and charge a monthly subscription fee instead.

Notwithstanding the foregoing, should we be unable to successfully integrate the Ubiquitor into AVX’s smart home installations, the Ubiquitor will continue to be a flagship product of our Company that can be applied to a variety of other purposes in the different industries and fields mentioned above.

We currently operate in the scientific instruments industry and the smart home installations industry and plan to apply several of our new technologies to the IoT marketplace.

Index of Key Technical Abbreviated Terms

Abbreviation	Full Term
5G	Fifth Generation Mobile Wireless Telecommunications Network
FSK	Gaussian Frequency Shift Keying
HANs	Home Area Networks
IC	Integrated Chip
IoT	Internet of Things
LTE Networks	Long-Term Evolution Networks
MOS Transistor	Metal-Oxide-Silicon Transistor
PLC	Power Line Communication
UNB	Ultra-narrowband
USIO	Universal Smart Instrumentation Operating System
USIP	Universal Smart Instrumentation Platform

Growth Strategy

Strategy and Marketing Plan

The Company plans to market the USIP to the industrial sector first, including key growth industries such as indoor agriculture. Once the technology is established there, the core technologies of universality and interoperability through a readily available device, such as a mobile device or smartphone, may be ported to products specifically intended for the consumer and residential markets.

While industrial markets are large, the consumer and residential markets are even larger. This two-phase approach will allow for continuous and increasing revenue growth. Moreover, during the industrial phase of development, the Company will be able to test and refine its products to ensure that they are ready for the consumer and residential markets.

Once we have successfully entered the industrial sector, we intend to roll out additional technologies that are currently under development. These technologies will both advance and support the core technologies marketed in phases one and two to the industrial and consumer markets.

We will continue to design, manufacture, market and distribute our electronic measurement devices, such as temperature humidity meters, digital meters, quantum PAR meters, pH meters, TDS meters, and CO2 monitors. Over the years we have developed a broad and loyal customer base. The universal smart technology has been applied to our existing traditional devices and demonstrated significant functionality improvement and hardware cost savings. We believe hardware cost reductions of up to 90% have been achieved. However, promoting universal smart technology and universal smart IoT devices to our customers, including traditional instrument manufacturers, will be the major focus of our business in the future.

Different markets require different strategies. We divided our customers into a few segments to determine what specific marketing technique will reach each targeted group and its needs.

a) Our Existing Customer, Hydrofarm

To minimize the upfront cost of entering a market, we must choose our entry point carefully so as to find one that offers the least possible resistance. It costs more to attract new customers than to retain and increase sales to our existing customer, Hydrofarm. The design, development and manufacture of our universal smart instruments is targeted to increase current sales to our existing customer.

Our current customer, Hydrofarm, is the largest distributor in the horticulture industry with roughly 50% of the market share in the U.S. horticulture industry.

All our current universal smart devices, including sensors and controllers, will be distributed to Hydrofarm. Smartphones can be used for display and control of all the sensors and controllers in the horticulture industry. By the end of 2020, we completed the development all of the necessary sensors used in the gardening industry, including a light control node, temperature sensor, humidity sensor, digital light sensor, quantum PAR sensor, pH sensor, TDS sensor and carbon dioxide sensor; and we finished all the circuit layouts for the pilot IoT system for the gardening industry (consisting of approximately 1,000 sensor nodes and controllers). We sent these circuit layouts to our manufacturer in China for production. However, due to the coronavirus pandemic, the production was delayed. By the third quarter of 2021 , we intend to market our Ubiquitor device to Hydrofarm, who in turn will resell and market the device to its customers in the horticulture industry.

b) Online Customers

We intend to use traditional and specialized e-commerce outlets to help with online brand awareness. By analyzing Amazon’s data, we plan to determine which traditional instruments have the highest selling volumes and at what price point. Future research and development will focus on integrating the sensors used in these instruments into the universal smart instruments to leverage on their existing markets.

c) Traditional Controller and Remote-Control Customers

Traditional controllers monitor and control their sensors through bi-directional communication implemented by hardware. The sensors or probes in controllers not only measure the physical environment but also give feedback to the input actuators that can make necessary corrections. They are expensive and require a corresponding monitor in which unidirectional communication is needed. For example, a traditional temperature meter may cost approximately $15 and a temperature controller may cost approximately $100. The wireless bi-directional communication supported by a smartphone or mobile device offers cost reduction in controller design and manufacturing. Traditional remote control is accomplished through hardware, which can be replaced by a smartphone. Universal smart technology will also play an important role in traditional control applications. Traditional controller users are one of highest profit margin customers of universal smart technology.

d) Special Customers

For customers who consider an instrument’s compatibility, interoperability, interchangeability, universality, upgradeability, expandability, scalability, and remote access ability as crucial, universal smart technology has several fundamental advantages over traditional instruments in terms of hardware cost and functionality. End users will not only enjoy the remote access to their sensors wirelessly but also save the cost of the hardware module which will be replaced by a smartphone.

e) Traditional Instruments Manufacturers

We may consider selling the Ubiquitor directly to instrument manufacturers and allowing them to distribute it through their established platforms.

We are putting together an internal sales team in order to establish the marketing campaign for our sensor devices, including the Ubiquitor. We are also expanding the sales team for AVX because we believe that the Ubiquitor device will be integral to smart home installations.

We believe that universal smart technology will play a critical role for traditional industrial instrument manufacturers, because it is too expensive and difficult to develop industrial instrument sensors for medium or smaller companies or individual homes. The cost factor is the first consideration when deciding whether a company wants to develop universal smart technologies and implement them in their products.

Our goals over the next three years include:

•	Raise capital to move into full manufacturing and production for our Ubiquitor device;

•	Partner with manufacturers and promote the adoption of our Ubiquitor device in a USIP;

•	Acquire a stable market share of the sensor device market;

•	Continue performing research and development on PLC technology;

•	Focus on building our smart home offerings so that we can reduce the cost of smart home implementation to focus on expanding smart home installation and implementation beyond luxury homes;

•	File additional patents to expand our intellectual property portfolio related to the many uses of our Ubiquitor device; and

•	File patents to protect our PLC technology.

In order to achieve these goals, we intend to focus on the following initiatives:

•	Position the Ubiquitor device as the industry standard in universal sensor reading technology;

•	Establish strategic supply chain channels to facilitate efficient production operations; and

•	Communicate the product and service differentiation through direct networking and effective marketing.

Growth Strategy

Growth through Mergers and Acquisitions

Mergers and acquisitions (“M&A”) represent a significant part of our growth strategy because M&A can fill business gaps or add key business operations without requiring us to wait years for marketing and sales cycles to materialize. We have used this growth strategy in our acquisition of AVX, and in the future intend to continue to use M&A to find and secure opportunities that will either: (i) achieve the objective of growth in our market segments; or (ii) provide an area of expansion that will add to the Company’s products and/or service lines in markets that we are currently not serving but could serve if we had the appropriate expertise. The resulting combination of our existing products and services, new key personnel, and strategic partnerships through M&A will allow us to operate in new markets and provide new offerings to our existing market.

Acquiring key competitors may allow the addition of key personnel to our team. These additions may include people with vast industry knowledge, which can act as a catalyst to further our growth and lead to the development of new products and business lines. We will seek to target synergistic acquisitions in the same industry, targeting different geographic locations, which will allow us to actively compete on a regional or national scale in the IoT segment. If we target businesses in the same sector or location we hope to combine resources to reduce costs, eliminate duplicate facilities or departments and increase revenue. We believe this strategy will allow for accelerated growth and maximize investor returns.

One of our key strategies to grow by acquisition is to acquire smaller businesses that focus on IoT installation technology (industrial or residential) and in the USIP or PLC industries.

Original Equipment Manufacturer (“OEM”) Engineering Consulting and Design Services

Universal smart technology is new to most electronic engineers and manufacturers. One way to promote our universal smart technology is to provide direct OEM engineering design consulting services to potential industrial customers. Direct, on-site consulting will educate our industrial consumers on the many ways our technology can be implemented in a variety of industrial applications. We believe that we are well positioned to perform product design and perform engineering consulting services for future OEM customers. We believe we can operate as a seamless extension of our customers’ engineering organizations and add scale, flexibility and speed to their design processes. We will not be able to offer such engineering consulting and design consulting services until the Ubiquitor is being produced and distributed. We believe that once the Ubiquitor is being produced and distributed, we will have hired and trained enough engineers to execute our consulting strategy. Due to the timeline for the roll out of the Ubiquitor, we believe that the earliest we would feasibly be able to implement such consulting services would be the fourth quarter of 2021. Through our engineering consulting services strategy, we intend to become our customers’ engineering partner at all stages of the design cycle so that we may effectively assist them in transforming ideas into production-ready products and accelerate time to market for our universal smart technology product segment.

Technology Licensing

We may also consider entering into licensing arrangements with our customers for our technology. We believe that once we educate our industrial consumers, they may want to integrate our universal smart technology into their own technology through licensing agreements. We believe licensing our intellectual property may provide a revenue stream with no additional overhead, all while allowing us to retain proprietary ownership and creating long-term industrial consumers who rely on our products. By creating incentives, such as cost incentives, to license our IP rather than design their own technology, we believe potential customers could save on design costs and create business development opportunities. Licensing may also allow us to rely on the expertise, capacity and skill of a licensee to commercialize our IP, which is especially valuable if we lack the infrastructure, financial resources and know-how to bring a product to market independently. We believe that licensing will not occur until the last quarter of 2021 due to the fact that we will need to have a team of our consulting engineers in place once we complete the offering and working with industrial consumers on product integration, as well as time to negotiate the terms of licensing agreements with potential customers.

Distribution Method

We intend to engage in relationships predominantly with standard U.S. component manufacturers and similar electronics providers for the manufacturing of unassembled parts of the Ubiquitor and its sensor nodes, to then ship such parts to our Ontario, California facility where we will assemble the Ubiquitor devices and sensor nodes. Afterwards, we would distribute our Ubiquitor devices to distributors and retailers directly and also ship directly to traditional industrial instrument manufacturers. We have a sales department operating out of our Ontario, California office and eventually plan to open a second sales department in China dedicated to promoting our technologies to local instrument manufacturers who can utilize our Ubiquitor devices in their manufacturing and other processes. We intend to market the Ubiquitor to industrial end-users through Hydrofarm, through direct business-to-business sales channels and also directly to consumers via e-commerce internet platforms. For our quantum light meters, and air filtration products, we rely solely on Hydrofarm to distribute to end-users through its distribution channels.

Raw Materials

The electronic components used in the Ubiquitor are common and can be easily purchased through a variety of suppliers with little advance notice. We predominantly use large-scale manufacturers in the United States such as Texas Instruments and Intel for the major components. Other key suppliers we could consider include Analog Devices, Skyworks Solutions, Infineon, STMicroelectronics, NXP Semiconductors, Maxim Integrated, On Semiconductor, and Microchip Technology. Production and assembly lines are also available worldwide if we needed to outsource or increase our capacity, though we intend to complete our assembly in our Ontario, California facility. On October 1, 2018, we entered into an agreement with Beijing Hengnar Technology Development Co., Ltd. to develop certain infrared online gas analyzer products that detect O2, CO, CO2, H2, Nox, SF6 and other gases for our digital light meter and filtration business segment.

Manufacturing and Assembly

We have an assembly facility in Ontario, California where we assemble the Ubiquitor from parts sourced predominantly in the United States. Our quantum light meters and handheld sensors are also manufactured in our Ontario, California facility. Our air filtration products are manufactured and assembled in China by a third-party contract manufacturer, Tianjin Guanglee.

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

IoT Installation Industry

There are several companies that compete with AVX in smart home installations, including Vivint Smart Home, Crestron   and Control4. However, we believe we can distinguish ourselves from our competitors by offering a substantially lower price. An installation by Crestron ranges between $100,000 and $500,000 and by Control4 between $20,000 and $40,000. The cheapest competitor we can identify in this sector is Vivint Smart Home, which costs less than $5,000 to install; however, we understand that the Vivint Smart Home focuses on security systems only and that users have no other smart applications, which our smart home product line would include.

Air Filtration Systems and Meter Products Industry

The air filtration system and meter products industry is a niche industry. The global industrial air filtration market was valued at $11.6 billion in 2018 and analysts expect it to register a CAGR of 6.7% from 2019 to 2025 because of the industrial need to control air quality across a range of industries.10 Air purification methods are an effective way to control contaminants and improve indoor air quality and as a result, many national and local governments overseeing indoor air quality and other emissions are enacting stricter workforce health and safety regulations in this area, which drives demand. One of our competitors, Donaldson Company, Inc., an air filtration company, announced in its SEC filings that on October 18, 2018 it acquired BOFA International LTD (“BOFA”), headquartered in the United Kingdom, for $98.2 million less cash acquired of $2.2 million. BOFA manufactures systems across a wide range of air filtration applications.

We are not trying to compete with traditional instruments or device manufacturers because we plan to utilize our Ubiquitor device in conjunction with our smartphone application. We believe the resulting product may compete in a much wider product category due to its many potential applications.

Our Corporate History

The Company entered the residential and commercial automation installation service industry through the acquisition of AVX Design and Integration, Inc. (“AVX”) in March of 2019. AVX was established in 2000 with the goal of installing high-performance, easy-to-use Audio/Video, Home Theater, Lighting Control, Automation and Integration systems for high-net-worth residential projects.

Additionally, we are performing research and development on an electric power line communication technology and have filed three patents with the USPTO related to our Ubiquitor device and the design of a quantum PAR photo sensor. Eventually, we hope that PLC will further enhance smart IoT installations performed by AVX and powered by the Ubiquitor.

We are based in the City of Ontario, California, and were incorporated in Nevada in 2012. In December of 2013, we filed an S-1 registration statement that went effective on March 14, 2014. Since then, our securities have been trading on the OTCQB Market.

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

On April 2, 2018, Duncan Lee was appointed as the Chief Financial Officer of the Company.

On June 8, 2018, we announced the appointment of four new board members of the Company, the majority of whom were independent: Sheri Lofgren, Sean Warren, Michael Pope, and Carine Clark. Our Board of Directors formed our Audit, Compensation, and Nominating Committees.

_______________________________

10 Grand View Research. (2020, February). Industrial Air Filtration Market Size, Share & Trends Analysis Report, by Product, by End Use (Cement, Food, Metals, Power, Pharmaceutical, Agriculture, Paper & Pulp and Woodworking, Plastic), by Regionk and Segment Forecasts, 2020-2027. Retrieved at: https://www.grandviewresearch.com/industry-analysis/industrial-air-filtration-market.

On July 26, 2018, our Board of Directors approved our submission of an application in compliance with the NASDAQ rules and regulations to list and trade our Company’s securities on the NASDAQ Capital Market. As of the date of this prospectus, our application is pending NASDAQ’s approval and our Company’s securities are not listed on the NASDAQ Capital Market.

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

On March 15, 2019, the Company entered into a stock purchase agreement with Patrick Calderone, the CEO and owner of AVX, whereby the Company purchased 100% of the outstanding stock of AVX (the “AVX Acquisition”) for $890,716. The purchase price was structured as follows: (1) $550,000 payable in cash at closing; (2) $290,716 payable in 39,286 shares of the Company’s common stock issued upon closing; and (3) $50,000 payable in the form of a secured promissory note at 6% interest over 12 months secured by six shares of AVX common stock. In connection with the AVX Acquisition, Patrick Calderone also entered into a consulting agreement with the Company pursuant to which he would offer consulting and training services during the 12-month period following the closing of the AVX Acquisition. Since AVX is an installer of smart home products, and since we anticipate that our Ubiquitor device is capable of enhancing smart home installations, we believe that this acquisition will allow us to test new applications and the integration capabilities of our Ubiquitor device in smart homes.

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

Subsequent to our internal research and development efforts, we filed with the USPTO on June 2, 2017 a patent application regarding a process for improving the spectral response curve of a photo sensor. The small and cost-effective multicolor sensor and its related software protected by the potential patent we believe could achieve a spectral response that approximates an ideal photo response to measure optical measurement. The patent was issued on February 26, 2019.

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

Research and Development Activities

As of December 31, 2020, we spent a total of $256,636 on research and development activities.

Compliance with Environmental Laws

We are not aware of any environmental laws that have been enacted, nor are we aware of any such laws being contemplated for the future, that impact issues specific to our business.

Employees

As of the date of this prospectus we have twenty-one full-time employees and one part-time employee. The Company’s Chief Executive Officer and Secretary is Dr. Desheng Wang, and our Chief Financial Officer is Duncan Lee. Our officers and directors are responsible for planning, developing and operational duties, and will continue to be so throughout the early stages of our growth. Three full-time employees are working in the warehouse orchestrating the development and distribution of our sensor devices as well as our filters.

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

On April 13, 2020, AVX terminated an employee from her position as Sales and Marketing Director. On May 13, 2020, she filed an action in the Superior Court for the County of Los Angeles, State of California. The Complaint alleges claims including wrongful termination, retaliation and various other provisions of the California Labor Code, and various other claims under California state law. The complaint seeks unspecified economic and non-economic losses, as well as attorneys’ fees. The Company is investigating and intends to vigorously defend itself in the foregoing matters. However, litigation and investigations are inherently uncertain, but the outcome could have a material impact on the Company.

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

We were incorporated on December 4, 2012, and as of December 31, 2020, we had an accumulated deficit of $9,704,575. We have a limited operating history upon which an evaluation of our future success or failure can be made. Additionally, if we are not successful in growing revenues and controlling costs, we will not maintain profitable operations or positive cash flow, and even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Absent a significant increase in revenue or additional equity or debt financing, we may not be able to sustain our ability to continue as a going concern.

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

We outsource our product manufacturing and are susceptible to problems in connection with procurement, decreasing quality, reliability and protectability.

We assemble our Ubiquitor devices by using fully manufactured parts, the manufacturing of which has been fully outsourced. We have no direct control over the manufacturing processes of our products. This lack of control may increase quality or reliability risks and could limit our ability to quickly increase or decrease production rates.

Our business operations and financial performance may be affected by the coronavirus pandemic.

The coronavirus pandemic has adversely affected economies throughout the world. With the continued spread of the coronavirus in the United States and other countries, it is unclear how economic activity and workflows might be impacted on a worldwide basis. Many employers in the United States are requiring their employees to work from home or not come into their office. If the pandemic continues and conditions worsen, we may experience a disruption in our supply chain as well as a decline in sales activities and customer orders. The impact of the coronavirus on our operations is uncertain at this time. Given the rapidly changing situation related to this pandemic, we believe it could have a material adverse effect on our business, financial conditions and results of operations.

We outsource the manufacturing of key elements of our quantum light meters and air filters to a single manufacturing partner, with whom we do not have a formal contractual relationship.

We outsource the manufacture of our quantum light meter and air filtration devices to a single contract manufacturer, Tianjin Guanglee Technologies Ltd. (“Tianjin Guanglee”). If Tianjin Guanglee’s operations are interrupted or if Tianjin Guanglee is unable to meet our delivery requirements due to capacity limitations or other constraints, we may be limited in our ability to fulfill new customer orders, and we may be required to seek new manufacturing partners in the future. Tianjin Guanglee has limited manufacturing capacity, is itself dependent upon third-party suppliers and is dependent on trained technical labor to effectively create components making up our devices or to repair special tooling. In addition, as of the date of this prospectus, we do not have a formal development and manufacturing agreement that regulates our business relationship with Tianjin Guanglee. Although we continue to operate under the terms of an oral agreement, and we believe there are a multitude of manufacturers that could quickly replace Tianjin Guanglee, our manufacturing operations could be adversely impacted if we are unable to enforce Tianjin Guanglee’s performance.

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

The size and future growth in the market for our Ubiquitor device or our PLC technology under development has not been established with precision and may be smaller than we estimate, possibly materially. If our estimates and projections overestimate the size of this market, our sales growth may be adversely affected.

Our estimates of the size and future growth in the market for our Ubiquitor device or our PLC technology under development is based on a number of internal studies, reports and estimates. In addition, our internal estimates are based in large part on current feedback from clients using current generation technology and our belief is that the use and implementation in the United States and worldwide will be extensive. While we believe we are using effective tools in estimating the total market for Ubiquitor device or our PLC technology, these estimates may not be correct and the conditions supporting our estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors. The actual demand for our products or competitive products, could differ materially from our projections if our assumptions are incorrect. As a result, our estimates of the size and future growth in the market for Ubiquitor device or our power line communication technology may prove to be incorrect. If the demand is smaller than we have estimated, it may impair our projected sales growth and have an adverse impact on our business.

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

Our Ubiquitor device greatly depends on the growth and adoption of the IoT market, and other next-generation internet and smartphone-based applications.

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

Some of our officers, directors, consultants and advisors are involved in other businesses and not obligated to commit their time and attention exclusively to our business and therefore they may encounter conflicts of interest with respect to the allocation of time and business opportunities between our operations and those of other businesses.

Another example of a conflict of interest is so called “self-dealing” transactions. If a conflict-of-interest transaction is negotiated and approved, in a manner that approximates arms-length negotiations, the transaction is accepted unless a shareholder proves in court that the transaction is not entirely fair to the company or its shareholders. The burden is on the shareholder to show lack of entire fairness. A self-dealing transaction is considered invalid if challenged, unless the interested director proves in court that the transaction is entirely fair to the company. The burden is on the director to show entire fairness.

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

We have concluded that we have not maintained effective internal control over financial reporting through the years ended December 31, 2020 and December 31, 2019. Significant deficiencies and material weaknesses in our internal control could have material adverse effects on us.

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

In connection with the audit of our financial statements as of and for the years ended December 31, 2020 and 2019, we identified significant deficiencies in our internal control over financial reporting and a general understanding of U.S. GAAP. As such, there is a reasonable possibility that a misstatement of our financial statements will not be prevented or detected on a timely basis.

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

Our CEO and one of our directors, Dr. Desheng Wang, owns 35.14% of the outstanding shares of our common stock as of the date of this prospectus and after a fully subscribed offering will own 33.27%. Two of our directors together own over 50% of the outstanding shares of our common stock and after a fully subscribed offering will still own over 50% of the outstanding shares of our common stock. Accordingly, Directors have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets. They also have the power to prevent or cause a change in control. The interests of our directors may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

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

Risks Related to the Ownership of our Common Stock

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

As of February 12, 2021, we had 40,959,741 shares of common stock outstanding and no shares of preferred stock outstanding. We are authorized to issue up to 75,000,000 shares of common stock and no shares of preferred stock. To the extent of such authorization, our Board of Directors will have the ability, without seeking stockholder approval, to issue additional shares of common stock or preferred stock in the future for such consideration as the Board of Directors may consider sufficient. The issuance of additional common stock or preferred stock in the future may reduce an investor’s or potential investor’s proportionate ownership and voting power.

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

We anticipate that as a result of the significant expansion of our operations and addition of operating subsidiaries, new personnel may be required in all areas of our operations in order to continue to implement our post-acquisition business plan. Our future operating results depend to a large extent on our ability to manage this expansion and growth successfully. For us to continue to manage such growth, we must put in place legal and accounting systems and implement human resource management and other tools. We have taken preliminary steps to put this structure in place. However, there is no assurance that we will be able to successfully manage this anticipated rapid growth. A failure to manage our growth effectively could materially and adversely affect our profitability.

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

The smart home installation business is a highly competitive market, and we have numerous competitors who are already well-established in the market. We expect our competitors to continue improving the design and performance of their products and to introduce new products that could be competitive in both price and performance. The reason we believe that we could become competitive in this market segment is because we anticipate integrating the Ubiquitor device into AVX’s smart home installations. However, there is no guarantee that we can integrate the Ubiquitor device into AVX’s smart home installations. If we are unable to integrate the Ubiquitor device into smart home installations, we will not be able to achieve the competitive price and performance we anticipate to achieve success in AVX’s future smart home installations. Alternatively, we may not be able to achieve a smart home installation at a cost-effective price that is sufficient to distinguish us from amongst the competition in this market segment.

Risks related to the COVID-19 pandemic.

The recent COVID-19 pandemic may adversely affect our business, results of operations, financial condition, liquidity, and cash flow.

The outbreak of COVID-19 originating in Wuhan, China, sometime around December 2019, has since rapidly increased its exposure globally. On March 11, 2020, the World Health Organization declared the outbreak a pandemic. The pandemic has impacted and may further impact the United States and the broader economies of affected countries, including negatively impacting economic growth, the proper functioning of financial and capital markets, foreign currency exchange rates and interest rates. Due to the speed with which the situation is developing, the global breadth of its spread and the range of governmental and community reactions thereto, there is uncertainty around its duration, ultimate impact and the timing of recovery. Therefore, the pandemic could lead to an extended disruption of economic activity and the impact on our consolidated results of operations, financial position, and cash flows could be material.

As a result of the adverse impact that the COVID-19 pandemic is having on our economy and the economies of the countries in which we plan to do business, the pandemic may affect our operations, including our supply chain distribution systems, production levels and research and development activities. In addition, any preventive or protective actions that governments implement or that we adopt in response to the COVID-19 pandemic, such as travel restrictions, quarantines, and limited operations of governmental agencies, may interfere with the ability of our employees, vendors, and suppliers to perform their respective responsibilities and obligations relative to the conduct of our business. Additionally, government regulations that have been imposed in response to the COVID-19 pandemic may cause delays our freight processes, which would result in higher shipping costs. In addition, social distancing guidelines could have an adverse impact on our research and development activities as our laboratories are not operating at full capacity.

The impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity. Further, the resulting global economic downturn has negatively impacted the ability of certain of our customers to make payments on a timely basis, adversely impacting our cash flows from operations. We do not yet know the full extent of the impact of the COVID-19 pandemic or its resulting economic impact, which could have a material adverse effect on our liquidity, capital resources, operations, and business.

We are also monitoring the impact of COVID-19 on our talent recruitment and retention efforts. If members of our management and other key personnel in critical functions across our organization are unable to perform their duties or have limited availability due to COVID-19, we may not be able to execute on our business strategy and/or our operations may be negatively impacted. The loss or limited availability of the services of one or more of our executive officers or other key personnel, or our inability to recruit and retain qualified executive officers or other key personnel in the future could, at least temporarily, have a material adverse effect on our business, financial condition, and results of operations. Qualified individuals are in high demand, and we may incur significant costs to attract them, particularly at the executive level. We may face difficulty in attracting and retaining key talent for a number of reasons, including delays in the recruiting and hiring process as a result of the COVID-19 pandemic.

Our business, financial condition, and results of operations could be materially adversely affected by unfavorable results in future employment litigation matters as a result of COVID-19. Our employees may sue us due to possible exposure to COVID-19 while working at one of our facilities or sites. In addition, employees may challenge decisions to implement protective measures such as contact tracing on the basis of local privacy laws due to the increased collection of employee medical information. Litigation matters, regardless of their merits or their ultimate outcomes, are costly, divert management’s attention and may materially adversely affect our reputation and demand for our products. We cannot predict with certainty the eventual outcome of litigation matters. An adverse outcome of litigation or legal matters could result in us being responsible for paying significant damages.

Any of these negative effects resulting from litigation matters could materially adversely affect our business, financial condition or results of operations. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this Annual Report on Form 10-K.

The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions taken to contain it or treat its impact.

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

On April 13, 2020, AVX terminated an employee from her position as Sales and Marketing Director. On May 13, 2020, she filed an action in the Superior Court for the County of Los Angeles, State of California. The Complaint alleges claims including wrongful termination, retaliation and various other provisions of the California Labor Code, and various other claims under California state law. The complaint seeks unspecified economic and non-economic losses, as well as attorneys’ fees. The Company is investigating and intends to vigorously defend itself in the foregoing matters. However, litigation and investigations are inherently uncertain but the outcome could have a material impact on the Company.

Item 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

On September 23, 2014, our common stock was verified for trading on OTCQB under the trading symbol FCUV. Prior to that time, there was no public market for our stock. The following table sets forth for the indicated periods the high and low intra-day sales price per share for our common stock on the OTCQB for the four quarters of 2019 and for the four quarters of 2020.

	High	Low

2019: First Quarter	$7.40	$7.40
2019: Second Quarter	$7.40	$5.29
2019: Third Quarter	$12.25	$5.00
2019: Fourth Quarter	$5.00	$5.00

2020: First Quarter	$5.00	$2.50
2020: Second Quarter	$4.50	$3.67
2020: Third Quarter	$3.60	$3.50
2020: Fourth Quarter	$3.50	$2.00

Holders.

As of March 23, 2020, there were 397 record holders (including our directors) of 40,959,741 shares of the Company’s common stock. At December 31, 2020, there were 397   record holders (including our directors) of 40,959,741 shares of the Company’s common stock.

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

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the year ended December 31, 2020, 2019, 2018, 2017  , the nine months ended December 31, 2016, the year ended March 31, 2016, 2015, 2014 or the period from December 4, 2012 (inception) to March 31, 2013.

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

Narrative Description of the Business

Focus Universal Inc. (the “Company,” “we,” “us,” or “our”) is a Nevada corporation. We have developed four fundamental disruptive proprietary technologies which we believe solve the most fundamental problems plaguing the internet of things (“IoT”) industry through: (1) increasing overall chip integration by shifting it to the device level; (2) creating a faster 5G cellular technology by using Ultra-narrowband technology; (3) leveraging ultra-narrowband power line communication (“PLC”) technology; and (4) User Interface Machine auto generation technology. Our Universal smart technology is designed to overcome instrumentation interoperability and interchangeability. The electronic design starts from a 90% completed common foundation we call our universal smart instrumentation platform (“USIP”), instead of the current method of building each stand-alone instrument from scratch. Our method eliminates redundant hardware and software and results in significant cost savings and production efficiency. We have developed software machine auto generation technology to replace the manual software designs which are currently in use and cannot satisfy the exponential growth of future IoT industry demand. Our ultra-narrowband PLC enables our users to send data over existing electricity power cables and immediately establish a ubiquitous data network without substantial new investment for a dedicated wiring infrastructure. Our ultra-narrow band technology is capable of overcoming the noise problems communicating through power lines that have hindered our competitors for over a century. Our wireless communication technology allows for longer-range coverage, is more energy effective and has much faster data sending speeds than the current 5G technology speeds being used. We also provide sensor devices and are a wholesaler of various air filters and digital, analog, and quantum light meter systems.

For the years ended December 31, 2020 and 2019, we generated significant amount of our revenue from sales of a broad selection of agricultural sensors and measurement equipment which is currently our primary business.

Our Current Products Include:

Products we are currently selling

We are also a wholesaler of various digital, analog, and quantum light meters and filtration products, including fan speed adjusters, carbon filters and HEPA filtration systems. We source these products from manufacturers in China and then sell them to a major U.S. distributor, Hydrofarm, who resells our products directly to consumers through retail distribution channels and in some cases, places its own branding on our products.

Specifically, we sell the following products:

Fan speed adjuster device. We provide a fan speed adjuster device to our client Hydrofarm. Designed specifically for centrifugal fans with brushless motors, our adjuster device helps ensure longer life by preventing damage to fan motors by adjusting the speed of centrifugal fans without causing the motor to hum. These devices are rated for 350 watts max, have 120VAC voltage capacity and feature an internal, electronic auto-resetting circuit breaker.

Our Fan Speed Adjuster Device

Carbon filter devices. We sell two types of carbon filter devices to our client Hydrofarm. These carbon filter devices are professional grade filters specifically designed and used to filter air in greenhouses that might be polluted by fermenting organics. One of these filters can be attached to a centrifugal fan to scrub the air in a constant circle or can be attached to an exhaust line as a single pass filter, which moves air out of the growing area and filters unwanted odors and removes pollens, dust, and other debris in the air. The other filter is designed to be used with fans from 0-6000 C.F.M.

Our Carbon Filter Device

HEPA filtration device. We provide a high-efficiency particulate arrestance (“HEPA”) filtration device at wholesale prices to our client Hydrofarm. Manufactured, tested, certified, and labeled in accordance with current HEPA filter standards, this device is targeted towards greenhouses and grow rooms and designed to keep insects, bacteria, and mold out of grow rooms. We sell these devices in various sizes.

Our HEPA Filtration Device

Digital light meter. We provide a handheld digital light meter that is used to measure luminance in fc units, or foot-candles.

Our Digital Light Meter Device

Quantum par meter. We provide a handheld quantum par meter used to measure photosynthetically active radiation (“PAR”). This fully portable handheld PAR meter is designed to measure PAR flux in wavelengths ranging from 400 to 700 nm. It is designed to measure up to 10,000 µmol.

Our Quantum Par Meter Device

Strategy behind the AVX Acquisition

On March 15, 2019, the Company completed a transaction with Patrick Calderone to purchase 100% of the outstanding stock of AVX, an IoT installation and management company based in southern California.

Through our acquisition of AVX, we are planning to offer ordinary families an entire smart home product line at a fraction of the current market price. We have finished the design of smart lighting control, air conditioner, sprinkler, garden light control, garage door control and heating control. We are developing a swimming pool control device, smoke detector and carbon monoxide monitor. We believe these product lines could be completed by the end of 2021.

Ubiquitor Wireless Universal Sensor Device

Our USIP technology is an advanced software and hardware integrated instrumentation platform that uses a large-scale modular design approach. The large-scale modular design approach subdivides instruments into a foundation component (a USIP) and architecture-specific components (sensor nodes), which together replaces the functions of traditional instruments at a fraction of their cost. The USIP has an open architecture, incorporating a variety of individual instrument functions, sensors, and probes from different industries and vendors. The platform features the ability to connect potentially thousands of different sensors or probes, addressing major limitations present in traditional instrumentation systems. We believe the platform represents a technological advancement in the IoT marketplace by integrating large numbers of technologies, including cloud technology, wired and wireless communication technology, software programming, instrumentation technology, artificial intelligence, PLC, and sensor networking into a single platform. The result of such integration is a smaller, cheaper and faster circuit system design than those currently offered in the instrumentation market.

The USIP, which is compatible with a significant percentage of the instruments currently manufactured, consists of universal and reusable hardware and software. The universal hardware in the USIP is (i) a smartphone, computer, or any mobile device capable of running our software that includes a display and either hardware controls or software control surfaces, and (ii) our Ubiquitor, which is designed to be the universal data logger that acts as a bridge between the computer or mobile device and the sensor nodes. We call our flagship USIP device the “Ubiquitor” due to its ability to measure and test a variety of electrical and physical phenomena such as voltage, current, temperature, pressure, sound, light, and humidity—both wired and wirelessly.

We have created and assembled prototype models of the Ubiquitor in limited quantities and plan to expand our assembly in 2021. Our prototype Ubiquitor is compatible with standard desktop computers running either Windows OS or MacOS and Android- or iOS-based mobile devices and acts as a conduit that communicates with a group of sensors or probes manufactured by different vendors in a manner that requires the user to have little or no knowledge of their unique specifications. The data readout is displayed on the computer or mobile device display in application software we have created for use with a Windows PC and are creating for use with a Mac. We are designing the application software (the “App”) to have a graphical representation of control and indicator elements common in traditional tangible instruments, such as knobs, buttons, dials, and graphs, etc. Utilizing the Ubiquitor and the App, users and instrument manufacturers will be free to add, remove or change a sensor module for their special industrial or educational application without needing to create their own application software and design their own hardware. Our developers are designing and implementing a soft control touch screen interface that supports real-time data monitoring and facilitates instrument control and operation.

Recently, the Company has devoted a substantial number of resources to research and development to bring the Ubiquitor and its App to full production and distribution. We anticipate that the sales and marketing involved with bringing the Ubiquitor to market will require us to hire a number of new employees in order to gain traction in the market. We intend to introduce the Ubiquitor in smart home installations to reduce costs and increase functionality, as well as implement the Ubiquitor device in greenhouses and other agricultural warehouses that require regulation of light, humidity, moisture, and other measurable scientific units required to create optimal growing conditions.

Our universal smart development protocol focuses not only on the design of the hardware and software modules but also on the design of the overall universal smart instruments system, guided by the principles of structure, universality and modularity.

Our Ubiquitor device is a fully modular system with a universal sensor node and gateway system that uses a computer or mobile device as the output display module responsible for displaying the readings of various sensor nodes. We have completed an initial production run of prototype Ubiquitor devices and intend to proceed into full-scale production. The Ubiquitor’s sensor analytics system integrates event-monitoring, storage and analytics software in a cohesive package that provides a holistic view of the sensor data it is reading.

The physical hardware consists of:

1.	The sensor nodes, which come in hundreds of different varieties of sensor instruments in the form of a USB stick, with both male and female ports; and

2.	The Ubiquitor as the main hardware gateway, which is a small cell phone-sized device with integrated circuits.

We believe the Ubiquitor device can connect up to thousands of potential sensor nodes, and integrate data using embedded software to display the data and all analytics onto a digital screen (desktop, smartphone or mobile device displays) using a Wi-Fi connection. As disclosed in our patent application, we have already tested up to 256 sensor instrument readouts. Most types of nodes and probes can connect to the hardware. If the sensor size is bigger than the standard probe size, it is possible to simply use a USB cable to connect the probe and the hub. All data and analytics are displayed on a single screen, with tools that record and keep track of all measurements, and sort and display analytic information in easy-to-read charts.

The Ubiquitor is a general platform that collects data in real time, up to 100 Hz per second; and thus, is intended to be adapted to many industrial uses.

By using the universal hardware or USIP, we believe we could achieve the following efficiencies in instrumentation systems:

1.	Cut production costs. Smartphone technology is widely used on the small sensor device market. By utilizing smartphone technology, the Ubiquitor will add superior functionality and performance, improve the product’s quality and cut production costs.

2.	Reduce the effort required to develop a new sensor product. With the Ubiquitor, we believe that there will be no need for device manufacturers to research and develop new monitoring and operating components because they will just need to develop new sensor nodes or probes that may be integrated into our software technology.

3.	Reduce clutter. It is anticipated that the Ubiquitor could dispense with some of the hassle of connecting cables, since the Ubiquitor allows wireless transmission of sensor data and may allow wireless access to networks, such as a PLC network.

We have not yet started research and development of a second generation Ubiquitor device, but once we demonstrate the market for this product, we intend to begin such research and development. Currently our research and development is focused on concepts we can implement in the current first generation Ubiquitor device.

Research and Development Efforts of Power Line Communication

Power Line Communication (“PLC”) is a communication technology that enables sending data over existing power cables. One advantage of this technology is that PLC does not require substantial new investment for its communications infrastructure. Rather, PLC utilizes existing power lines, thereby forming a distribution network that already penetrates all residential, commercial and industrial premises. Accordingly, connectivity via PLC is potentially the most cost-effective, scalable interconnectivity approach for the IoT. We believe PLC can be an integral part of our communication infrastructure for the IoT, which enables reliable, real-time measurements, monitoring and control. A large variety of appliances may be interconnected by transmitting data through the same wires that provide electrical energy.

Wireless networks allow multiple users to access large amounts of information without the hassle of running wires to and from each IoT device (See “Risk Factors” above). The 5G cellular network, for example, promises exciting advances for telecommunication service providers, but the implementation of the 5G network will be challenging. The implementation will require building out dense, low-latency edge networks in ways that are affordable, secure and easily maintainable. 5G antennas will be able to handle more users and to transmit more data, but they will have a shorter transmission range. 5G networks will also require frequencies of up to 300 GHz. This requirement means wireless carriers will need to bid for the costly higher spectrum bands to roll out their respective 5G networks. Generally speaking, wireless networks are typically slower and more expensive than existing wired networks and extremely susceptible to interference from radio signals, radiation, walls and other forms of interference. Additionally, wireless networks may be accessed by any device within range of the network’s signal, making the information transmitted on a wireless network susceptible to access by unauthorized recipients. We are currently developing a wired alternative to wireless networks that utilizes installed power lines to transmit information. Our PLC technology uses an ultra-narrow band spectrum channel of less than 1 KHz to establish a long-distance link between transmitter and receiver. Thus, we believe that our proprietary ultra-narrow band PLC technology will offer a promising alternative to wireless networks and provide the backbone communication infrastructure for IoT devices.

PLC has been around for many years, leading some to believe that it is a mature technology. Current leaders in the industry include Siemens (Germany), Netgear (US), ABB (Switzerland), Ametek (US), Schneider Electric (France), General Electric (US), TP-Link Technologies (China), D-Link (Taiwan), Landis+Gyr (Switzerland), and Nyx Hemera Technologies (Canada).

The primary design goal of the power line network is electric power distribution, not data transmission. Consequently, although PLC is an established technology, the harsh electrical noise present on power lines and variations in equipment and standards make communications over the power grid difficult and present a number of fundamental challenges for data transfer. Signals propagating along the power line are subjected to very large amounts of noise, attenuation, and distortion that make them erratic, with several attributes varying over time. PLC is susceptible to noise from devices linked to the power supply infrastructure, for example, fluorescent tube lights, drills, hair dryers, microwave ovens, computers, switch mode power supply, cellphone chargers, dimmers, refrigerators, televisions, washing machines, and vacuum cleaners. All the trials of PLC technology appear to have resulted in power companies and internet service providers deciding that the technology is not viable as a means of delivering broadband internet access. These technological challenges have impeded, or even halted, progression of PLC technology.

We are performing research and development with the intention of inventing our own ultra-narrow band PLC technology that attempts to tackle two challenges: 1) overcoming interference caused by electronic noise on the power line system; and 2) bandwidth. Preliminary internal testing suggests that we have achieved noise rejection and interference suppression at five orders of magnitude better than traditional PLC technology. We believe our ultra-narrow band PLC technology shows robustness against noise and interference, based on our internal testing where we found no detectable interference occurring when six industrial blowers, notorious for causing electrical noise, and a large air conditioning unit were connected to an electrical line passing a control signal. By comparison, a small air dryer is able to cause interference in legacy PLC systems. State of the art PLC technologies developed by other companies may offer sufficient bandwidth, but they cannot effectively deal with the interference of electric noise on the system. However, in our preliminary internal testing, we have been able to increase bandwidth to 4 megabits per second with the potential for more, while simultaneously effectively dealing with electrical noise and interference. Furthermore, such data transfer rates were delivered at a bandwidth of less than 1000 Hz, thereby achieving a bandwidth efficiency (measured as bits per second per Hz) greater than 4000. For comparison purposes, 4G cellular networks have a bandwidth efficiency of less than 6 due to their requirement of larger bandwidth resources. The demand for bandwidth resources will only grow with the upcoming 5G and proposed 6G networks. Accordingly, further research of our PLC technology is warranted as it shows promise for increased data transfer rates at a lower cost than either of the 5G and proposed 6G networks, particularly given such networks’ requirements for costly new infrastructure and bandwidth resources. Based on the promising results of our internal testing, we have begun designing a proprietary PLC microchip and have set an intended launch date for 2021.

We believe that because residential and commercial structures already include multiple power outlets, the power line infrastructure represents an excellent network to share data among intelligent devices, particularly in the smart home installations that we are currently performing through AVX. Using PLC technology would mean that the requirement for costly ethernet cable networks to carry network information could be eliminated, as the same signals may be carried on the existing power lines.

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

Eventually, we hope to establish five divisions to bring our technology together: 1) AVX with new shared distributed smart home products powered by the Ubiquitor; 2) an IT division in software machine design; 3) Universal Smart Instrumentation; 4) PLC; and 5) an IoT division.

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

Subsequent to our internal research and development efforts, we filed with the USPTO on June 2, 2017 a patent application regarding a process for improving a spectral response curve of a photo sensor. The small and cost-effective multicolor sensor and its related software protected by the patent we believe could achieve a spectral response that approximates an ideal photo response to take optical measurement. The patent was issued on February 26, 2019.

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

On November 29, 2019, the Company filed an international utility patent application filed through the patent cooperation treaty as application PCT/US2019/63880. In April 2020, the Company was notified that it received a favorable international search report from the International Searching Authority regarding this patent application, which patents the Company’s PLC technology. The World International Property Organization report cited only three category “A” documents, indicating that the Company’s application met both the novelty and non-obviousness patentability requirements. Consequently, the Company is optimistic that the patent covering the claims for its PLC technology will be issued in due course and will allow the Company to implement strong protections on the PLC technology worldwide.

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

We are not trying to compete with traditional instruments or device manufacturers because we utilize our Ubiquitor device in conjunction with our smartphone application, which we believe will be a completely different product category.

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

Results of Operations

For the year ended December 31, 2020 compared to the year ended December 31, 2019

Revenue, Cost of Sales and Gross Profit

Our consolidated gross revenue for the years ended December 31, 2020 and 2019 was $1,678,967 and $1,460,370, respectively, which included revenue from related parties of $26,449 and $14,184, respectively. Revenue for the year ended December 31, 2020 increased $218,597 due to the acquisition of AVX, resulting in gross profit of $283,780 and $118,231 for the years ended December 31, 2020 and 2019, respectively.

Operating Costs and Expenses

The major components of our operating expenses for the years ended December 31, 2020 and 2019 are outlined in the table below:

	For the year ended December 31, 2020	For the year ended December 31, 2019	Increase (Decrease) $
Selling expense	$22,590	$46,624	$(24,034)
Officer compensation	142,100	150,154	(8,054)
Research and development	256,636	255,232	1,404
Professional fees	1,297,160	1,376,995	(79,835)
General and administrative	1,269,207	1,113,201	156,006
Goodwill impairment	–	458,490	(458,490)
Intangible assets impairment	–	47,975	(47,975)
Total operating expenses	$2,987,693	$3,448,671	$(460,978)

Selling expense for the year ended December 31, 2020 was $22,590, compared to $46,624 for the year ended December 31, 2019. In 2019, the Company acquired AVX, consolidating its selling expenses for its operation. Selling expense incurred was mainly from third party advertising fees. The decrease of selling expense was due to a decrease in advertising fees.

Officer compensation was $142,100 and $150,154 for the years ended December 31, 2020 and 2019, respectively. The decrease was due to an adjustment of the Chief Financial Officer’s compensation.

Research and development costs were $256,636 and $255,232 for the years ended December 31, 2020 and 2019, respectively. The increase was due to an increase of supplies needed for research and development in 2020.

Professional fees were $1,376,995 during the year ended December 31, 2019 compared to $1,297,160 during the year ended December 31, 2020. The decrease in professional fees mainly resulted from accounting fees as we have in house accounting department handling our accounting work.

General and administrative expenses of $1,269,207 incurred during the year ended December 31, 2020 primarily consisted of salaries of $491,638, insurance expense of $210,949 and depreciation expense of $162,242. General and administrative expenses of $1,113,201 incurred during the year ended December 31, 2019 primarily consisted of salaries of $462,833, insurance expense of $182,110, and depreciation expense of $151,670. The increase was due to increased salaries, increased insurance premiums, and depreciation expense. Salary expense increased due to additional employees from the acquired entity as well as additional employees hired. The increase in insurance expense is due to the acquisition of AVX as well as NASDAQ uplisting related expenses and an increase in insurance premiums. Depreciation expense increased mainly due to additional fixed assets acquired with AVX.

Net Losses

During the years ended December 31, 2020 and 2019, we incurred net losses of $2,537,113 and $3,175,543 respectively, due to the factors discussed above.

Liquidity and Capital Resources

Working Capital

	December 31, 2020	December 31, 2019
Current Assets	$1,007,630	$2,440,112
Current Liabilities	(527,559)	(432,999)
Working Capital	$480,071	$2,007,113

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

	For the year ended December 31, 2020	For the year ended December 31, 2019
Net cash used in operating activities	$(1,955,091)	$(1,697,771)
Net cash used in investing activities	(1,314)	(565,110)
Net cash provided by financing activities	346,860	–
Net change in cash	$(1,609,545)	$(2,262,881)

Cash Flows from Operating Activities

Our net cash outflows from operating activities of $1,955,091 for the year ended December 31, 2020 was primarily the result of our net loss of $2,537,113 and changes in our operating assets and liabilities offset by the add-back of non-cash expenses. The change in operating assets and liabilities includes an increase in accounts receivable of $75,125, decrease in inventory of $21,289, increase in prepaid expenses of $44,282, increase in deposits of $100,000, increase in accounts payable and accrued liabilities of $8,132, increase in accounts payable – related party of $17,471, decrease in other current liabilities of $12,238, decrease in interest payable – related party of $1,750, decrease in customer deposit of $70,294, and increase in other liabilities of $4,800.

Non-cash expense included add-backs of $21,907 in bad debt expense, $162,242 in depreciation expense, $48,000 in stock-based compensation, $605,150 in stock option compensation, reduction in inventory reserve of $852 and a net of $2,428 in amortization of right-of-use assets. Our net cash outflows from operating activities of $1,697,771 for the year ended December 31, 2019, was primarily the result of our net loss of $3,175,543 and changes in our operating assets and liabilities offset by the add-back of non-cash expenses. The change in operating assets and liabilities includes a decrease in accounts receivable of $102,956, decrease of accounts receivable – related party of $39,625, decrease in inventory of $15,932, decrease in prepaid expenses of $68,862, decrease in deposits of $7,210, decrease in accounts payable and accrued liabilities of $38,705, decrease in accounts payable – related party of $4,921, increase in other current liabilities of $9,610, increase in interest payable – related party of $1,750, increase  in customer deposits of $77,540, and increase in other liabilities of $12,335.

Non-cash expense includes add-backs of $5,175 in bad debt expense, $6,448 in inventory reserve, $151,670 in depreciation expense, $9,025 in amortization of intangible assets, $47,975 in impairment of intangible assets, $458,490 in impairment of goodwill, net of $673 in amortization of right-of-use asset, $75,218 in stock-based compensation, and $432,250 in stock option compensation.

We expect that cash flows from operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our net revenues and operating results, utilization of new revenue streams, collection of accounts receivable, and timing of billings and payments.

Cash Flows from Investing Activities

For the year ended December 31, 2020 we had cash outflow from investing activities of $ 1,314 from the purchase of property and equipment. The Company acquired AVX in March 2019, resulting in a cash outflow from investment activities of $565,110 for the year ended December 31, 2019, which includes $216,592 in purchases of property and equipment, $201,482 cash provided from the acquisition of AVX, and $550,000 cash paid for the acquisition.

Cash Flows from Financing Activities

For the year ended December 31, 2020 the Company paid off a promissory note, resulting in cash outflows of $50,000 and obtained loans from the SBA in the amount of $396,860. For the year ended December 31, 2019, there was no cash flow from financing activities.

Going Concern

These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to repay its debt obligations, to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Recently, the Company has devoted a substantial amount of resources to research and development to bring the Ubiquitor and its mobile application to full production and distribution. For the year ended December 31, 2020, the Company had a net loss of $2,537,113 and negative cash flow from operating activities of $1,955,091. As of December 31, 2020, the Company also had an accumulated deficit of $9,716,114. These factors raise certain doubts regarding the Company’s ability to continue as a going concern. There are no assurances, however, that the Company will be successful in obtaining an adequate level of financing for the long-term development and commercialization of its Ubiquitor product.

Off-Balance Sheet Arrangements

As of December 31, 2020, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation SK.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FOCUS UNIVERSAL INC. AND SUBSIDIARY

FOR THE YEARS ENDED DECEMBER 31, 2020, AND 2019

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Focus Universal, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Focus Universal, Inc. (the “Company”) as of December 31, 2020 and 2019, the related statement of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company’s auditor since 2017

Lakewood, CO

March 23, 2021

FOCUS UNIVERSAL INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2020	2019

ASSETS
Current Assets:
Cash	$583,325	$2,192,870
Accounts receivable, net	190,556	137,338
Inventories, net	42,496	62,933
Prepaid expenses	91,253	46,971
Deposit - current portion	100,000	–
Total Current Assets	1,007,630	2,440,112

Property and equipment, net	4,492,510	4,653,438
Operating lease right-of-use asset	86,558	128,399
Deposits	6,630	6,630

Total Assets	$5,593,328	$7,228,579

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$198,870	$192,488
Accounts payable - related party	17,471	–
Other current liabilities	6,332	16,820
Interest payable - related party	–	1,750
Customer deposit	57,377	127,671
Loan, current portion	194,125	–
Lease liability, current portion	53,384	44,270
Promissory note short term - related party	–	50,000
Total Current Liabilities	527,559	432,999

Non-Current Liabilities:
Lease liability, less current portion	41,287	94,670
Loan, less current portion	202,735	–
Other liability	17,135	12,335
Total Non-Current Liabilities	261,157	107,005

Total Liabilities	788,716	540,004

Contingencies (Note 11)	–	–

Stockholders' Equity:
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 40,959,741 shares issued and outstanding as of December 31, 2020 and 2019, respectively	40,959	40,959
Additional paid-in capital	14,381,058	13,775,908
Shares to be issued, common shares	98,709	50,709
Accumulated deficit	(9,716,114)	(7,179,001)
Total Stockholders' Equity	4,804,612	6,688,575

Total Liabilities and Stockholders' Equity	$5,593,328	$7,228,579

The accompanying notes are an integral part of these consolidated financial statements.

FOCUS UNIVERSAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2020	2019
Revenue	$1,652,518	$1,446,186
Revenue - related party	26,449	14,184
Total Revenue	1,678,967	1,460,370
Cost of Revenue	1,395,187	1,342,139

Gross Profit	283,780	118,231

Operating Expenses:
Selling expense	22,590	46,624
Compensation - officers	142,100	150,154
Research and development	256,636	255,232
Professional fees	1,297,160	1,376,995
General and administrative	1,269,207	1,113,201
Goodwill impairment	–	458,490
Intangible assets impairment	–	47,975
Total Operating Expenses	2,987,693	3,448,671

Loss from Operations	(2,703,913)	(3,330,440)

Other Income (Expense):
Interest income (expense), net	(4,072)	2,257
Interest (expense) - related party	(81)	(1,750)
Other income	170,953	154,390
Total other income (expense)	166,800	154,897

Loss before income taxes	(2,537,113)	(3,175,543)

Income tax expense	–	–

Net Loss	$(2,537,113)	$(3,175,543)

Weight Average Number of Common Shares Outstanding: Basic and Diluted	40,959,741	40,945,807

Net Loss per common share: Basic and Diluted	$(0.06)	$(0.08)

The accompanying notes are an integral part of these consolidated financial statements.

FOCUS UNIVERSAL INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2020 and 2019

			Additional	Shares to be		Total
	Common stock		Paid-In	issued	Accumulated	Stockholders'
Description	Shares	Amount	Capital	Common Shares	Deficit	Equity
Balance - December 31, 2018	40,907,010	$40,907	$12,956,486	$72,000	$(4,003,458)	$9,065,935

Common stock issued for prior period service	10,133	10	71,990	(72,000)	–	–

Common stock issued for service	3,312	3	24,506	–	–	24,509

Common stock issued for acquisition	39,286	39	290,676	–	–	290,715

Common stock to be issued for services	–	–	–	50,709	–	50,709

Stock options issued for services	–	–	432,250	–	–	432,250

Net loss	–	–	–	–	(3,175,543)	(3,175,543)

Balance - December 31, 2019	40,959,741	40,959	13,775,908	50,709	(7,179,001)	6,688,575

Stock options issued for services	–	–	605,150	–	–	605,150

Common stock to be issued for services	–	–	–	48,000	–	48,000

Net loss	–	–	–	–	(2,537,113)	(2,537,113)

Balance - December 31, 2020	40,959,741	40,959	14,381,058	98,709	(9,716,114)	4,804,612

The accompanying notes are an integral part of these consolidated financial statements

FOCUS UNIVERSAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2020	2019
Cash flows from operating activities:
Net Loss	$(2,537,113)	$(3,175,543)
Adjustments to reconcile net loss to net cash from operating activities:
Bad debt expense	21,907	5,175
Inventories reserve	(852)	6,448
Depreciation expense	162,242	151,670
Amortization of intangible assets	–	9,025
Impairment of intangible assets	–	47,975
Impairment of goodwill	–	458,490
Amortization of right-of-use assets	(2,428)	(673)
Stock-based compensation	48,000	75,218
Stock option compensation	605,150	432,250
Changes in operating assets and liabilities:
Accounts receivable	(75,125)	102,956
Accounts receivable - related party	–	39,625
Inventories	21,289	15,932
Prepaid expenses	(44,282)	68,862
Deposit - Current portion	(100,000)	–
Deposits	–	7,210
Accounts payable and accrued liabilities	8,132	(38,705)
Accounts payable - related party	17,471	(4,921)
Other current liabilities	(12,238)	9,610
Interest payable - related party	(1,750)	1,750
Customer deposit	(70,294)	77,540
Other liabilities	4,800	12,335
Net cash flows used in operating activities	(1,955,091)	(1,697,771)

Cash flows from investing activities:
Cash from acquisition	–	201,482
Purchase of property and equipment	(1,314)	(11,148)
Cash paid for building improvement	–	(205,444)
Cash paid for acquisition	–	(550,000)
Net cash flows used in investing activities	(1,314)	(565,110)

Cash flows from financing activities:
Proceeds from SBA loan	396,860	–
Payment on promissory note	(50,000)	–
Net cash flows provided by financing activities	346,860	–

Net change in cash	(1,609,545)	(2,262,881)

Cash beginning of period	2,192,870	4,455,751

Cash end of period	$583,325	$2,192,870

Supplemental cash flow disclosure:
Cash paid for income taxes	$–	$–
Cash paid for interest	$1,831	$–

Supplemental disclosures of non-cash investing and financing activities:
Promissory note issued for acquisition	$–	$50,000
Shares issued for acquisition	$–	$290,716

The accompanying notes are an integral part of these consolidated financial statements.

FOCUS UNIVERSAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to repay its debt obligations, to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Recently, the Company has devoted a substantial amount of resources to research and development to bring the Ubiquitor and its mobile application to full production and distribution. For the year ended December 31, 2020, the Company had a net loss of $2,537,113 and negative cash flow from operating activities of $1,955,091. As of December 31, 2020, the Company also had an accumulated deficit of $9,716,114. These factors raise certain doubts regarding the Company’s ability to continue as a going concern. There are no assurances, however, that the Company will be successful in obtaining an adequate level of financing for the long-term development and commercialization of its Ubiquitor product.

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

Cash

The Company considers all highly liquid investments with a maturity of three months or less to be cash. At times, such investments may be in excess of Federal Deposit Insurance Corporation (FDIC) insurance limit. There were no cash equivalents held by the Company at December 31, 2020 and 2019.

Accounts Receivable

The Company grants credit to clients that sell the Company’s products or engage in construction service under credit terms that it believes are customary in the industry and do not require collateral to support customer receivables. The accounts receivable balances are generally collected within 30 to 90 days of the product sale.

Allowance for doubtful accounts

The Company estimates an allowance for doubtful accounts based on historical collection trends and review of the current status of trade accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. As of December 31, 2020 and 2019, allowance for doubtful accounts amounted to $44,519 and $22,612, respectively.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company limits its exposure to credit loss by investing its cash with high credit quality financial institutions.

Inventory

Inventory consists primarily of parts and finished goods and is valued at the lower of the inventory’s cost or net realizable value under the first-in-first-out method. Management compares the cost of inventory with its market value and an allowance is made to write down inventory to market value, if lower. Inventory allowances are recorded for obsolete or slow-moving inventory based on assumptions about future demand and marketability of products, the impact of new product introductions and specific identification of items, such as discontinued products. These estimates could vary significantly from actual requirements, for example, if future economic conditions, customer inventory levels or competitive conditions differ from expectations. The Company regularly reviews the value of inventory based on historical usage and estimated future usage. If estimated realized value of our inventory is less than cost, we make provisions in order to reduce its carrying value to its estimated market value. As of December 31, 2020 and 2019, inventory reserve amounted to $ 70,562 and $71,414, respectively.

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

Long-Lived Assets

The Company applies the provisions of FASB ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Long-term assets of the Company are reviewed when circumstances warrant as to whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. Based on its review at December 31, 2020 and 2019, the Company believes there was no impairment of its long-lived assets.

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

Revenue Recognition

On September 1, 2018, the Company adopted ASC 606 – Revenue from Contracts with Customers using the modified retrospective transition approach. The core principle of ASC 606 is that revenue should be recognized in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled for exchange of those goods or services. The Company’s updated accounting policies and related disclosures are set forth below, including the disclosure for disaggregated revenue. The impact of adopting ASC 606 was not material to the Consolidated Financial Statements.

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

Income taxes are accounted for using the asset and liability method. Deferred income taxes are provided for temporary differences in recognizing certain income, expense and credit items for financial reporting purposes and tax reporting purposes. Such deferred income taxes primarily relate to the difference between the tax basis of assets and liabilities and their financial reporting amounts. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates applicable to the future years in which deferred tax assets or liabilities are expected to be settled or realized. There was no material deferred tax asset or liabilities as of December 31, 2020 and 2019.

As of December 31, 2020 and 2019, the Company did not identify any material uncertain tax positions.

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

Year ended December 31,	2020	2019
Stock options	210,000	–
Total	210,000	–

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

Note 4 – Inventory, net

At December 31, 2020 and 2019, inventory consisted of the following:

	December 31, 2020	December 31, 2019
Parts	$45,509	$31,458
Finished goods	67,549	102,889
Total	113,058	134,347
Less inventory reserve	(70,562)	(71,414)
Inventory, net	$42,496	$62,933

Note 5 – Deposits

Deposit balance as of December 31, 2020 amounted to $106,630, including $6,630 for lease agreement deposit and $100,000 for payment made into an escrow account. Balance as of December 31, 2019 amounted to $6,630 for lease agreement deposit.

On August 31, 2020, the Company executed a binding letter of intent with Communication Wiring Specialists, Inc., a California S-Corporation (“CWS”) whereby the Company will purchase one hundred percent (100%) of the issued and outstanding common stock of CWS for five million dollars ($5,000,000). When the transaction closes, CWS will be capitalized with one million dollars ($1,000,000). The purchase price structure includes a refundable deposit amount of $100,000 to be held in an escrow account upon execution of the letter of intent. This $100,000 is now nonrefundable. The Company is still currently negotiating the transaction and is expected to close before March 31, 2021.

Note 6 – Acquisition

On March 15, 2019, the Company entered into and closed an asset purchase agreement with AVX Design & Integration, Inc. (“AVX”) as stated in Note 1. A summary of the purchase price and the purchase price allocations at fair value is below.

Purchase price
Cash	$550,000
29,286 shares of common stock (1)	290,716
Secured promissory note	50,000
Total purchase price	$890,716

Allocation of purchase price
Cash	$201,482
Accounts receivable	234,561
Inventories	16,000
Property and equipment	10,381
Operating lease right-of-use assets	157,213
Deposits	5,968
Intangible assets	57,000
Goodwill	458,016
Accounts payable and accrued liabilities	(81,478)
Operating lease liability	(168,427)
Purchase price	$890,716

(1) – the fair value of the common stock was calculated based on the closing market price of the Company’s common stock at the date of acquisition.

Note 7 – Property and Equipment

At December 31, 2020 and 2019, property and equipment consisted of the following:

	December 31, 2020	December 31, 2019
Warehouse	$3,789,773	$3,789,773
Land	731,515	731,515
Building Improvement	238,666	238,666
Furniture and fixture	27,631	27,631
Equipment	48,378	47,064
Software	1,995	1,995
Total cost	4,837,958	4,836,644
Less accumulated depreciation	(345,448)	(183,206)
Property and equipment, net	$4,492,510	$4,653,438

Depreciation expense for the years ended December 31, 2020 and 2019 amounted to $162,242 and $151,670, respectively.

The Company purchased a warehouse in Ontario, California in September 2018 and leased an unused portion to a third party. The tenant paid $12,335 as security deposit, shown as other liability in non-current liability.

On January 22, 2019, the Company subleased a portion of the unused warehouse and office space to a third party. The Company subleased 16,000 square feet of warehouse and 446 square feet of office space with base rent at $12,335 per month and $12,335 security deposit. The lease is for three years commencing February 15, 2019 and monthly rent to increase $0.02 per square foot each year.

On October 19, 2020, the Company subleased 3,000 feet of the warehouse and one office space for eight months commencing December 1, 2020 with option to extend the lease to twelve months. The monthly lease payment is $2,400 with a $4,800 security deposit.

Note 8 – Promissory Note - Related Party

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

Note 9 – Related Party Transactions

Revenue generated from Vitashower Corp., a company owned by the CEO’s wife, amounted to $26,449 and $14,184 for the years ended December 31, 2020 and 2019, respectively. There were no accounts receivable balance due from Vitashower Corp. as of December 31, 2020 and 2019, respectively. Purchases generated from Vitashower Corp. amounted to $11,371 and $0 for the years ended December 31, 2020 and 2019, respectively. There were accounts payable balance $11,371 and $0 to Vitashower Corp. as of December 31, 2020 and 2019, respectively.

Compensation payable to Chief Financial Officer amounted to $6,100 and $0 as of December 31, 2020 and 2019, respectively. Compensation for services provided by the Chief Financial Officer for the years ended December 31, 2020 and 2019 amounted to $22,100 and $29,000, respectively.

Compensation for services provided by the President and Chief Executive Officer for the years ended December 31, 2020 and 2019 amounted to $120,000 and $121,154, respectively.

Promissory note and interest accrued and payable to the previous owner of AVX amounted to $50,000 and $1,750, respectively, as of December 31, 2019. The note and interest amount of $50,000 and $1,831 were paid off on January 10, 2020.

Note 10 – Business Concentration and Risks

Major customers

One customer accounted for 0% and 18% of the total accounts receivable as of December 31, 2020 and 2019, respectively. This customer accounted for 53% and 43% of total revenue for the years ended December 31, 2020 and 2019, respectively.

Major vendors

One vendor accounted for 0% and 21% of total accounts payable at December 31, 2020 and 2019, respectively. This vendor accounted for 65% and 46% of the total purchases for the years ended December 31, 2020 and 2019, respectively.

Note 11 – Commitments and Contingencies

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

Note 12 – Operating Lease Right-of-use Asset and Operating Lease Liability

Operating lease right-of-use assets and liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value is our incremental borrowing rate, estimated to be 15%, as the interest rate implicit in our lease is not readily determinable. During the years ended December 31, 2020 and 2019, the Company recorded $65,180 and $62,322, respectively as operating lease expense.

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

Right-of-use asset is summarized below:

	December 31, 2020	December 31, 2019
Office lease	$157,213	$157,213
Less: accumulated amortization	(70,655)	(28,814)
Right-of-use asset, net	$86,558	$128,399

Operating Lease liability is summarized below:

	December 31, 2020	December 31, 2019
Office lease	$94,671	$138,940
Less: current portion	(53,384)	(44,270)
Long term portion	$41,287	$94,670

Maturity of lease liability is as follows:

Year ending December 31, 2021	$64,048
Year ending December 31, 2022	43,655
Total future minimum lease payment	107,703
Imputed interest	(13,032)
Lease Obligation, net	$94,671

Note 13 – Loans

Paycheck protection program

On April 24, 2020, AVX Design & Integration, Inc. entered into an agreement to receive a U.S. Small Business Administration Loan (“SBA Loan”) from JPMorgan Chase Bank, N.A. related to the COVID-19 pandemic in the amount of $107,460, which we received on May 1, 2020. The SBA Loan has a fixed interest rate of 0.98 percent per annum and a maturity date two years from the date loan was issued.

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

Borrower will use all the proceeds of this Loan solely as working capital to alleviate economic injury caused by disaster occurring in the month of January 31, 2020 and continuing thereafter.

December 31, 2020
SBA Loan	$396,860
Less: current portion	(194,125)
Long term portion	$202,735

Interest expense incurred from the loans amounted to $4,746 for the year ended December 31, 2020.

Economic Injury Disaster Loan advance

In response to the Coronavirus (COVID-19) pandemic, small businesses, including agricultural businesses, and non-profit organizations in all U.S. states, Washington D.C., and territories can apply for an Economic Injury Disaster Loan (EIDL). The amount of the EIDL Advance was determined by the number of employees indicated on the EIDL application at $1,000 per employee, up to a maximum of $10,000. The EIDL Advance does not have to be repaid. Recipients did not have to be approved for an EIDL loan in order to receive the EIDL.

On April 21, 2020 and June 16, 2020, the Company received $9,000 and $10,000 EIDL advance and recorded the receipt as other income.

Note 14 – Stockholders’ Equity

Shares authorized

Upon formation, the total number of shares of all classes of stock that the Company is authorized to issue is seventy-five million (75,000,000) shares of common stock, par value $0.001 per share.

Common stock

As of December 31, 2019 and 2020 the Company had 40,959,741 shares of common stock issued and outstanding.

During the year ended December 31, 2020, the Company did not issue common stock.

Shares to be Issued for Compensation

The Company entered into agreements with third party consultants for financing and management consultation. The Company has incurred consulting service fees not paid in cash amounting to $48,000 for the year ended December 31, 2020, which the Company intends to issue stock as compensation for services rendered. Expenses incurred but not yet paid in shares as of December 31, 2020 and 2019 amounted to $98,709 and $50,709, respectively.

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

Stock options

On August 6, 2019, each member of the Board was granted 30,000 options to purchase shares at $5.70 per share.

As of December 31, 2020, there were 210,000 options granted, 210,000 options vested, 0 options unvested, and 210,000 outstanding stock options.

The fair value of the warrants listed above was determined using the Black-Scholes option pricing model with the following assumptions:

	December 31,	December 31,
	2020	2019
Risk-free interest rate	1.71%	1.71%
Expected life of the options	10 years	10 years
Expected volatility	158.86%	158.86%
Expected dividend yield	0%	0%

The following is a summary of options activity from December 31, 2019 to December 31, 2020:

Options	Shares	Weighted average exercise price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2019	210,000	$9.61	9.61	–
Granted	–	–	–	–
Exercised	–	–	–	–
Forfeited or expired	–	–	–	–
Outstanding at December 31, 2020	210,000	$9.61	9.61	–
Vested as of December 31, 2020	210,000	5.70	9.61	–
Exercisable at December 31, 2020	210,000	$9.61	9.61	–

The exercise price for options outstanding and exercisable at December 31, 2020:

Outstanding		Exercisable

Number of	Exercise	Number of	Exercise
Options	Price	Options	Price
30,000	$5.70	30,000	$5.70
30,000	5.70	30,000	5.70
30,000	5.70	30,000	5.70
30,000	5.70	30,000	5.70
30,000	5.70	30,000	5.70
30,000	5.70	30,000	5.70
30,000	5.70	30,000	5.70
210,000		210,000

Note 15 – Income taxes

Our effective tax rate differs from the statutory federal income tax rate, primarily as a result of the changes in valuation allowance, nondeductible permanent differences, credits, and state income taxes.

A reconciliation of the federal statutory income tax to our effective income tax is as follows:

	2020	2019

Federal statutory rates	$(532,794)	$(666,864)
State income taxes	(224,281)	(280,718)
Permanent differences	57	154,332
Valuation allowance against net deferred tax assets	757,018	793,250
Effective rate	$–	$–

The tax effect of temporary differences that give rise to a significant portion of the deferred tax assets and liabilities at December 31, 2020 and 2019 is presented below:

	2020	2019
Deferred income tax asset
Net operating loss carryforwards	$2,704,332	$1,947,748
Interest	40,261	39,827
Total deferred income tax asset	2,744,593	1,987,575
Less: valuation allowance	(2,744,593)	(1,987,575)
Total deferred income tax asset	$–	$–

The Company recognizes valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company’s net deferred income tax asset is not more likely than not to be realized due to the lack of sufficient sources of future taxable income and cumulative losses that have resulted over the years. During the year ended December 31, 2020 the valuation allowance increased by $757,018.

As of December 31, 2020, we had cumulative net operating loss carryforwards for federal and state income tax purposes of $9,062,776, and available tax credit carryforwards of approximately $1,903,183 for federal income tax purposes, which can be carried forward to offset future taxable income. The federal net operating loss carryforwards consists of $6,527,307 of losses incurred prior to January 1, 2020 and which can be used to offset 100% of future taxable income and, $2,535,469 of losses incurred after January 1, 2020, which can be used to offset up to 80% of taxable income in subsequent years.

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

	Year ended December 31, 2020
	Focus	AVX	Total

Revenue	$946,641	$705,877	$1,652,518
Revenue - related party	26,449	–	26,449
Total revenue	973,090	705,877	1,678,967

Cost of Revenue	728,597	666,590	1,395,187

Gross Profit	244,493	39,287	283,780

Operating Expenses:
Selling	13,650	8,940	22,590
Compensation - officers	142,100	–	142,100
Research and development	256,636	–	256,636
Professional fees	1,291,729	5,431	1,297,160
General and administrative	959,426	309,781	1,269,207
Total Operating Expenses	2,663,541	324,152	2,987,693

Loss from Operations	(2,419,048)	(284,865)	(2,703,913)

Other Income (Expense):
Interest income (expense), net	(2,073)	(1,999)	(4,072)
Interest (expense) – related party	(81)	–	(81)
Other income	154,194	16,759	170,953
Total other income (expense)	152,040	14,760	166,800

Loss before income taxes	(2,267,008)	(270,105)	(2,537,113)

Tax expense	–	–	–

Net Loss	$(2,267,008)	$(270,105)	$(2,537,113)

Note 17 – Subsequent Events

On January 8, 2021, Focus Universal Inc. entered into a secured promissory note agreement with East West Bank in the amount of $1,500,000. The note has a variable interest rate of 0.25% above Wall Street Journal Prime Rate. The final payment will be due on January 22, 2026.

On March 2, 2021, Perfecular Inc. entered into an agreement to receive a U.S. Small Business Administration Loan (“SBA Loan”) from Wells Fargo related to the COVID-19 pandemic in the amount of $158,547, which we received on March 3, 2021. The SBA Loan has a fixed interest rate of 1 percent per annum and a maturity date two years from the date loan was issued.

On March 10, 2021, AVX Design & Integration, Inc. entered into an agreement to receive an SBA Loan from Chase Bank related to the COVID-19 pandemic in the amount of $108,750. The SBA Loan has a fixed interest rate of 0.98 percent per annum and a maturity date five years from the date loan was issued.

On March 15, 2021, Focus Universal Inc. entered into a secured promissory note agreement with Golden Sunrise Investment LLC in the amount of $1,500,000. The note has an interest rate of 10% per year and has a due date of March 14, 2022. The note is subordinate in priority to the East West Bank loan entered into on January 8, 2021.

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

Biographical Information Regarding Officers and Directors

Desheng Wang

Dr. Desheng Wang was appointed as Chief Executive Officer, Secretary, and has been a director since December 29, 2014. Dr. Wang has over 20 years of professional experience in mobile technology. Dr. Wang earned his bachelor’s degree from Hebei Normal University, Physics Department in 1985. In 1988, Dr. Wang earned his master’s degree from Dalian Institute of Chemical Physics at the Chinese Academy of Science. Dr. Wang earned his Ph.D. in Chemistry at Emory University in 1994. Dr. Wang served as a senior research fellow at California Institute of Technology from 1994-2011. Over the last five years, Dr. Wang has served as president of Vitashower Corporation and formerly as President of Perfecular Inc.

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

Michael Pope

Michael Pope was appointed as a director of the Company on June 8, 2018. Mr. Pope serves as the CEO and Chairman at Boxlight Corporation (Nasdaq: BOXL), a global provider of interactive technology solutions, where he has been an executive since July 2015 and director since September 2014. Mr. Pope has led Boxlight through nine acquisitions from 2016 to 2020, a Nasdaq IPO in November 2017, and over $100 million in debt and equity fundraising. He previously served as Managing Director at Vert Capital, a private equity and advisory firm from October 2011 to October 2016, managing portfolio holdings in the education, consumer products, technology and digital media sectors. Prior to joining Vert Capital, from May 2008 to October 2011, Mr. Pope was Chief Financial Officer and Chief Operating Officer for the Taylor Family in Salt Lake City, managing family investment holdings in consumer products, professional services, real estate and education. Mr. Pope also held positions including senior SEC reporting at Omniture (previously listed on Nasdaq and acquired by Adobe (Nasdaq: ADBE) in 2009) and Assurance Associate at Grant Thornton. Since January 2021, Mr. Pope has served as a member of the board of directors of Novo Integrated Sciences, Inc. (OTCQB: NVOS), a provider of multi-dimensional primary healthcare products and services. He holds an active CPA license and earned his undergraduate and graduate degrees in accounting from Brigham Young University.

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

Greg Butterfield

Greg Butterfield was appointed as an independent director of the Company on November 28, 2018. Mr. Butterfield is the founder and Managing Partner of SageCreek Partners (“SCP”) a technology commercialization and consulting firm. Prior to starting SCP Mr. Butterfield served as the CEO of Vivint Solar, a leading full-service residential solar integrator. Before Vivint, Mr. Butterfield was the Group President for Symantec’s Server and Storage business units. Mr. Butterfield joined Symantec through the company’s acquisition of Altiris in April 2007. At Altiris, he served as chairman of the board, President, and CEO starting in February 2000. Mr. Butterfield is widely credited as the driving force behind eleven acquisitions and navigated the company through a successful IPO in 2002 in spite of a notable economic downturn in the technology sector. The IPO was followed in August of 2003 with a successful secondary offering. Mr. Butterfield was invited to the 2006 World Economic Forum as a Technology Pioneer. He was also the winner of the 2002 Ernst and Young Entrepreneur of the Year award and served as the chairman of the board of the Utah Information Technology Association from 2003 to 2005. Mr. Butterfield received a Bachelor of Science in Business Administration (finance emphasis) from Brigham Young University.

Carine Clark

Carine Clark was appointed as an independent director of the Company on June 8, 2018. Ms. Clark has served as president and CEO of four high-growth tech companies. In March 2019, Ms. Clark was appointed to the board of directors of Domo, Inc. (NASDAQGM: DOMO) and is currently serving as a member of Domo’s compensation committee. Since 2017 she has served as an Executive Board Member of the Utah Governor’s Office of Economic Development and Silicon Slopes, a non-profit helping Utah’s tech community thrive. Prior to that, Ms. Clark served from January 2015 to December 2016 as the President and CEO of MartizCX. From December 2012 to December 2016, Ms. Clark served as the President and CEO of Allegiance, Inc. Her reputation as a data-driven marketing executive at Novell for 14 years, Altiris for five years, and Symantec for more than 10 years. She has received numerous awards including the EY Entrepreneur of The Year® Award in the Utah Region and Utah Business Magazine’s CEO of the Year. Ms. Clark earned a bachelor’s degree in organizational communications and an MBA from Brigham Young University.

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

Director Attendance at Meetings

Our Board of Directors conducts its business through meetings, both in person and telephonic, and by actions taken by written consent in lieu of meetings. During the year ended December 31, 2020, our Board of Directors held four meetings. All directors attended at least 75% of the meetings of our Board of Directors and of the committees of our Board of Directors on which they served during 2020.

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

The current members of the Audit Committee are directors Ms. Sheri Lofgren, the Chairperson of the Audit Committee, Mr. Michael Pope and Mr. Greg Butterfield, all of whom have been determined by the Board of Directors to be independent under the NASDAQ listing standards and rules adopted by the SEC applicable to audit committee members. The Board of Directors has determined that Mr. Sheri Lofgren qualifies as an “audit committee financial expert” under the rules adopted by the SEC and the Sarbanes Oxley Act. The Audit Committee met four times during 2020.

Compensation Committee

The primary duties and responsibilities of our standing Compensation Committee are to review, modify and approve the overall compensation policies for the Company, including the compensation of the Company’s Chief Executive Officer and other senior management; establish and assess the adequacy of director compensation; and approve the adoption, amendment and termination of the Company’s stock option plans, pension and profit-sharing plans, bonus plans and similar programs. The Compensation Committee may delegate to one or more officers the authority to make grants of options and restricted stock to eligible individuals other than officers and directors, subject to certain limitations. Additionally, the Compensation Committee has the authority to form subcommittees and to delegate authority to any such subcommittee. The Compensation Committee also has the authority, in its sole discretion, to select, retain and obtain, at the expense of the Company, advice and assistance from internal or external legal, accounting or other advisors and consultants. Moreover, the Compensation Committee has sole authority to retain and terminate any compensation consultant to assist in the evaluation of director, Chief Executive Officer or senior executive compensation, including sole authority to approve such consultant’s reasonable fees and other retention terms, all at the Company’s expense.

The Compensation Committee operates under a written charter. All members of the Compensation Committee must satisfy the independence requirements of NASDAQ applicable to compensation committee members.

The Compensation Committee currently consists of directors Ms. Carine Clark, Mr. Greg Butterfield, and Mr. Sheri Lofgren. Ms. Carine Clark is the Chairperson of the Compensation Committee. Each of the Compensation Committee members has been determined by the Board of Directors to be independent under NASDAQ listing standards applicable to compensation committee members. The Compensation Committee met four times during 2020.

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

The Nominating and Corporate Governance Committee currently consists of directors Mr. Greg Butterfield, who is the Chairperson of the committee, Mr. Michael Pope and Ms. Carine Clark. Each of the members of the Nominating and Corporate Governance Committee has been determined by the Board of Directors to be independent under NASDAQ listing standards. The Nominating and Corporate Governance Committee met four times in 2020.

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

Item 11: EXECUTIVE COMPENSATION

Compensation of Officers

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during 2020, and 2019 awarded to, earned by or paid to our executive officers.

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value & Non-qualified Deferred Compensation Earnings	All Other Compensation	Totals
Position	Year	($)*	($)	($)	($)	(S)	($)	($)	($)
Edward Lee	2020	0	0	0	0	0	0	0	0
President and Director	2019	0	0	0	0	0	0	0	0

Desheng Wang	2020	120,000	0	0	0	0	0	0	120,000
CEO, Secretary and Director	2019	121,154	0	0	0	0	0	0	121,154

Duncan Lee	2020	22,100	0	0	0	0	0	0	22,100
Chief Financial Officer	2019	29,000	0	0	0	0	0	0	29,000

Narrative Disclosure Requirement for Summary Compensation Table

Compensation

Edward Lee did not receive compensation for service provided as President in 2019 (a position he resigned from on November 15, 2019). Dr. Wang entered into an employment agreement with the Company whereby the Company agreed to pay Dr. Wang a salary of $121,154 per year, payable monthly, for his services as Chief Executive Officer, effective as of November 1, 2018. We have not provided our other named executive officers with perquisites or other personal benefits. As of the date of this prospectus, no other officer or director has formally entered into any compensation arrangement for services provided under consulting agreements or employment agreements. Duncan Lee was hired in April 2018. In 2019, Duncan Lee received $29,000 in compensation in 2019  and 22,100 in 2020.

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

Directors’ Compensation

The persons who served as affiliated members of our Board of Directors, including executive officers, did not receive any compensation for services as directors in 2019 or 2020. As of the date of this prospectus, no director has formally entered into any compensation arrangement for services provided under consulting agreements or employment agreements.

As of the date of this annual report, all directors have been issued 45,000 options per person pursuant to our 2018 Stock Option Plan and such options will vest over a period of one year. In 2019 and 2020, all independent directors were paid $20,000 cash, except for Sheri Lofgren, who received $25,000 for serving as the chair of the audit committee. Additionally, a company affiliated with Mr. Pope received $153,964 for advisory services in 2019, which included $82,000 in cash and $71,964 in stock and $120,000 for advisory services in 2020, which included $72,000 in cash and $48,000 in stock.

Option Exercises and Stock Vested

Previously, we did not have a stock option plan in place; therefore, there were no options issued, outstanding, exercised, or stock issued or vested as compensation during the years ended December 31, 2020 and 2019. On December 17, 2018, the Company adopted the 2018 Stock Option Plan (the “2018 Stock Option Plan”) whereby the Company reserved for issuance 1,000,000 shares of common stock and agreed that such shares shall, when issued and paid for in accordance with the provisions of the 2018 Stock Option Plan, constitute validly issued, fully paid and non-assessable shares of common stock.

Pension Benefits and Nonqualified Deferred Compensation

The Company does not maintain any qualified retirement plans or non-nonqualified deferred compensation plans for its employees or directors.

Executive Officer Outstanding Equity Awards at Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding as of December 31, 2020.

Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned	Option Exercise	Option Expiration	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not
Name	Exercisable	Unexercisable	Options (#)	Price ($)	Date	(#)	Vested	Vested	Vested
Edward Lee - Chairman	30,000	–	–	$5.70	August 6, 2029	–	–	–	–
Desheng Wang - CEO, Secretary	30,000	–	–	$5.70	August 6, 2029	–	–	–	–
Duncan Lee - CFO	–	–	–	–	–	–	–	–	–
Jennifer Gu	30,000	–	–	$5.70	August 6, 2029	–	–	–	–
Michael Pope	30,000	–	–	$5.70	August 6, 2029	–	–	–	–
Carine Clark	30,000	–	–	$5.70	August 6, 2029	–	–	–	–
Sheri Lofgren	30,000	–	–	$5.70	August 6, 2029	–	–	–	–
Greg Butterfield	30,000	–	–	$5.70	August 6, 2029	–	–	–	–

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of December 31, 2020: (i) by each of our directors, (ii) by each of the Named Executive Officers, (iii) by all of our executive officers and directors as a group, and (iv) by each person or entity known by us to beneficially own more than five percent (5%) of any class of our outstanding shares. As of December 31, 2020, there were 40,959,741 shares of our common stock outstanding:

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percentage of Beneficial Ownership %

Common	Desheng Wang, CEO, and Director	14,392,400		35.137

Common	Edward Lee, Chairman and Director jointly with Jennifer Gu, Director	8,359,000		20.407

Common	Yan Chen	3,000,000		7.324

Common	Michael Pope	49,032	(2)	*

Common	Duncan Lee	1,400		*

(1) Applicable percentage of ownership is based on 40,959,741 shares of common stock outstanding on December 31, 2020.

(2) Share held by company affiliated with Mr. Pope

Percentage ownership is determined based on shares owned together with securities exercisable or convertible into shares of common stock within 60 days of December 31, 2020, for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2020, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Our common stock is our only issued and outstanding class of securities eligible to vote.

As of December 31, 2020, there were 22,842,832 shares of common stock outstanding owned by our officers and directors.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Consulting services provided by the President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer for the years ended December 31, 2020 and 2019 were as follows:

	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019

President	$0	$0
Chief Executive Officer, Secretary and Treasurer	120,000	121,154
Chief Financial Officer	22,100	29,000
	$142,100	$150,154

Advances to (from) related party

Revenue generated from Vitashower Corp., a company owned by the CEO’s wife, amounted to $26,449 and $14,184 for the years ended December 31, 2020 and 2019, respectively. Account receivable balance due from Vitashower Corp. amounted to $0 and $39,625 as of December 31, 2019 and 2018, respectively. Purchases generated from Vitashower Corp. amounted to $11,371 and $0 for the years ended December 31, 2020 and 2019, Respectively. There were accounts payable balance $11,371 and $0 to Vitashower Corp. as of December 31, 2020 and 2019, respectively.

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

During the year ended March 31, 2015, 2014, and the period from December 4, 2012 (Inception) to March 31, 2013, we engaged Cutler & Co, LLC, as our independent auditor. On October 20, 2015, we changed our independent auditor to DYH & Company. On April 16, 2017, we changed our independent auditor to BF Borgers CPA PC. For the years ended December 31, 2020 and 2019, we incurred fees as discussed below:

	Year ended December 31, 2020		Year ended December 31, 2019

Audit fees		$106,598		$91,460
Audit – related fees	$	Nil	$	Nil
Tax fees	$	Nil	$	Nil
All other fees	$	Nil	$	Nil

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

PART IV

Item 15. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
3.1	Articles of Incorporation. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on December 26, 2013.
3.2	Amended and Restated Bylaws, as filed with the SEC on October 22, 2019.
4.2	Subscription Agreement. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on December 26, 2013.
10.1	Form of Stock Purchase Agreement, as filed with the SEC on March 18, 2019.
10.2	Form of Secured Promissory Note, as filed with the SEC on March 18, 2019.
10.3	Form of Stock Pledge Agreement, as filed with the SEC on March 18, 2019.
10.4	Form of Subscription Agreement, as filed with the SEC on March 18, 2019.
10.5	Form of Consulting Agreement, as filed with the SEC on March 18, 2019.
10.7	2018 Equity Incentive Plan, as filed with the SEC on December 28, 2018.
10.8	Promissory Note with Chase Bank, dated March 10, 2021 for $108,750 SBA Loan.*
10.9	Secured Promissory Note with East West Bank, dated January 8, 2021 for $1,500,000.*
10.10	Loan Agreement with Golden Sunrise Investment LLC, dated March 15, 2021 for $1,500,000.*
10.11	Company Guarantee Agreement with Golden Sunrise Investment LLC dated March 15, 2021.*
10.12	Secured Promissory Note with Golden Sunrise Investment LLC dated March 15, 2021 for $1,500,000.*
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

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

Date: March 23, 2021

FOCUS UNIVERSAL INC.

By:	/s/ Desheng Wang
Desheng Wang
Chief Executive Officer, Secretary, and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Focus Universal Inc. and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Desheng Wang	Chief Executive Officer, Secretary and Director	March 23, 2021
Desheng Wang

