Form 10-Q
period 2021-03-31
FOCUS UNIVERSAL INC.
filed 2021-05-10
CIK 1590418

Table of Contents

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2021

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

As of May 10, 2021, registrant had 40,959,741 shares outstanding of the registrant's common stock at a par value of $0.001 per share.

FORM 10-Q

FOCUS UNIVERSAL INC.

2

PART I.  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to Focus Universal Inc.

ITEM 1.  FINANCIAL STATEMENTS

FOCUS UNIVERSAL INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3

FOCUS UNIVERSAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current Assets:
Cash	$1,908,247	$583,325
Accounts receivable, net	347,924	190,556
Inventories, net	24,808	42,496
Prepaid expenses	37,913	91,253
Deposit - current portion	–	100,000
Total Current Assets	2,318,892	1,007,630

Property and equipment, net	4,451,973	4,492,510
Operating lease right-of-use asset	75,016	86,558
Deposits	6,630	6,630

Total Assets	$6,852,511	$5,593,328

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$341,334	$198,870
Accounts payable - related party	–	17,471
Other current liabilities	6,332	6,332
Customer deposit	3,927	57,377
Loan, current portion	355,021	194,125
Lease liability, current portion	55,890	53,384
Total Current Liabilities	762,504	527,559

Non-Current Liabilities:
Lease liability, less current portion	26,402	41,287
Loan, less current portion	1,805,536	202,735
Other liability	17,135	17,135
Total Non-Current Liabilities	1,849,073	261,157

Total Liabilities	2,611,577	788,716

Contingencies (Note 13)	–	–

Stockholders' Equity:
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 40,959,741 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	40,959	40,959
Additional paid-in capital	14,487,896	14,381,058
Shares to be issued, common shares	110,709	98,709
Accumulated deficit	(10,398,630)	(9,716,114)
Total Stockholders' Equity	4,240,934	4,804,612

Total Liabilities and Stockholders' Equity	$6,852,511	$5,593,328

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOCUS UNIVERSAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue	$353,272	$295,937
Revenue - related party	10,191	14,672
Total Revenue	363,463	310,609

Cost of Revenue	292,263	338,072

Gross Profit (Loss)	71,200	(27,463)

Operating Expenses:
Selling expense	512	15,070
Compensation - officers	39,100	34,000
Research and development	63,150	70,396
Professional fees	377,547	433,539
General and administrative	310,084	389,813
Total Operating Expenses	790,393	942,818

Loss from Operations	(719,193)	(970,281)

Other Income (Expense):
Interest income (expense), net	(7,533)	1,275
Interest (expense) - related party	–	(81)
Other income	44,210	46,781
Total other income (expense)	36,677	47,975

Loss before income taxes	(682,516)	(922,306)

Income tax expense	–	–

Net Loss	$(682,516)	$(922,306)

Weight Average Number of Common Shares Outstanding: Basic and Diluted	40,959,741	40,959,741

Net Loss per common share: Basic and Diluted	$(0.02)	$(0.02)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOCUS UNIVERSAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common stock		Additional Paid-In	Shares to be issued Common	Accumulated	Total Stockholders'
Description	Shares	Amount	Capital	Shares	Deficit	Equity
Balance - December 31, 2020	40,959,741	$40,959	$14,381,058	$98,709	$(9,716,114)	$4,804,612

Stock based compensation - options	–	–	106,838	–	–	106,838

Common stock to be issued for services	–	–	–	12,000	–	12,000

Net loss	–	–	–	–	(682,516)	(682,516)

Balance - March 31, 2021	40,959,741	40,959	14,487,896	110,709	(10,398,630)	4,240,934

	Common stock		Additional Paid-In	Shares to be issued	Accumulated	Total Stockholders'
Description	Shares	Amount	Capital	Common Shares	Deficit	Equity
Balance - December 31, 2019	40,959,741	$40,959	$13,775,908	$50,709	$(7,179,001)	$6,688,575

Stock based compensation - options	–	–	259,350	–	–	259,350

Common stock to be issued for services	–	–	–	12,000	–	12,000

Net loss	–	–	–	–	(922,306)	(922,306)

Balance - March 31, 2020	40,959,741	40,959	14,035,258	62,709	(8,101,307)	6,037,619

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOCUS UNIVERSAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net Loss	$(682,516)	$(922,306)
Adjustments to reconcile net loss to net cash from operating activities:
Bad debt expense	8,357	–
Inventories reserve	(3,287)	189
Depreciation expense	40,537	40,598
Amortization of right-of-use assets	(837)	(378)
Stock-based compensation	12,000	12,000
Stock option compensation - options	106,838	259,350
Changes in operating assets and liabilities:
Accounts receivable	(165,725)	(94,161)
Accounts receivable - related party	–	(23,977)
Inventories	20,975	(14,437)
Prepaid expenses	53,340	6,634
Deposit	100,000	–
Accounts payable and accrued liabilities	142,464	123,969
Accounts payable - related party	(17,471)	–
Other current liabilities	–	(12,334)
Interest payable - related party	–	(1,750)
Customer deposit	(53,450)	(22,984)
Net cash flows used in operating activities	(438,775)	(649,587)

Cash flows from financing activities:
Proceeds from SBA loan	267,297	–
Payment on promissory note	–	(50,000)
Proceeds from bank loan	1,500,000	–
Prepayment on bank loan	(3,600)	–
Net cash flows provided by (used in) financing activities	1,763,697	(50,000)

Net change in cash	1,324,922	(699,587)

Cash beginning of period	583,325	2,192,870

Cash end of period	$1,908,247	$1,493,283

Supplemental cash flow disclosure:
Cash paid for income taxes	$–	$–
Cash paid for interest	$5,437	$1,831

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOCUS UNIVERSAL INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 – Organization and Operations

Focus Universal Inc. (“Focus”) was incorporated under the laws of the state of Nevada on December 4, 2012 (“Inception”). It is a universal smart instrument developer and manufacturer, headquartered in the Los Angeles, California metropolitan area, specializing in the research and development and commercialization of novel and proprietary universal smart technologies and instruments related to the internet of things (“IoT”) and telecommunications industries. Focus is researching and developing novel and proprietary ultra-narrowband powerline communication (“PLC”) technology that allows users to send data over existing electricity power cables without the noise problems that have plagued PLC for decades. Universal smart technology is an off-the-shelf technology utilizing an innovative hardware integrated platform. The Focus platform provides a unique and universal combined wired and wireless solution for embedded design, industrial control, functionality testing, and parameter measurement instruments and functions. Our smart technology software utilizes a smartphone, computer, or a mobile device as an interface platform and display that communicates and works in tandem with a group of external sensors or probes, or both. The external sensors and probes may be manufactured by different vendors, but the universal smart technology functions in a manner that does not require the user to have extensive knowledge of the unique characteristics of the function of each of the sensors and probes. The universal smart instrument Focus developed (called the “Ubiquitor”) consists of a reusable foundation component which includes a wireless gateway (which allows the instrument to connect to the smartphone via Bluetooth and WiFi technology), universal smart application software (“Application”) which is installed on the user’s smartphone or other mobile device and allows monitoring of the sensor readouts on the smartphone screen. The Ubiquitor also connects to a variety of individual scientific sensors that collect data, from moisture, light, airflow, voltage, and a wide variety of applications. The data then sent through a wired or wireless connection, or a combination thereof to the smartphone or other mobile device and the data is organized and displayed on the smartphone screen. The smartphone or other mobile device, foundation, and sensor readouts together perform the functions of many traditional scientific and engineering instruments and are intended to replace the traditional, wired stand-alone instruments at a fraction of their cost.

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

Going Concern

In the long term, the continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to repay its debt obligations, to obtain necessary equity financing to continue operations, and the attainment of profitable operations. For the period ended March 31, 2021, the Company had a net loss of $682,516 and negative cash flow from operating activities of $438,775. In Q1, 2021 the Company has obtained a $1,500,000 loan from a financial institution and has a $1,500,000 loan commitment from a private related party. The loan from the financial institution requires monthly payments with the final payment due in 2026. The related party loan will accrue interest at 10% until March 15, 2022, or six months from the date the loan is funded, whichever is later (the “Initial Interest Accrual Date”). Interest on any unpaid principal after Initial Interest Accrual Date shall accrue at a fixed rate of 12% per annum until paid. The Company reserves the right to prepay this loan agreement (in whole or in part) after 6 months of the first day with no prepayment penalty. The Company may make, in its sole discretion, payments of interest only, or interest and principal, provided that the principal is not paid in full prior to six months from the date the loan is funded. The Company also plans to raise $10 million through an underwritten public offering in 2021.

With the January 1, 2021 beginning cash amount of $585,325 and the loan of $1,500,000, the Company will have enough cash to cover its projected annual cash burn rate of $1,967,074. With the additional $1,500,000 related party loan, the Company will have adequate reserves to continue operations in 2021 and 2022. The related party which will provide the loan to the Company is owned by a director of the Company, which we have evaluated to be a reliable source of cashflow. The $10 million planned public offering will contribute to a projected December 31, 2021 cash balance of $11,000,000. Historically, the Company has been successful in reaching planned its fund-raising targets.

In 2020 the Company had negative operating cashflow of approximately $1.96 million, mainly resulting from net loss. The Company is currently developing its products and licenses and expects to generate profit once the products and licenses are available for the market, which will begin to alleviate the negative cashflow. Currently, the Company is testing 4 Mbps ultra-narrowband power line communication printed circuit boards, the testing is expected to complete in Q2 2021. The ultra-narrowband power line communication products will launch in Q4, 2021. The portable universal smart device is also in the final printed circuit board layout stage, the Company is planning to launch this product in Q4 2021. Initially, new products would require cash to manufacture and promote. The Company expects to begin generating positive cashflow with the launch of above-mentioned products from Q2 of 2022.

Overall, we expect that with the loan we obtained, along with the committed related-party loan, and planned capital raising will provide adequate cash for the Company to continue operation as a going concern throughout 2021 and 2022. The Company expects the loans and offering will generate cash for 2021’s operation and be able to pay off the loans obtained through the offering with sufficient cashflow for 2021 and 2022. Thus, the previous factors raising substantial doubt to continue as a going concern have been alleviated.

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

Cash

The Company considers all highly liquid investments with a maturity of three months or less to be cash. At times, such investments may be in excess of Federal Deposit Insurance Corporation (FDIC) insurance limit. There were no cash equivalents held by the Company at March 31, 2021 and December 31, 2020.

Accounts Receivable

The Company grants credit to clients that sell the Company’s products or engage in construction service under credit terms that it believes are customary in the industry and do not require collateral to support customer receivables. The accounts receivable balances are generally collected within 30 to 90 days of the product sale.

Allowance for Doubtful Accounts

The Company estimates an allowance for doubtful accounts based on historical collection trends and review of the current status of trade accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. As of March 31, 2021 and December 31, 2020, allowance for doubtful accounts amounted to $52,876 and $44,519, respectively.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company limits its exposure to credit loss by investing its cash with high credit quality financial institutions.

Inventory

Inventory consists primarily of parts and finished goods and is valued at the lower of the inventory’s cost or net realizable value under the first-in-first-out method. Management compares the cost of inventory with its market value and an allowance is made to write down inventory to market value, if lower. Inventory allowances are recorded for obsolete or slow-moving inventory based on assumptions about future demand and marketability of products, the impact of new product introductions and specific identification of items, such as discontinued products. These estimates could vary significantly from actual requirements, for example, if future economic conditions, customer inventory levels, or competitive conditions differ from expectations. The Company regularly reviews the value of inventory based on historical usage and estimated future usage. If estimated realized value of our inventory is less than cost, we make provisions in order to reduce its carrying value to its estimated market value. As of March 31, 2021 and December 31, 2020, inventory reserve amounted to $67,275  and $70,562, respectively.

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

Long-Lived Assets

The Company applies the provisions of FASB ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Long-term assets of the Company are reviewed when circumstances warrant as to whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. Based on its review at March 31, 2021 and December 31, 2020, the Company believes there was no impairment of its long-lived assets.

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

As of March 31, 2021 and December 31, 2020, the Company did not identify any material uncertain tax positions.

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

Three months ended March 31,	2021	2020
Stock options	236,250	140,000
Total	236,250	140,000

Subsequent Events

The Company follows the guidance in ASC 855-10-50 for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued. Pursuant to ASU 2010-09, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR. Based upon the review, other than described in Note 14 – Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

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

Note 4 – Inventory, net

At March 31, 2021 and December 31, 2020, inventory consisted of the following:

	March 31, 2021	December 31, 2020
Parts	$40,180	$45,509
Finished goods	51,903	67,549
Total	92,083	113,058
Less inventory reserve	(67,275)	(70,562)
Inventory, net	$24,808	$42,496

Note 5 – Deposit

Deposit balance as of March 31, 2021 amounted to $6,630 for lease agreement deposit. Deposit balance as of December 31, 2020 amounted to $106,630, including $6,630 for lease agreement deposit and $100,000 for payment made into an escrow account for purchasing a target company. On March 26, 2021, the management of CWS decided to terminate the LOI. The LOI was terminated effective as of March 29, 2021 and $100,000 was returned on March 29, 2021.

Note 6 – Property and Equipment

At March 31, 2020 and December 31, 2019, property and equipment consisted of the following:

	March 31, 2021	December 31, 2020
Warehouse	$3,789,773	$3,789,773
Land	731,515	731,515
Building Improvement	238,666	238,666
Furniture and fixture	27,631	27,631
Equipment	48,378	48,378
Software	1,995	1,995
Total cost	4,837,958	4,837,958
Less accumulated depreciation	(385,985)	(345,448)
Property and equipment, net	$4,451,973	$4,492,510

Depreciation expense for the three months ended March 31, 2021 and 2020 amounted to $40,537 and $40,598, respectively.

The Company purchased a warehouse in Ontario, California in September 2018 and leased an unused portion to a third party. The tenant paid $12,335 as a security deposit, shown as other liability in non-current liability.

Note 7 – Related Party Transactions

Revenue generated from Vitashower Corp., a company owned by the CEO’s wife, amounted to $10,191 and $14,672 for the three months ended March, 2021 and 2020, respectively. Account receivable balance due from Vitashower Corp. amounted to $0 and $0 as of March 31, 2021 and December 31, 2020, respectively.

Compensation for services provided by the President and Chief Executive Officer for the three months ended March 31, 2021 and 2020 amounted to $30,000 and $30,000, respectively.

Note 8 – Business Concentration and Risks

Major customers

One customer accounted for 48% and 17% of the total accounts receivable as of March 31, 2021 and December 31, 2020, respectively. This customer accounted for 80% and 58% of the total revenue for the period ended March 31, 2021 and 2020, respectively.

Major vendors

One vendor accounted for 96% and 0% of total accounts payable at March 31, 2021 and December 31, 2020, respectively. This vendor accounted for 84% and 38% of the total purchases for the period ended March 31, 2021 and 2020, respectively.

Note 9 – Operating Lease Right-of-use Asset and Operating Lease Liability

Operating lease right-of-use assets and liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value is our incremental borrowing rate, estimated to be 15%, as the interest rate implicit in our lease is not readily determinable. During the three months ended March 31, 2021 and 2020, the Company recorded $16,295 and $16,295, respectively as operating lease expense.

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

Right-of-use asset is summarized below:

	March 31, 2021	March 31, 2020
Office lease	$157,213	$157,213
Less: accumulated amortization	(82,197)	(38,669)
Right-of-use asset, net	$75,016	$118,544

Operating Lease liability is summarized below:

	March 31, 2021	March 31, 2020
Office lease	$73,025	$128,707
Less: current portion	(55,890)	(46,415)
Long-term portion	$17,135	$82,292

Maturity of lease liability is as follows:

Year ending December 31, 2021	$48,273
Year ending December 31, 2022	43,655
Total future minimum lease payment	91,928
Imputed interest	(9,636)
Lease Obligation, net	$82,292

Note 10 – Loans

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

Bank Loan

On January 8, 2021, Focus Universal Inc. entered into a secured promissory note agreement with East West Bank in the amount of $1,500,000. The note has a variable interest rate of 0.25% above Wall Street Journal Prime Rate. The note requires monthly payments with the final payment of $1,357,178 due on  January 22, 2026.

Borrower will use all of the proceeds from this Loan solely as working capital to alleviate economic injury caused by disaster occurring in the month of January 31, 2020 and continuing thereafter.

	March 31, 2021	December 31, 2020
SBA Loan	$664,157	$396,860
Bank Loan	1,496,400	–
Total	2,160,557	396,860
Less: current portion	(355,021)	(194,125)
Long term portion	$1,805,536	$202,735

Interest expense incurred from the loans amounted to $7,565 and $0 for the three months ended March 31, 2021 and 2020, respectively.

Note 11 – Stockholders’ Equity

Shares authorized

Upon formation, the total number of shares of all classes of stock that the Company is authorized to issue is seventy-five million (75,000,000) shares of common stock, par value $0.001 per share.

Common stock

As of March 31, 2021 the Company had 40,959,741 shares of common stock issued and outstanding.

During the three months ended March 31, 2021, the Company did not issue common stock.

Shares to be issued for compensation

The Company entered into agreements with third party consultants for financing and management consultation. The Company has incurred consulting service fees not paid in cash amounting to $12,000 for the period ended March 31, 2021, which the Company intends to issue stock as compensation for services rendered. Expenses incurred but not yet paid in shares as of March 31, 2021 and 2020 amounted to $110,709 and $62,709, respectively.

Stock options

On January 4, 2021, each member of the Board was granted 15,000 options to purchase shares at $3.00 per share.

On August 6, 2019, each member of the Board was granted 30,000 options to purchase shares at $5.70 per share.

As of March 31, 2021, there were 315,000 options granted, 236,250 options vested, 0 options unvested, and 315,000 outstanding stock options.

For the three months ended March 31, 2021 and 2020, the Company’s stock option compensation expenses amounted to $259,350 and $106,838, respectively.

The fair value of the warrants listed above was determined using the Black-Scholes option pricing model with the following assumptions:

	March 31,	March 31,
	2021	2020
Risk-free interest rate	0.93%	1.71%
Expected life of the options	10 years	10 years
Expected volatility	122.93%	158.86%
Expected dividend yield	0%	0%

The following is a summary of options activity from December 31, 2020 to March 31, 2021:

Options	Shares	Weighted average exercise price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2020	210,000	$9.61	9.61	–
Granted	105,000	1.00	–	–
Exercised	–	–	–	–
Forfeited or expired	–	–	–	–
Outstanding at March 31, 2021	315,000	$4.80	8.83	131,250
Vested as of March 31, 2021	236,250	$5.40	8.51	32,813
Exercisable at March 31, 2021	315,000	$5.40	8.51	32,813

The exercise price for options outstanding and exercisable at March 31, 2021:

Outstanding		Exercisable

Number of	Exercise	Number of	Exercise
Options	Price	Options	Price
30,000	$5.70	30,000	$5.70
30,000	5.70	30,000	5.70
30,000	5.70	30,000	5.70
30,000	5.70	30,000	5.70
30,000	5.70	30,000	5.70
30,000	5.70	30,000	5.70
30,000	5.70	30,000	5.70
15,000	3.00	15,000	3.00
15,000	3.00	15,000	3.00
15,000	3.00	15,000	3.00
15,000	3.00	15,000	3.00
15,000	3.00	15,000	3.00
15,000	3.00	15,000	3.00
15,000	3.00	15,000	3.00
315,000		315,000

Note 12 – Segment reporting

The Company consists of two types of operations. Focus Universal, Inc. and Perfecular Inc. (“Focus”) involve wholesale, research and development of universal smart instrument and farming devices. AVX Design & Integration, Inc. (“AVX”) is an IoT installation and management company specializing in high performance and easy to use audio/video, home theater, lighting control, automation, and integration. The table below discloses income statement information by segment.

	Three months ended March 31, 2021
	Focus	AVX	Total

Revenue	$313,530	$39,742	$353,272
Revenue - related party	10,191	–	10,191
Total revenue	323,721	39,742	363,463

Cost of Revenue	254,223	38,040	292,263

Gross Profit	69,498	1,702	71,200

Operating Expenses:
Selling	332	180	512
Compensation - officers	39,100	–	39,100
Research and development	63,150	–	63,150
Professional fees	376,633	914	377,547
General and administrative	239,513	70,571	310,084
Total Operating Expenses	718,728	71,665	790,393

Loss from Operations	(649,230)	(69,963)	(719,193)

Other Income (Expense):
Interest income (expense), net	(6,670)	(863)	(7,533)
Interest (expense) – related party	–	–	–
Other income (expense), net	45,385	(1,175)	44,210
Total other income (expense)	38,715	(2,038)	36,677

Loss before income taxes	(610, 515	(72,003)	(682,516)

Tax expense	–	–	–

Net Loss	$(610,515)	$(72,003)	$(682,516)

Note 13 – Commitments and Contingencies

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

Note 14 – Subsequent Events

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

For the three months ended March 31, 2021 and 2020, we generated significant amount of our revenue from sales of a broad selection of agricultural sensors and measurement equipment which is currently our primary business.

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

Results of Operations

For the three months ended March 31, 2021 compared to the three months ended March 31, 2020

Revenue, Cost of Sales and Gross Profit

Our consolidated gross revenue for the three months ended March 31, 2021 and 2020 was $363,463 and $310,609, respectively, which included revenue from related parties of $10,191 and $14,672, respectively. Revenue for the three months ended March 31, 2021 increased $52,854 due to sales increase to new client of Perfecular, resulting in gross profit of $71,200 and gross loss of $27,463 for the three months ended March 31, 2021 and 2020, respectively.

Operating Costs and Expenses

The major components of our operating expenses for the three months ended March 31, 2021 and 2020 are outlined in the table below:

	For the three months ended March 31, 2021	For the three months ended March 31, 2020	Increase (Decrease) $
Selling expense	$512	$15,070	$(14,558)
Officer compensation	39,100	34,000	5,100
Research and development	63,150	70,396	(7,246)
Professional fees	377,547	433,539	(55,992)
General and administrative	310,084	389,813	(79,729)
Total operating expenses	$790,393	$942,818	$(152,425)

Selling expense for the three months ended March 31, 2021 was $512, compared to $15,070 for the three months ended March 31, 2020. Selling expense incurred was mainly from third party advertising fees. The decrease of selling expense was due to a decrease in advertising fees.

Officer compensation was $39,100 and $34,000 for the three months ended March 31, 2021 and 2020, respectively. The increase was due to an adjustment of the Chief Financial Officer’s compensation.

Research and development costs were $63,150 and $70,396 for the three months ended March 31, 2021 and 2020, respectively. The decrease was due to additional supplies needed for the research and development work in 2020 which was no longer needed in 2021.

Professional fees were $377,547 during the three months ended March 31, 2021 compared to $433,539 during the three months ended March 31, 2020. The decrease was due stock option fee in 2021 compared to prior period.

General and administrative expenses of $310,084 incurred during the three months ended March 31, 2021 primarily consisted of salaries of $136,483, insurance expense of $42,579 and depreciation expense of $40,537. General and administrative expenses of $389,813 incurred during the three months ended March 31, 2020 primarily consisted of salaries of $147,621, insurance expense of $85,005 and depreciation expense of $40,596. The decrease was due to decreased salaries and insurance premiums. Salary expense decreased due to decrease number of employees. Insurance expenses decreased due to decrease health insurance and workers compensation insurance.

Net Losses

During the three months ended March 31, 2021 and 2020, we incurred net losses of $682,516 and $922,306 respectively, due to the factors discussed above.

Liquidity and Capital Resources

Working Capital

	March 31, 2021	December 31, 2020
Current Assets	$2,318,892	$1,007,630
Current Liabilities	(762,504)	(527,559)
Working Capital	$1,556,388	$480,071

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

	For the three months ended March 31, 2021	For the three months ended March 31, 2020
Net cash used in operating activities	$(438,775)	$(649,587)
Net cash used in investing activities	–	–
Net cash provided by (used in) financing activities	1,763,697	(50,000)
Net change in cash	$1,324,922	$(699,587)

Cash Flows from Operating Activities

Our net cash outflows from operating activities of $438,755 for the three months ended March 31, 2021 was primarily the result of our net loss of $682,516 and changes in our operating assets and liabilities offset by the add-back of non-cash expenses. The change in operating assets and liabilities includes an increase in accounts receivable of $165,725, decrease in inventory of $20,975, decrease in prepaid expenses of $53,340, decrease in deposits of $100,000, increase in accounts payable and accrued liabilities of $142,464, decrease in accounts payable – related party of $17,471, and decrease in customer deposit of $53,450. Non-cash expense included add-backs of $8,357 in bad debt expense, $3,287 in reduction of inventory reserve, $40,537 in depreciation expense, net of $837 in amortization of right-of-use assets, $12,000 in stock-based compensation, and $106,838 in stock option compensation.

Our net cash outflows from operating activities of $649,587 for the three months ended March 31, 2020 was primarily the result of our net loss of $922,306 and changes in our operating assets and liabilities offset by the add-back of non-cash expenses. The change in operating assets and liabilities includes increase in accounts receivable of $94,161, increase of accounts receivable – related party of $23,977, increase in inventory of $14,437, decrease in prepaid expenses of $6,634, increase in accounts payable and accrued liabilities of $123,969, decrease in other current liabilities of $12,334, decrease in interest payable – related party of $1,750, and decrease in customer deposit of $22,984. Non-cash expense included add-backs of $189 in inventory reserve, $40,598 in depreciation expense, $12,000 in stock-based compensation, $259,350 in stock option compensation, and net of $378 in amortization of right-of-use asset.

We expect that cash flows from operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our net revenues and operating results, utilization of new revenue streams, collection of accounts receivable, and timing of billings and payments.

Cash Flows from Investing Activities

There were no investing activities for the three months ended March 31, 2021 and 2020.

Cash Flows from Financing Activities

For the three months ended March 31, 2021 the Company obtained $267,297 in SBA loan, received $1,500,000 in bank loan, and repaid $3,600 in bank loan, resulting in cash inflow of $1,763,697. For the three months ended March 31, 2020 the Company paid off a promissory note, resulting cash outflow of $50,000.

Going Concern

In the long term, the continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to repay its debt obligations, to obtain necessary equity financing to continue operations, and the attainment of profitable operations. For the period ended March 31, 2021, the Company had a net loss of $682,516 and negative cash flow from operating activities of $438,775. In Q1, 2021 the Company has obtained a $1,500,000 loan from a financial institution and has a $1,500,000 loan commitment from a private related party. The loan from the financial institution requires monthly payments with the final payment due in 2026. The related party loan will accrue interest at 10% until March 15, 2022, or six months from the date the loan is funded, whichever is later (the “Initial Interest Accrual Date”). Interest on any unpaid principal after Initial Interest Accrual Date shall accrue at a fixed rate of 12% per annum until paid. The Company reserves the right to prepay this loan agreement (in whole or in part) after 6 months of the first day with no prepayment penalty. The Company may make, in its sole discretion, payments of interest only, or interest and principal, provided that the principal is not paid in full prior to six months from the date the loan is funded. The Company also plans to raise $10 million through an underwritten public offering in 2021.

With the January 1, 2021 beginning cash amount of $585,325 and the loan of $1,500,000, the Company will have enough cash to cover its projected annual cash burn rate of $1,967,074. With the additional $1,500,000 related party loan, the Company will have adequate reserves to continue operations in 2021 and 2022. The related party which will provide the loan to the Company is owned by a director of the Company, which we have evaluated to be a reliable source of cashflow. The $10 million planned public offering will contribute to a projected December 31, 2021 cash balance of $11,000,000. Historically, the Company has been successful in reaching planned its fund-raising targets.

In 2020 the Company had negative operating cashflow of approximately $1.96 million, mainly resulting from net loss. The Company is currently developing its products and licenses and expects to generate profit once the products and licenses available for the market, which will begin to alleviate the negative cashflow. Currently, the Company is testing 4 Mbps ultra-narrowband power line communication printed circuit boards, the testing is expected to complete in Q2 2021. The ultra-narrowband power line communication products will launch in Q4, 2021. The portable universal smart device is also in the final printed circuit board layout stage, the Company is planning to launch this product in Q4 2021. Initially, new products would require cash to manufacture and promote. The Company expects to begin generating positive cashflow with the launch of above-mentioned products from Q2 of 2022.

Overall, we expect that with the loan we obtained, along with the committed related-party loan, and planned capital raising will provide adequate cash for the Company to continue operation as a going concern throughout 2021 and 2022. The Company expects the loans and offering will generate cash for 2021’s operation and be able to pay off the loans obtained through the offering with sufficient cashflow for 2021 and 2022. Thus, the previous factors raising substantial doubt to continue as a going concern have been alleviated.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation SK.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We were not subject to any new legal proceedings during the three months ended March 31, 2021 and there are currently no new legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

ITEM 1A.  RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

No shares or common stock were sold during the three months ended March 31, 2021.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three-month periods ended March 31, 2021 or 2020.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5.  OTHER INFORMATION

Our common stock has been quoted on the OTCQB and on the OTC Link since July 31, 2014 under the symbol “FCUV”.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

The following financial information is filed as part of this report:

(a)	(1) FINANCIAL STATEMENTS

(2) SCHEDULES

(3) EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit Number	Description

10.1	Promissory Note with Chase Bank, dated March 10, 2021 for $108,750 SBA Loan, as filed with the SEC on March 23, 2021.
10.2	Secured Promissory Note with East West Bank, dated January 8, 2021 for $1,500,000, as filed with the SEC on March 23, 2021.
10.3	Loan Agreement with Golden Sunrise Investment LLC, dated March 15, 2021 for $1,500,000, as filed with the SEC on March 23, 2021.
10.4	Company Guarantee Agreement with Golden Sunrise Investment LLC dated March 15, 2021, as filed with the SEC on March 23, 2021.
10.5	Secured Promissory Note with Golden Sunrise Investment LLC dated March 15, 2021 for $1,500,000, as filed with the SEC on March 23, 2021.
31.1	Certification of CEO pursuant to Sec. 302
31.2	Certification of CFO pursuant to Sec. 302
32.1	Certification of CEO pursuant to Sec. 906
32.2	Certification of CFO pursuant to Sec. 906

101.INS	XBRL Instances Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Focus Universal Inc.

Dated: May 10, 2021	By:	/s/ Desheng Wang Desheng Wang Chief Executive Officer

Dated: May 10, 2021	By:	/s/ Duncan Lee Duncan Lee Chief Financial Officer

