Form 10-Q
period 2021-06-30
FOCUS UNIVERSAL INC.
filed 2021-08-13
CIK 1590418

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2021

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

Not Applicable

(Former name or former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one

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

As of August 13, 2021, registrant had outstanding 40,959,741 shares of the registrant's common stock at a par value of $0.001 per share.

FORM 10-Q

FOCUS UNIVERSAL INC.

2

PART I FINANCIAL INFORMATION

References in this document to “us,” “we,” or “Company” refer to FOCUS UNIVERSAL INC.

ITEM 1. FINANCIAL STATEMENTS

FOCUS UNIVERSAL INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3

FOCUS UNIVERSAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current Assets:
Cash	$1,381,435	$583,325
Accounts receivable, net	144,588	190,556
Accounts receivable - related party	5,016	–
Inventories, net	11,577	42,496
Other receivables	2,400	–
Prepaid expenses	190,074	91,253
Deposit - current portion	–	100,000
Total Current Assets	1,735,090	1,007,630

Property and equipment, net	4,411,638	4,492,510
Operating lease right-of-use asset	63,005	86,558
Deposits	6,630	6,630

Total Assets	$6,216,363	$5,593,328

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$231,270	$198,870
Accounts payable - related party	–	17,471
Other current liabilities	6,496	6,332
Customer deposit	4,626	57,377
Loan, current portion	271,085	194,125
Lease liability, current portion	58,491	53,384
Total Current Liabilities	571,968	527,559

Non-Current Liabilities:
Lease liability, less current portion	10,952	41,287
Loan, less current portion	1,736,682	202,735
Other liability	17,135	17,135
Total Non-Current Liabilities	1,764,769	261,157

Total Liabilities	2,336,737	788,716

Contingencies (Note 13)	–	–

Stockholders' Equity:
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 40,959,741 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	40,959	40,959
Additional paid-in capital	14,594,733	14,381,058
Shares to be issued, common shares	122,709	98,709
Accumulated deficit	(10,878,775)	(9,716,114)
Total Stockholders' Equity	3,879,626	4,804,612

Total Liabilities and Stockholders' Equity	$6,216,363	$5,593,328

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOCUS UNIVERSAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$256,730	$427,953	$610,002	$723,890
Revenue - related party	4,950	6,595	15,141	21,267
Total Revenue	261,680	434,548	625,143	745,157
Cost of Revenue	208,583	313,157	500,846	651,229

Gross Profit (Loss)	53,097	121,391	124,297	93,928

Operating Expenses:
Selling expense	446	1,949	958	17,019
Compensation - officers	34,000	34,000	73,100	68,000
Research and development	47,222	61,797	110,372	132,193
Professional fees	293,603	394,031	671,150	827,570
General and administrative	341,361	289,517	651,445	679,330
Total Operating Expenses	716,632	781,294	1,507,025	1,724,112

Loss from Operations	(663,535)	(659,903)	(1,382,728)	(1,630,184)

Other Income (Expense):
Interest income (expense), net	(15,223)	(1,240)	(22,756)	35
Interest (expense) - related party	–	–	–	(81)
Other income	198,613	33,476	242,823	80,257
Total other income	183,390	32,236	220,067	80,211

Loss before income taxes	(480,145)	(627,667)	(1,162,661)	(1,549,973)

Income tax expense	–	–	–	–

Net Loss	$(480,145)	$(627,667)	$(1,162,661)	$(1,549,973)

Weight Average Number of Common Shares Outstanding: Basic and Diluted	40,959,741	40,959,741	40,959,741	40,959,741

Net Loss per common share: Basic and Diluted	$(0.01)	$(0.02)	$(0.03)	$(0.04)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOCUS UNIVERSAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

	Common stock		Additional Paid-In	Shares to be issued	Accumulated	Total Stockholders'
Description	Shares	Amount	Capital	Common Shares	Deficit	Equity
Balance - March 31, 2021	40,959,741	$40,959	$14,487,896	$110,709	$(10,398,630)	$4,240,934

Stock based compensation - options	–	–	106,837	–	–	106,837

Common stock to be issued for services	–	–	–	12,000	–	12,000

Net loss	–	–	–	–	(480,145)	(480,145)

Balance - June 30, 2021	40,959,741	$40,959	$14,594,733	$122,709	$(10,878,775)	$3,879,626
		–	–	–	–	–
Balance - March 31, 2020	40,959,741	$40,959	$14,035,258	$62,709	$(8,101,307)	$6,037,619

Stock based compensation - options	–	–	259,350	–	–	259,350

Common stock to be issued for services	–	–	–	12,000	–	12,000

Net loss	–	–	–	–	(627,667)	(627,667)

Balance - June 30, 2020	40,959,741	$40,959	$14,294,608	$74,709	$(8,728,974)	$5,681,302

	Common stock		Additional Paid-In	Shares to be issued	Accumulated	Total Stockholders'
Description	Shares	Amount	Capital	Common Shares	Deficit	Equity
Balance - December 31, 2020	40,959,741	$40,959	$14,381,058	$98,709	$(9,716,114)	$4,804,612

Stock based compensation - options	–	–	213,675	–	–	213,675

Common stock to be issued for services	–	–	–	24,000	–	24,000

Net loss	–	–	–	–	(1,162,661)	(1,162,661)

Balance - June 30, 2021	40,959,741	40,959	14,594,733	122,709	(10,878,775)	3,879,626
		–	–	–	–	–
Balance, December 31, 2019	40,959,741	$40,959	$13,775,908	$50,709	$(7,179,001)	$6,688,575

Stock based compensation - options	–	–	518,700	–	–	518,700

Common stock to be issued for services	–	–	–	24,000	–	24,000

Net loss	–	–	–	–	(1,549,973)	(1,549,973)

Balance, June 30, 2020	40,959,741	$40,959	$14,294,608	$74,709	$(8,728,974)	$5,681,302

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOCUS UNIVERSAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net Loss	$(1,162,661)	$(1,549,973)

Adjustments to reconcile net loss to net cash from operating activities:
Bad debt expense	5,749	3,954
Inventories reserve	(1,329)	4,113
Depreciation expense	80,872	81,125
SBA loan forgiveness	(151,500)	–
Amortization of right-of-use assets	(1,675)	(755)
Stock-based compensation	24,000	24,000
Stock based compensation - options	213,675	518,700
Changes in operating assets and liabilities:
Accounts receivable	40,219	(123,035)
Accounts receivable - related party	(5,016)	(22,410)
Inventories	32,248	(10,117)
Other receivable	(2,400)	(900)
Prepaid expenses	(98,821)	18,356
Deposit	100,000	–
Accounts payable and accrued liabilities	32,400	(20,041)
Accounts payable - related party	(17,471)	–
Other current liabilities	164	(12,334)
Interest payable - related party	–	(1,750)
Customer deposit	(52,751)	(92,419)
Net cash flows used in operating activities	(964,297)	(1,183,486)

Cash flows from financing activities:
Proceeds from SBA loan	267,297	405,860
Payment on SBA loan	(227)	–
Payment on promissory note	–	(50,000)
Proceeds from bank loan	1,500,000	–
Prepayment on bank loan	(4,663)	–
Net cash flows provided by financing activities	1,762,407	355,860

Net change in cash	798,110	(827,626)

Cash beginning of period	583,325	2,192,870

Cash end of period	$1,381,435	$1,365,244

Supplemental cash flow disclosure:
Cash paid for income taxes	$–	$–
Cash paid for interest	$19,267	$1,831

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Focus and its wholly-owned subsidiaries, Perfecular, Inc. and AVX Design & Integration, Inc. (collectively, the “Company”, “we”, “our”, or “us”). All intercompany balances and transactions have been eliminated upon consolidation. The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Going Concern

In the long term, the continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to repay its debt obligations, to obtain necessary equity financing to continue operations, and the attainment of profitable operations. For the six months ended June 30, 2021, the Company had a net loss of $1,162,661 and negative cash flow from operating activities of $964,297. In Q1, 2021 the Company had obtained a $1,500,000 loan from a financial institution and a $1,500,000 loan commitment from a private related party. The loan from the financial institution requires monthly payments starting February 2021 and with the final payment due in 2026. The related party loan will accrue interest at 10% until March 15, 2022, or six months from the date the loan is funded, whichever is later (the “Initial Interest Accrual Date”). Interest on any unpaid principal after Initial Interest Accrual Date shall accrue at a fixed rate of 12% per annum until paid. The Company reserves the right to prepay this loan agreement (in whole or in part) after 6 months of the first day with no prepayment penalty. The Company may make, in its sole discretion, payments of interest only, or interest and principal, provided that the principal is not paid in full prior to six months from the date the loan is funded. The Company also plans to raise $10 million through an underwritten public offering in 2021.

With the January 1, 2021 beginning cash amount of $583,325 and the loan of $1,500,000, the Company will have enough cash to cover its projected annual cash burn rate of $1,967,074. With the additional $1,500,000 related party loan, the Company will have adequate reserves to continue operations in 2021 and 2022. The related party which provided the loan to the Company is owned by a director of the Company, which we have evaluated to be a reliable source of cashflow. The $10 million planned public offering will contribute to a projected December 31, 2021 cash balance of $11,000,000. Historically, the Company has been successful in reaching its planned fund-raising targets.

In 2020 the Company had negative operating cashflow of approximately $1.96 million, mainly resulting from net loss. The Company is currently developing its products and licenses and expects to generate profit once the products and licenses are available for the market, which will begin to alleviate the negative cashflow. Currently, the Company is testing 4 Mbps ultra-narrowband power line communication printed circuit boards, the testing is completed in Q2 2021. The ultra-narrowband power line communication products will launch in Q4, 2021. The portable universal smart device is also in the final printed circuit board layout stage, the Company is planning to launch this product in Q4 2021. Initially, new products would require cash to manufacture and promote. The Company expects to begin generating positive cashflow with the launch of above-mentioned products from Q2 of 2022.

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

The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. Significant estimates in the accompanying financial statements include the lease term impacting right-of use asset and lease liability, useful lives of property and equipment, allowance for doubtful accounts, inventory reserves, and the valuation allowance on deferred tax assets. The Company regularly evaluates its estimates and assumptions.

Cash

The Company considers all highly liquid investments with a maturity of three months or less to be cash. At times, such investments may be in excess of Federal Deposit Insurance Corporation (FDIC) insurance limit. There were no cash equivalents held by the Company at June 30, 2021 and December 31, 2020.

Accounts Receivable

The Company grants credit to clients that sell the Company’s products or engage in construction service under credit terms that it believes are customary in the industry and do not require collateral to support customer receivables. The accounts receivable balances are generally collected within 30 to 90 days of the product sale.

Allowance for Doubtful Accounts

The Company estimates an allowance for doubtful accounts based on historical collection trends and review of the current status of trade accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. As of June 30, 2021 and December 31, 2020, allowance for doubtful accounts amounted to $50,268 and $44,519, respectively.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company limits its exposure to credit loss by investing its cash with high credit quality financial institutions.

Inventory

Inventory consists primarily of parts and finished goods and is valued at the lower of the inventory’s cost or net realizable value under the first-in-first-out method. Management compares the cost of inventory with its market value and an allowance is made to write down inventory to market value, if lower. Inventory allowances are recorded for obsolete or slow-moving inventory based on assumptions about future demand and marketability of products, the impact of new product introductions and specific identification of items, such as discontinued products. These estimates could vary significantly from actual requirements, for example, if future economic conditions, customer inventory levels, or competitive conditions differ from expectations. The Company regularly reviews the value of inventory based on historical usage and estimated future usage. If estimated realized value of our inventory is less than cost, we make provisions in order to reduce its carrying value to its estimated market value. As of June 30, 2021 and December 31, 2020, inventory reserve amounted to $69,233 and $70,562, respectively.

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

Long-Lived Assets

The Company applies the provisions of FASB ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Long-term assets of the Company are reviewed when circumstances warrant as to whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. Based on its review at June 30, 2021 and December 31, 2020, the Company believes there was no impairment of its long-lived assets.

Share-based Compensation

The Company accounts for stock-based compensation to employees in conformity with the provisions of ASC Topic 718, Stock-Based Compensation. Stock-based compensation to employees consist of stock options, grants, and restricted shares that are recognized in the statement of operations based on their fair values at the date of grant.

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

Income taxes are accounted for using the asset and liability method. Deferred income taxes are provided for temporary differences in recognizing certain income, expense, and credit items for financial reporting purposes and tax reporting purposes. Such deferred income taxes primarily relate to the difference between the tax basis of assets and liabilities and their financial reporting amounts. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates applicable to the future years in which deferred tax assets or liabilities are expected to be settled or realized. There was no material deferred tax asset or liabilities as of June 30, 2021 and December 31, 2020.

As of June 30, 2021 and December 31, 2020, the Company did not identify any material uncertain tax positions.

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

Six months ended June 30,	2021	2020
Stock options	262,500	192,500
Total	262,500	192,500

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

In June 2018, the FASB issued ASU 2018-07, Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments granted to nonemployees for goods and services and aligns most of the guidance on such payments to nonemployees with the requirements for share-based payments granted to employees. ASU 2018-07 is effective on January 1, 2019. Early adoption is permitted. The adoption of this ASU did not have a material impact on the Company’s condensed consolidated financial statements.

In December 2019, FASB issued ASU 2019-12, Income Taxes, which provides for certain updates to reduce complexity in the accounting for income taxes, including the utilization of the incremental approach for intra-period tax allocation, among others. The amendments in ASU 2019-12 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The adoption of this ASU did not have a material effect on its condensed consolidated financial statements.

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

Recently Issued Accounting Standards Not Yet Adopted

In June 2016, FASB issued ASU 2016-13, Financial Instruments - Credit Losses, which changes the accounting for recognizing impairments of financial assets. Under the new guidance, credit losses for certain types of financial instruments will be estimated based on expected losses. The new guidance also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. In February 2020, the FASB issued ASU 2020-02, Financial Instruments-Credit Losses (Topic 326) and Leases (Topic 842) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842), which amends the effective date of the original pronouncement for smaller reporting companies. ASU 2016-13 and its amendments will be effective for the Company for interim and annual periods in fiscal years beginning after December 15, 2022. The Company believes the adoption will modify the way the Company analyzes financial instruments, but it does not anticipate a material impact on results of operations. The Company is in the process of determining the effects the adoption will have on its condensed consolidated financial statements.

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

Note 4 – Inventory, net

At June 30, 2021 and December 31, 2020, inventory consisted of the following:

	June 30, 2021	December 31, 2020
Parts	$28,961	$45,509
Finished goods	51,849	67,549
Total	80,810	113,058
Less inventory reserve	(69,233)	(70,562)
Inventory, net	$11,577	$42,496

Note 5 – Deposit

Deposit balance as of June 30, 2021 amounted to $6,630 for lease agreement deposit. Deposit balance as of December 31, 2020 amounted to $106,630, including $6,630 for lease agreement deposit and $100,000 for payment made into an escrow account for purchasing a target company. On March 26, 2021, the management of target company decided to terminate the LOI. The LOI was terminated effective as of March 29, 2021 and $100,000 was returned on March 29, 2021.

Note 6 – Property and Equipment

At June 30, 2021 and December 31, 2020, property and equipment consisted of the following:

	June 30, 2021	December 31, 2020
Warehouse	$3,789,773	$3,789,773
Land	731,515	731,515
Building Improvement	238,666	238,666
Furniture and fixture	27,631	27,631
Equipment	48,378	48,378
Software	1,995	1,995
Total cost	4,837,958	4,837,958
Less accumulated depreciation	(426,320)	(345,448)
Property and equipment, net	$4,411,638	$4,492,510

Depreciation expense for the six months ended June 30, 2021 and 2020 amounted to $80,872 and $81,125, respectively.

The Company purchased a warehouse in Ontario, California in September 2018 and leased an unused portion to a third party. The tenant paid $12,335 as a security deposit, shown as other liability in non-current liabilities.

Note 7 – Related Party Transactions

Revenue generated from Vitashower Corp., a company owned by the CEO’s wife, amounted to $15,141 and $21,267 for the six months ended June 30, 2021 and 2020, respectively. Account receivable balance due from Vitashower Corp. amounted to $5,016 and $0 as of June 30, 2021 and December 31, 2020, respectively. Purchases generated from Vitashower Corp. amounted to $3,379 and $0 for the six months ended June 30, 2021 and 2021, respectively. There were accounts payable balances of $0 and $17,471due to Vitashower Corp. as of June 30, 2021 and December 31, 2020, respectively.

Compensation for services provided by the President and Chief Executive Officer for the six months ended June 30, 2021 and 2020 amounted to $60,000 and $60,000, respectively.

Note 8 – Business Concentration and Risks

Major customers

One customer accounted for 0% and 17% of the total accounts receivable as of June 30, 2021 and December 31, 2020, respectively. This customer accounted for 78% and 42% of the total revenue for the period ended June 30, 2021 and 2020, respectively.

Major vendors

One vendor accounted for 0% and 0% of total accounts payable at June 30, 2021 and December 31, 2020, respectively. This vendor accounted for 77% and 47% of the total purchases for the period ended June 30, 2021 and 2020, respectively.

Note 9 – Operating Lease Right-of-use Asset and Operating Lease Liability

Operating lease right-of-use assets and liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value is our incremental borrowing rate, estimated to be 15%, as the interest rate implicit in our lease is not readily determinable. During the six months ended June 30, 2021 and 2020, the Company recorded $32,590 and $32,590, respectively as operating lease expense.

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

Right-of-use asset is summarized below:

	June 30, 2021	December 31, 2020
Office lease	$157,213	$157,213
Less: accumulated amortization	(94,208)	(70,655)
Right-of-use asset, net	$63,005	$86,558

Operating Lease liability is summarized below:

	June 30, 2021	December 31, 2020
Office lease	$69,443	$94,671
Less: current portion	(58,491)	(53,384)
Long-term portion	$10,952	$41,287

Maturity of lease liability is as follows:

Year ending December 31, 2021	$32,497
Year ending December 31, 2022	43,655
Total future minimum lease payment	76,152
Imputed interest	(6,709)
Lease Obligation, net	$69,443

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

On May 4, 2020, Perfecular Inc. entered into an agreement to receive a U.S. Small Business Administration Loan (“SBA Loan”) from Bank of America related to the COVID-19 pandemic in the amount of $151,500, which we received on May 4, 2020. The SBA Loan has a fixed interest rate of 1 percent per annum and a maturity date two years from the date loan was issued. On April 28, 2021, SBA authorized full forgiveness of this loan and the Company recognized principal amount of $151,500 and $1,490 interest to other income.

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

	June 30, 2021	December 31, 2020
SBA Loan	$512,430	$396,860
Bank Loan	1,495,337	–
Total	2,007,767	396,860
Less: current portion	(271,085)	(194,125)
Long term portion	$1,736,682	$202,735

Interest expense incurred from the loans amounted to $22,827 and $868 for the six months ended June 30, 2021 and 2020, respectively.

Note 11 – Stockholders’ Equity

Shares authorized

Upon formation, the total number of shares of all classes of stock that the Company is authorized to issue is seventy-five million (75,000,000) shares of common stock, par value $0.001 per share.

Common stock

As of June 30, 2021 the Company had 40,959,741 shares of common stock issued and outstanding.

During the six months ended June 30, 2021, the Company did not issue common stock.

Shares to be issued for compensation

The Company entered into agreements with third party consultants for financing and management consultation. The Company has incurred consulting service fees not paid in cash amounting to $24,000 for the six months ended June 30, 2021, which the Company intends to issue stock as compensation for services rendered. Expenses incurred but not yet paid in shares as of June 30, 2021 and December 31, 2020 amounted to $122,709 and $98,709, respectively.

Stock options

On January 4, 2021, each member of the Board was granted 15,000 options to purchase shares at $3.00 per share.

On August 6, 2019, each member of the Board was granted 30,000 options to purchase shares at $5.70 per share.

As of June 30, 2021, there were 315,000 options granted, 262,500 options vested, 52,500 options unvested, and 315,000 outstanding stock options.

For the six months ended June 30, 2021 and 2020, the Company’s stock option compensation expenses amounted to $213,675 and $518,700, respectively.

The fair value of the warrants listed above was determined using the Black-Scholes option pricing model with the following assumptions:

	June 30,	June 30,
	2021	2020
Risk-free interest rate	0.93%	1.71%
Expected life of the options	10 years	10 years
Expected volatility	122.93%	158.86%
Expected dividend yield	0%	0%

The following is a summary of options activity from December 31, 2020 to June 30, 2021:

Options	Shares	Weighted average exercise price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2020	210,000	$9.61	9.61	–
Granted	105,000	3.00	–	–
Exercised	–	$–	–	–
Forfeited or expired	–	$–	–	–
Outstanding at June 30, 2021	315,000	$4.80	8.83	336,000
Vested as of June 30, 2021	262,500	$5.16	8.64	84,000
Exercisable at June 30, 2021	315,000	$5.16	8.64	84,000

The exercise price for options outstanding and exercisable at June 30, 2021:

Outstanding		Exercisable

Number of	Exercise	Number of	Exercise
Options	Price	Options	Price
30,000	$5.70	30,000	$5.70
30,000	5.70	30,000	5.70
30,000	5.70	30,000	5.70
30,000	5.70	30,000	5.70
30,000	5.70	30,000	5.70
30,000	5.70	30,000	5.70
30,000	5.70	30,000	5.70
15,000	3.00	15,000	3.00
15,000	3.00	15,000	3.00
15,000	3.00	15,000	3.00
15,000	3.00	15,000	3.00
15,000	3.00	15,000	3.00
15,000	3.00	15,000	3.00
15,000	3.00	15,000	3.00
315,000		315,000

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

	Six months ended June 30, 2021
	Focus	AVX	Total

Revenue	$526,161	$83,841	$610,002
Revenue - related party	15,141	–	15,141
Total revenue	541,302	83,841	625,143

Cost of Revenue	422,663	78,183	500,846

Gross Profit	118,639	5,658	124,297

Operating Expenses:
Selling	332	626	958
Compensation - officers	73,100	–	73,100
Research and development	110,372	–	110,372
Professional fees	669,679	1,471	671,150
General and administrative	519,574	131,871	651,445
Total Operating Expenses	1,373,057	133,968	1,507,025

Loss from Operations	(1,254,418)	(128,310)	(1,382,728)

Other Income (Expense):
Interest income (expense), net	(20,715)	(2,041)	(22,756)
Other income (expense), net	245,241	(2,418)	242,823
Total other income (expense)	224,526	(4,459)	220,067

Loss before income taxes	(1,029,892)	(132,769)	(1,162,661)

Tax expense	–	–	–

Net Loss	$(1,029,892)	$(132,769)	$(1,162,661)

Note 13 – Commitments and Contingencies

In the normal course of business or otherwise, the Company may become involved in legal proceedings. The Company will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonable estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees, and other directly related costs expected to be incurred. There were no recorded litigation loss contingencies as of June 30, 2021 and December 31, 2020.

Note 14 – Subsequent Events

On July 8, 2021, SBA authorized full forgiveness of AVX Design & Integration, Inc. PPP loan principal amount of $107,460 and $1,267 interest.

The Company has evaluated all other subsequent events through the date these condensed consolidated financial statements were issued and determined that there were no subsequent events or transactions that require recognition or disclosures in the condensed consolidated financial statements.

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

Narrative Description of the Business

Focus Universal Inc. (the “Company,” “we,” “us,” or “our”) is a Nevada corporation. We have developed four fundamental disruptive proprietary technologies that solve the most fundamental problems plaguing the internet of things (“IoT”) industry through: (1) increasing overall chip integration by shifting it to the device level; (2) creating a faster 5G cellular technology by using ultra-narrowband technology; (3) leveraging ultra-narrowband power line communication (“PLC”) technology; and (4) User Interface Machine auto generation technology.

We also manufacture and sell sensor devices and are a wholesaler of various air filters and digital, analog, and quantum light meter systems.

For the years ended December 31, 2020 and 2019, we generated significant amount of our revenue from sales of a broad selection of agricultural sensors and measurement equipment which is currently our primary revenue generating business segment.

Our Current Products Include:

We are a wholesaler of various digital, analog, and quantum light meters and filtration products, including fan speed adjusters, carbon filters and HEPA filtration systems. We source these products from manufacturers in China and then sell them to a major U.S. distributor, Hydrofarm, who resells our products directly to consumers through retail distribution channels and in some cases, places its own branding on our products.

Strategy behind the AVX Acquisition

On March 15, 2019, the Company completed a transaction with Patrick Calderone to purchase 100% of the outstanding stock of AVX, an IoT installation and management company based in southern California.

Through our acquisition of AVX, and implementation of our devices into AVX’s installation business, we are planning to offer ordinary families an entire smart home product line at a fraction of the current market price. We have finished the design of smart lighting control, air conditioner, sprinkler, garden light control, garage door control and heating control. We are developing a swimming pool control device, smoke detector and carbon monoxide monitor. We believe these product lines could be completed by the end of 2021.

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

We have created and assembled prototype models of the Ubiquitor in limited quantities and plan to expand our assembly in the second half of 2021.

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

Impact of the Covid-19 pandemic on our operations

During 2020, our subsidiary AVX was negatively impacted by COVID-19 pandemic. AVX encountered delays in certain projects due to the pandemic’s restriction and access control at job sites as well as halts in projects due to confirmed cases at the clients’ sites. We also had employees contract the virus. We were also negatively impacted due to delay in research and development work due to confirmed COVID-19 cases in the office. In 2021, we had delays in receiving inventory for Perfecular to fulfill our sales order due to shortage of shipment containers caused by the pandemic, which resulted in delays in completing our sales cycles.

Results of Operations

For the three months ended June 30, 2021 compared to the three months ended June 30, 2020

Revenue, cost of revenue and gross profit

Our consolidated gross revenue for the three months ended June 30, 2021 and 2020 was $261,680 and $434,548, respectively, which included revenue from related parties of $4,950 and $6,595, respectively. Cost of revenue for the three months ended June 30, 2021 and 2020 were $208,583 and $313,157, respectively. Revenue for the three months ended June 30, 2021 decreased $172,868 due to an inability to ship goods sold by Perfecular, Inc. because the required shipping container was not available, resulting in gross profit of $53,097 and $121,391 for the three months ended June 30, 2021 and 2020, respectively.

Operating Costs and Expenses

The major components of our operating expenses for the three months ended June 30, 2021 and 2020 are outlined in the table below:

	For the three months ended June 30, 2021	For the three months ended June 30, 2020	Increase (Decrease) $
Selling expense	$446	$1,949	$(1,503)
Officer compensation	34,000	34,000	–
Research and development	47,222	61,797	(14,575)
Professional fees	293,603	394,031	(100,428)
General and administrative	341,361	289,517	51,844
Total operating expenses	$716,632	$781,294	$(64,662)

Selling expense for the three months ended June 30, 2021 was $446, compared to $1,949 for the three months ended June 30, 2020. Selling expense incurred was mainly from third party advertising fees. The decrease of selling expense was due to a decrease in advertising fees.

Officer compensation was $34,000 and $34,000 for the three months ended June 30, 2021 and 2020, respectively.

Research and development costs were $47,222 and $61,797 for the three months ended June 30, 2021 and 2020, respectively. The decrease in 2021 is accounted for by decreased spending on supplies in 2021. The decrease of research and development costs was due to the fact that our newly developed products have completed the development stage and entered the testing phase.

Professional fees were $394,031 during the three months ended June 30, 2020 compared to $293,603 during the three months ended June 30, 2021. The decrease in professional fees mainly resulted from fewer stock options being granted to the board of directors.

General and administrative expenses of $341,361 incurred during the three months ended June 30, 2021 primarily consisted of salaries of $75,845, insurance expense of $86,309 and depreciation expense of $39,156. General and administrative expenses of $289,517 incurred during the three months ended June 30, 2020 primarily consisted of salaries of $115,153, insurance expense of $47,029 and depreciation expense of $40,529. The increase was mainly due to increased insurance premiums because of possible future NASDAQ listing. Salaries decreased due to a decrease in the number of employees.

Net Losses

During the three months ended June 30, 2021 and 2020, due to the factors discussed above we incurred net losses of $480,145 and $627,667 respectively.

For the six months ended June 30, 2021 compared to the six months ended June 30, 2020

Revenue, cost of revenue and gross profit

Our consolidated gross revenue for the six months ended June 30, 2021 and 2020 was $625,143 and $745,157, respectively, which included revenue from related parties of $15,141 and $21,267, respectively. Cost of revenue for the six months ended June 30, 2021 and 2020 were $500,846 and $651,229, respectively. Revenue for the six months ended June 30, 2021 decreased $120,014 due to an inability to ship goods sold by Perfecular, Inc. because the required shipping container was not available. Regardless of the decrease in revenue, gross profit increased to $124,297 compared to $93,928 for the six months ended June 30, 2021 and 2020, respectively.

Operating Costs and Expenses

The major components of our operating expenses for the six months ended June 30, 2021 and 2020 are outlined in the table below:

	For the six months ended June 30, 2021	For the six months ended June 30, 2020	Increase (Decrease) $
Selling expense	$958	$17,019	$(16,061)
Officer compensation	73,100	68,000	5,100
Research and development	110,372	132,193	(21,821)
Professional fees	671,150	827,570	(156,420)
General and administrative	651,445	679,330	(27,885)
Total operating expenses	$1,507,025	$1,724,112	$(217,087)

Selling expense for the six months ended June 30, 2021 was $958, compared to $17,019 for the six months ended June 30, 2020. Selling expense incurred were mainly third party advertising fees. The decrease of selling expense was due to a decrease in advertising fees.

Officer compensation was $73,100 and $68,000 for the six months ended June 30, 2021 and 2020, respectively. The increase was due to an adjustment of the Chief Financial Officer’s compensation.

Research and development costs were $110,372 and $132,193 for the six months ended June 30, 2021 and 2020, respectively. The decrease was due to a decrease in the supplies needed for the research and development. The decrease of research and development costs was due to the fact that we completed the development stage and our newly developed products entered the testing phase.

Professional fees were $827,570 during the six months ended June 30, 2020 compared to $671,150 during the six months ended June 30, 2021. The decrease was due to a decrease in the stock option fee in 2021 compared to the prior period.

General and administrative expenses of $651,445 incurred during the six months ended June 30, 2021 primarily consisted of salaries of $261,751, depreciation expense of $80,872, and insurance expense of $135,144. General and administrative expenses of $679,330 incurred during the six months ended June 30, 2020 primarily consisted of salaries of $262,774, insurance expense of $132,034 and depreciation expense of $81,125. The decrease was due to decreased office expenses.

Net Losses

During the six months ended June 30, 2021 and 2020, the company incurred net losses of $1,162,661 and $1,549,973 respectively, due to the factors discussed above.

Liquidity and Capital Resources

Working Capital

	June 30, 2021	December 31, 2020
Current Assets	$1,735,090	$1,007,630
Current Liabilities	(571,968)	(527,559)
Working Capital	$1,163,122	$480,071

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

	For the six months ended June 30, 2021	For the six months ended June 30, 2020
Net cash used in operating activities	$(964,297)	$(1,183,486)
Net cash used in investing activities	–	–
Net cash provided by financing activities	1,762,407	355,860
Net change in cash	$798,110	$(827,626)

Cash Flows from Operating Activities

Our net cash outflows from operating activities of $964,297 for the six months ended June 30, 2021, was primarily the result of our net loss of $1,162,661 and changes in our operating assets and liabilities offset by the add-back of non-cash expenses. The change in operating assets and liabilities includes a decrease in accounts receivable of $40,219, an increase of accounts receivable – related party of $5,016, a decrease in inventory of $32,248, an increase in other receivables of $2,400, an increase in prepaid expenses of $98,821, a decrease in deposits of $100,000, an increase in accounts payable and accrued liabilities of $32,400, a decrease in accounts payable – related party of $17,471, an increase in other current liabilities of $164, and a decrease in customer deposits of $52,751. Non-cash expense includes add-backs of $5,749 in bad debt expense, $1,329 in inventory reserve reductions, $80,872 in depreciation expense, $151,500 in SBA loan forgiveness, $1,675 in amortization of right-of-use assets, $24,000 in stock-based compensation, and $213,675 in stock option compensation.

Our net cash outflows from operating activities of $1,183,486 for the six months ended June 30, 2020 was primarily the result of our net loss of $1,549,973 and changes in our operating assets and liabilities offset by the add-back of non-cash expenses. The change in operating assets and liabilities includes an increase in accounts receivable of $123,035, an increase of accounts receivable – related party of $22,410, an increase in inventory of $10,117, increase in other receivables of $900, a decrease in prepaid expenses of $18,356, a decrease in accounts payable and accrued liabilities of $20,041, a decrease in other current liabilities of $12,334, a decrease in interest payable – related party of $1,750, and a decrease in customer deposit of $92,419. Non-cash expense included add-backs of $3,954 in bad debt expense, $4,113 in inventory reserve, $81,125 in depreciation expense, $24,000 in stock-based compensation, $518,700 in stock option compensation, and a net of $755 in amortization of right-of-use assets.

We expect that cash flows from operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our net revenues and operating results, utilization of new revenue streams, collection of accounts receivable, and timing of billings and payments.

Cash Flows from Investing Activities

There were no investing activities for the six months ended June 30, 2021 and 2020.

Cash Flows from Financing Activities

For the six months ended June 30, 2021, cash inflows of $1,762,407 were due to proceeds of SBA loans of $267,297, payment of a SBA loan of $227, proceeds from bank loan of $1,500,000, and repayment of the bank loan of $4,663. For the six months ended June 30, 2020 the Company paid off a promissory note, resulting in cash outflows of $50,000 and obtained loans from the SBA in the amount of $405,860.

Going Concern

In the long term, the continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to repay its debt obligations, to obtain necessary equity financing to continue operations, and the attainment of profitable operations. For the period ended June 30, 2021, the Company had a net loss of $1,162,661 and negative cash flow from operating activities of $964,297. In 2021, the Company has obtained a $1,500,000 loan from a financial institution and has a $1,500,000 loan commitment from a private related party. The loan from the financial institution requires monthly payments with the final payment due in 2026. The related party loan will accrue interest at 10% until March 15, 2022, or six months from the date the loan is funded, whichever is later (the “Initial Interest Accrual Date”). Interest on any unpaid principal after Initial Interest Accrual Date shall accrue at a fixed rate of 12% per annum until paid. The Company reserves the right to prepay this loan agreement (in whole or in part) after 6 months of the first day with no prepayment penalty. The Company may make, in its sole discretion, payments of interest only, or interest and principal, provided that the principal is not paid in full prior to six months from the date the loan is funded. The Company also plans to raise $10 million through an underwritten public offering in 2021.

With the January 1, 2021 beginning cash amount of $583,325 and the loan of $1,500,000, the Company will have enough cash to cover its projected annual cash burn rate of $1,967,074. With the additional $1,500,000 related party loan, the Company will have adequate reserves to continue operations in 2021 and 2022. The related party which will provide the loan to the Company is owned by a director of the Company, which we have evaluated to be a reliable source of cashflow. The $10 million planned public offering will contribute to a projected December 31, 2021 cash balance of $11,000,000. Historically, the Company has been successful in reaching planned its fund-raising targets.

In 2020 the Company had negative operating cashflow of approximately $1.96 million, mainly resulting from net loss. The Company is currently developing its products and licenses and expects to generate profit once the products and licenses available for the market, which will begin to alleviate the negative cashflow. Currently, the Company is testing 4 Mbps ultra-narrowband power line communication printed circuit boards. The testing is completed in Q2 2021. The ultra-narrowband power line communication products will launch in Q4, 2021. A portable universal smart device is also in the final printed circuit board layout stage. The Company is planning to launch this product in Q4 2021. Initially, new products would require cash to manufacture and promote. The Company expects to begin generating positive cashflow with the launch of above-mentioned products from Q2 of 2022.

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

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation SK.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We were not subject to any legal proceedings during the six months ended June 30, 2021 and there are currently no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

No shares of common stock were sold during the six months ended June 30, 2020 or 2021, respectively.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the six-month periods ended June 30, 2021 or 2020.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

Our common stock has been quoted on the OTCQB and on the OTC Link since July 31, 2014 under the symbol “FCUV”.

f

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

The following financial information is filed as part of this report:

(a)	(1) FINANCIAL STATEMENTS

(2) SCHEDULES

(3) EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)**
101.SCH	Inline XBRL Taxonomy Extension Schema Document**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document**
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).**

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

Focus Universal Inc.

Dated: August 13, 2021	By:	/s/ Desheng Wang Desheng Wang Chief Executive Officer

Dated: August 13, 2021	By:	/s/ Duncan Lee Duncan Lee Chief Financial Officer Principal Accounting Officer

