Form 10-Q
period 2021-09-30
FOCUS UNIVERSAL INC.
filed 2021-11-15
CIK 1590418

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2021

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

As of November 15, 2021, registrant had outstanding 43,259,741 shares of the registrant's common stock at a par value of $0.001 per share.

FORM 10-Q

FOCUS UNIVERSAL INC.

2

PART I FINANCIAL INFORMATION

References in this document to “us,” “we,” or “Company” refer to FOCUS UNIVERSAL INC.

ITEM 1. FINANCIAL STATEMENTS

FOCUS UNIVERSAL INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3

FOCUS UNIVERSAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current Assets:
Cash	$9,535,166	$583,325
Accounts receivable, net	303,265	190,556
Inventories, net	19,838	42,496
Prepaid expenses	146,533	91,253
Deposit - current portion	5,968	100,000
Total Current Assets	10,010,770	1,007,630

Property and equipment, net	4,377,453	4,492,510
Operating lease right-of-use asset	50,499	86,558
Deposits	662	6,630

Total Assets	$14,439,384	$5,593,328

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$371,344	$198,870
Accounts payable - related party	–	17,471
Other current liabilities	23,631	6,332
Customer deposit	271	57,377
Loan, current portion	178,639	194,125
Lease liability, current portion	55,627	53,384
Total Current Liabilities	629,512	527,559

Non-Current Liabilities:
Lease liability, less current portion	–	41,287
Loan, less current portion	88,658	202,735
Other liability	–	17,135
Total Non-Current Liabilities	88,658	261,157

Total Liabilities	718,170	788,716

Contingencies (Note 13)	–	–

Stockholders' Equity:
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 43,259,741 and 40,959,741 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	43,259	40,959
Additional paid-in capital	23,983,731	14,381,058
Shares to be issued, common shares	1,910,753	98,709
Accumulated deficit	(12,216,529)	(9,716,114)
Total Stockholders' Equity	13,721,214	4,804,612

Total Liabilities and Stockholders' Equity	$14,439,384	$5,593,328

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOCUS UNIVERSAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$634,777	$544,003	$1,244,779	$1,267,893
Revenue - related party	–	–	15,141	21,267
Total Revenue	634,777	544,003	1,259,920	1,289,160

Cost of Revenue	521,091	384,371	1,021,937	1,035,600

Gross Profit	113,686	159,632	237,983	253,560

Operating Expenses:
Selling expense	14,776	677	15,734	17,696
Compensation - officers	34,600	34,000	107,700	102,000
Research and development	55,525	62,039	165,897	194,232
Professional fees	450,624	243,799	1,121,774	1,071,369
General and administrative	315,715	294,795	967,160	974,125
Total Operating Expenses	871,240	635,310	2,378,265	2,359,422

Loss from Operations	(757,554)	(475,678)	(2,140,282)	(2,105,862)

Other Income (Expense):
Interest income (expense), net	(14,069)	(1,878)	(36,825)	(1,843)
Interest (expense) - related party	–	–	–	(81)
Gain on extinguishment of debt	107,460	–	260,450	–
Change in fair value of warrant liability	(1,284,780)	–	(1,284,780)	–
Gain on settlement of derivative liability	550,406	–	550,406	–
Other income	60,783	39,196	150,616	119,453
Total other income (expense)	(580,200)	37,318	(360,133)	117,529

Loss before income taxes	(1,337,754)	(438,360)	(2,500,415)	(1,988,333)

Income tax expense	–	–	–	–

Net Loss	$(1,337,754)	$(438,360)	$(2,500,415)	$(1,988,333)

Weight Average Number of Common Shares Outstanding: Basic and Diluted	43,259,741	40,959,741	43,259,741	40,959,741

Net Loss per common share: Basic and Diluted	$(0.03)	$(0.01)	$(0.06)	$(0.05)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOCUS UNIVERSAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

	Common stock		Additional Paid-In	Shares to be issued Common	Accumulated	Total Stockholders'
Description	Shares	Amount	Capital	Shares	Deficit	Equity
Balance- June 30, 2021	40,959,741	$40,959	$14,594,733	$122,709	$(10,878,775)	$3,879,626

Issuance of common stock	2,300,000	2,300	9,282,161	1,776,044	–	11,060,505

Stock based compensation - options	–	–	106,837	–	–	106,837

Common stock to be issued for services	–	–	–	12,000	–	12,000

Net loss	–	–	–	–	(1,337,754)	(1,337,754)

Balance - September 30, 2021	43,259,741	$43,259	$23,983,731	$1,910,753	$(12,216,529)	$13,721,214

Balance - June 30, 2020	40,959,741	$40,959	$14,294,608	$74,709	$(8,728,974)	$5,681,302

Stock based compensation - options	–	–	86,450	–	–	86,450

Common stock to be issued for services	–	–	–	12,000	–	12,000

Net loss	–	–	–	–	(438,360)	(438,360)

Balance - September 30, 2020	40,959,741	$40,959	$14,381,058	$86,709	$(9,167,334)	$5,341,392

	Common stock		Additional Paid-In	Shares to be issued Common	Accumulated	Total Stockholders'
Description	Shares	Amount	Capital	Shares	Deficit	Equity
Balance December 31, 2020	40,959,741	$40,959	$14,381,058	$98,709	$(9,716,114)	$4,804,612

Issuance of common stock	2,300,000	2,300	9,282,161	1,776,044	–	11,060,505

Stock based compensation - options	–	–	320,512	–	–	320,512

Common stock to be issued for services	–	–	–	36,000	–	36,000

Net loss	–	–	–	–	(2,500,415)	(2,500,415)

Balance September 30, 2021	43,259,741	43,259	23,983,731	1,910,753	(12,216,529)	13,721,214

Balance December 31, 2019	40,959,741	$40,959	$13,775,908	$50,709	$(7,179,001)	$6,688,575

Stock based compensation - options	–	–	605,150	–	–	605,150

Common stock to be issued for services	–	–	–	36,000	–	36,000

Net loss	–	–	–	–	(1,988,333)	(1,988,333)

Balance September 30, 2020	40,959,741	$40,959	$14,381,058	$86,709	$(9,167,334)	$5,341,392

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOCUS UNIVERSAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net Loss	$(2,500,415)	$(1,988,333)
Adjustments to reconcile net loss to net cash from operating activities:
Bad debt expense	7,794	6,927
Inventories reserve	1,689	(3,853)
Depreciation expense	121,932	121,684
Gain on extinguishment of debt	(258,960)	–
Change in fair value of warrant liability	1,284,780	–
Gain on settlement of derivative liability	(550,406)	–
Amortization of right-of-use assets	(2,985)	(1,593)
Stock-based compensation	36,000	36,000
Stock based compensation - options	320,512	605,150
Changes in operating assets and liabilities:
Accounts receivable	(120,503)	(179,041)
Accounts receivable - related party	–	(22,410)
Inventories	20,969	788
Other receivable	–	(200)
Prepaid expenses	(55,280)	(30,689)
Deposit	100,000	(100,000)
Accounts payable and accrued liabilities	172,474	(34,006)
Accounts payable - related party	(17,471)	–
Other current liabilities	17,299	(12,334)
Interest payable - related party	–	(1,750)
Customer deposit	(57,106)	(121,852)
Other liabilities	(17,135)	–
Net cash flows used in operating activities	(1,496,812)	(1,725,512)

Cash flows from investing activities:
Purchase of property and equipment	(6,875)	(1,314)
Net cash flows used in investing activities	(6,875)	(1,314)

Cash flows from financing activities:
Proceeds from SBA loan	267,297	405,860
Repayment on SBA loan	(137,900)	–
Repayment on promissory note	–	(50,000)
Proceeds from bank loan	1,500,000	–
Repayment on bank loan	(1,500,000)	–
Proceeds from IPO, net	10,326,131	–
Net cash flows provided by financing activities	10,455,528	355,860

Net change in cash	8,951,841	(1,370,966)

Cash beginning of period	583,325	2,192,870

Cash end of period	$9,535,166	$821,904

Supplemental cash flow disclosure:
Cash paid for income taxes	$–	$–
Cash paid for interest	$42,968	$1,831

Supplemental disclosure of non-cash financing activities
Cashless warrant	$1,776,044	$–

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

Going Concern

In the long term, the continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to repay its debt obligations, to obtain necessary equity financing to continue operations, and the attainment of profitable operations. For the nine months ended September 30, 2021, the Company had a net loss of $2,500,415 and negative cash flow from operating activities of $1,496,812. In February, 2021 the Company had obtained a $1,500,000 loan from a financial institution and a $1,500,000 loan commitment from a private related party. The loan from the financial institution requires monthly payments starting February 2021 and with the final payment due in 2026. The related party loan will accrue interest at 10% until March 15, 2022, or six months from the date the loan is funded, whichever is later (the “Initial Interest Accrual Date”). Interest on any unpaid principal after Initial Interest Accrual Date shall accrue at a fixed rate of 12% per annum until paid. The Company reserves the right to prepay this loan agreement (in whole or in part) after 6 months of the first day with no prepayment penalty. The Company may make, in its sole discretion, payments of interest only, or interest and principal, provided that the principal is not paid in full prior to six months from the date the loan is funded.

The Company raised $11.5 million through an underwritten public offering in September 2021. With the January 1, 2021 beginning cash amount of $583,325 and the loan of $1,500,000, the Company will have enough cash to cover its projected annual cash burn rate of $1,967,074. With an underwritten public offering $11.5 million in September 2021, the Company will have adequate reserves to continue operations in 2021 and 2022.

In 2020 the Company had negative operating cashflow of approximately   $1.96 million, mainly resulting from net loss. The Company is currently developing its products and licenses and expects to generate profit once the products and licenses are available for the market, which will begin to alleviate the negative cashflow. Currently, the Company is testing 4 Mbps ultra-narrowband power line communication printed circuit boards, the testing was completed in second quarter of 2021. The ultra-narrowband power line communication products will launch in fourth quarter of 2021. The portable universal smart device is also in the final printed circuit board layout stage, the Company is planning to launch this product in fourth quarter of 2021. Initially, new products would require cash to manufacture and promote. The Company expects to begin generating positive cashflow with the launch of above-mentioned products from second quarter of 2022.

Overall, we have adequate cash for the Company to continue operation as a going concern throughout 2021 and 2022 with capital raising. Thus, the previous factors raising substantial doubt to continue as a going concern have been alleviated.

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

Cash

The Company considers all highly liquid investments with a maturity of three months or less to be cash. At times, such investments may be in excess of Federal Deposit Insurance Corporation (FDIC) insurance limit. There were no cash equivalents held by the Company at September 30, 2021 and December 31, 2020.

Accounts Receivable

The Company grants credit to clients that sell the Company’s products or engage in construction service under credit terms that it believes are customary in the industry and do not require collateral to support customer receivables. The accounts receivable balances are generally collected within 30 to 90 days of the product sale.

Allowance for Doubtful Accounts

The Company estimates an allowance for doubtful accounts based on historical collection trends and review of the current status of trade accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. As of September 30, 2021 and December 31, 2020, allowance for doubtful accounts amounted to $52,313 and $44,519, respectively.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company limits its exposure to credit loss by investing its cash with high credit quality financial institutions.

Inventory

Inventory consists primarily of parts and finished goods and is valued at the lower of the inventory’s cost or net realizable value under the first-in-first-out method. Management compares the cost of inventory with its market value and an allowance is made to write down inventory to market value, if lower. Inventory allowances are recorded for obsolete or slow-moving inventory based on assumptions about future demand and marketability of products, the impact of new product introductions and specific identification of items, such as discontinued products. These estimates could vary significantly from actual requirements, for example, if future economic conditions, customer inventory levels, or competitive conditions differ from expectations. The Company regularly reviews the value of inventory based on historical usage and estimated future usage. If estimated realized value of our inventory is less than cost, we make provisions in order to reduce its carrying value to its estimated market value. As of September 30, 2021 and December 31, 2020, inventory reserve amounted to $72,251 and $70,562, respectively.

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

Long-Lived Assets

The Company applies the provisions of FASB ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Long-term assets of the Company are reviewed when circumstances warrant as to whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. Based on its review at September 30, 2021 and December 31, 2020, the Company believes there was no impairment of its long-lived assets.

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

Warrant

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the warrants was estimated using a Black-Scholes pricing model (see Note 11).

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

Income taxes are accounted for using the asset and liability method. Deferred income taxes are provided for temporary differences in recognizing certain income, expense, and credit items for financial reporting purposes and tax reporting purposes. Such deferred income taxes primarily relate to the difference between the tax basis of assets and liabilities and their financial reporting amounts. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates applicable to the future years in which deferred tax assets or liabilities are expected to be settled or realized. There was no material deferred tax asset or liabilities as of September 30, 2021 and December 31, 2020.

As of September 30, 2021 and December 31, 2020, the Company did not identify any material uncertain tax positions.

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

Nine months ended September 30,	2021	2020
Stock options	288,750	210,000
Total	288,750	210,000

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

Note 4 – Inventory, net

At September 30, 2021 and December 31, 2020, inventory consisted of the following:

	September 30, 2021	December 31, 2020
Parts	$42,110	$45,509
Finished goods	49,979	67,549
Total	92,089	113,058
Less inventory reserve	(72,251)	(70,562)
Inventory, net	$19,838	$42,496

Note 5 – Deposit

Deposit balance as of September 30, 2021 amounted to $6,630 for lease agreement and utility deposit. Deposit balance as of December 31, 2020 amounted to $106,630, including $6,630 for lease agreement and utility deposit and $100,000 for payment made into an escrow account for purchasing a target company. On March 26, 2021, the management of target company decided to terminate the LOI. The LOI was terminated effective as of March 29, 2021 and $100,000 was returned on March 29, 2021.

Note 6 – Property and Equipment

At September 30, 2021 and December 31, 2020, property and equipment consisted of the following:

	September 30, 2021	December 31, 2020
Warehouse	$3,789,773	$3,789,773
Land	731,515	731,515
Building Improvement	238,666	238,666
Furniture and fixture	27,631	27,631
Equipment	55,253	48,378
Software	1,995	1,995
Total cost	4,844,833	4,837,958
Less accumulated depreciation	(467,380)	(345,448)
Property and equipment, net	$4,377,453	$4,492,510

Depreciation expense for the nine months ended September 30, 2021 and 2020 amounted to $121,932 and $121,684, respectively.

The Company purchased a warehouse in Ontario, California in September 2018 and leased an unused portion to a third party. The tenant paid $12,335 as a security deposit, included in other liability in other current liabilities as of September 30, 2021 and non-current liabilities as of December 31, 2020.

Note 7 – Related Party Transactions

Revenue generated from Vitashower Corp., a company owned by the CEO’s wife, amounted to $15,141 and $21,267 for the nine months ended September 30, 2021 and 2020, respectively. Account receivable balance due from Vitashower Corp. amounted to $0 and $0 as of September 30, 2021 and December 31, 2020, respectively. Purchases generated from Vitashower Corp. amounted to $3,379 and $0 for the nine months ended September 30, 2021 and 2021, respectively. There were accounts payable balances of $0 and $17,371 due to Vitashower Corp. as of September 30, 2021 and December 31, 2020, respectively.

Compensation for services provided by the President and Chief Executive Officer for the nine months ended September 30, 2021 and 2020 amounted to $90,000 and $90,000, respectively.

Note 8 – Business Concentration and Risks

Major customers

One customer accounted for 39% and 0% of the total accounts receivable as of September 30, 2021 and December 31, 2020, respectively. This customer accounted for 81% and 50% of the total revenue for the period ended September 30, 2021 and 2020, respectively.

Major vendors

One vendor accounted for 100% and 0% of total accounts payable at September 30, 2021 and December 31, 2020, respectively. This vendor accounted for 83% and 61% of the total purchases for the period ended September 30, 2021 and 2020, respectively.

Note 9 – Operating Lease Right-of-use Asset and Operating Lease Liability

Operating lease right-of-use assets and liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value is our incremental borrowing rate, estimated to be 15%, as the interest rate implicit in our lease is not readily determinable. During the nine months ended September 30, 2021 and 2020, the Company recorded $48,885 and $48,885, respectively as operating lease expense.

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

Right-of-use asset is summarized below:

	September 30, 2021	December 31, 2020
Office lease	$157,213	$157,213
Less: accumulated amortization	(106,714)	(70,655)
Right-of-use asset, net	$50,499	$86,558

Operating Lease liability is summarized below:

	September 30, 2021	December 31, 2020
Office lease	$55,627	$94,671
Less: current portion	(55,627)	(53,384)
Long-term portion	$–	$41,287

Maturity of lease liability is as follows:

Year ending December 31, 2021	$16,249
Year ending December 31, 2022	43,654
Total future minimum lease payment	59,903
Imputed interest	(4,276)
Lease Obligation, net	$55,627

Note 10 – Loans

Paycheck Protection Program

On April 24, 2020, AVX Design & Integration, Inc. entered into an agreement to receive a U.S. Small Business Administration Loan (“SBA Loan”) from JPMorgan Chase Bank, N.A. related to the COVID-19 pandemic in the amount of $107,460, which we received on May 1, 2020. The SBA Loan has a fixed interest rate of 0.98 percent per annum and a maturity date two years from the date the loan was issued. On July 8, 2021, SBA authorized full forgiveness of this loan and the Company recognized principal amount of $107,460 and $1,267 interest to other income.

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

On March 2, 2021, Perfecular Inc. entered into an agreement to receive a U.S. Small Business Administration Loan (“SBA Loan”) from Wells Fargo related to the COVID-19 pandemic in the amount of $158,547, which we received on March 3, 2021. The SBA Loan has a fixed interest rate of 1 percent per annum and a maturity date two years from the date loan was issued. The balance of principal and interest were $158,547 and $927, respectively, due as of September 30, 2021. There were no principal and interest due as of December 31, 2020.

On March 10, 2021, AVX Design & Integration, Inc. entered into an agreement to receive an SBA Loan from Chase Bank related to the COVID-19 pandemic in the amount of $108,750. The SBA Loan has a fixed interest rate of 0.98 percent per annum and a maturity date five years from the date loan was issued. The balance of principal and interest were $108,750 and $623, respectively, due as of September 30, 2021. There were no principal and interest due as of December 31, 2020

Economic Injury Disaster Loan

On June 4, 2020, Perfecular Inc. entered into an agreement to receive a U.S. Small Business Administration Loan (“SBA Loan”) from Bank of America related to the COVID-19 pandemic in the amount of $81,100, which we received on June 4, 2020. The SBA Loan has a fixed interest rate of 3.75 percent per annum and a maturity date thirty years from the date loan was issued. On September 13, 2021, the Company paid this loan off with loan principal amount of $81,100 and $3,624 interest.

On June 5, 2020, AVX Design & Integration, Inc. entered into an agreement to receive a U.S. Small Business Administration Loan (“SBA Loan”) from JPMorgan Chase Bank, N.A. related to the COVID-19 pandemic in the amount of $56,800, which we received on June 5, 2020. The SBA Loan has a fixed interest rate of 3.75 percent per annum and a maturity date thirty years from the date loan was issued. On September 22, 2021, the Company paid this loan off with loan principal amount of $56,800 and $2,743 interest.

Bank Loan

On January 8, 2021, Focus Universal Inc. entered into a secured promissory note agreement with East West Bank in the amount of $1,500,000. The note has a variable interest rate of 0.25% above Wall Street Journal Prime Rate. The note requires monthly payments with the final payment of $1,357,178 due on January 22, 2026. On September 22, 2021, the Company paid this loan off with loan principal amount of $1,500,000 and $32,366 interest.

	September 30, 2021	December 31, 2020
SBA Loan	$267,297	$396,860
Less: current portion	(178,639)	(194,125)
Long term portion	$88,658	$202,735

Interest expense incurred from the loans amounted to $37,238 and $2,290 for the nine months ended September 30, 2021 and 2020, respectively.

Note 11 – Stockholders’ Equity

Shares authorized

Upon formation, the total number of shares of all classes of stock that the Company is authorized to issue is seventy-five million (75,000,000) shares of common stock, par value $0.001 per share.

Common stock

During the nine months ended September 30, 2021, the Company issued 2,300,000 shares of common stock.

On September 2, 2021, the Company closed its initial public offering (“IPO”) under a registration statement effective August 30, 2021, in which it issued and sold 2,000,000 shares of its Common Stock at a purchase price of $5.00 per share. On September 2, 2021, the Company closed on the IPO’s overallotment option, selling an additional 300,000 shares of Common Stock to the IPO’s underwriters at the public offering price of $5.00 per share. The Company received net proceeds of approximately $10.3 million from the IPO after deducting underwriting fee and offering expenses.

As of September 30, 2021 and December 31, 2020, the Company had 43,259,741 and 40,959,741 shares of common stock issued and outstanding, respectively.

Shares to be issued for compensation

The Company entered into agreements with third party consultants for financing and management consulting. The Company has incurred consulting service fees not paid in cash amounting to $36,000 for the nine months ended September 30, 2021, which the Company intends to issue stock as compensation for services rendered. Expenses incurred but not yet paid in shares as of September 30, 2021 and December 31, 2020 amounted to $134,709 and $98,709, respectively.

On August 30, 2021, the Company entered Representative Common Stock Purchase Warrant agreement (“Warrant Agreement”) with its placement agent, Boustead Securities LLC. (“Boustead”) for 161,000 shares and the exercise price is $6.25. Boustead exercised the warrants on September 7, 2021. The fair value of the warrants was $1,041,670 and $2,326,450 as of August 30 and September 7, 2021, respectively. For the nine months ended September 30, 2021, the Company change the fair value of warrant liability which amounted to a difference of $1,284,780.

These warrants were valued using a Black-Scholes pricing model with the following assumptions:

	August 30,
	2021 (Initial	September 7,
	Measurement)	2021
Risk-free interest rate	0.77%	0.82%
Expected term	5 years	5 years
Expected volatility	194.37%	204.27%
Expected dividend yield	0%	0%
Fair value of units (using Black-Scholes)	$6.47	$14.45

This Warrant Agreement allowed for cashless exercise option, which is calculated by the percentage difference between exercise and trading price, which resulted in a reduced number of warrants being exercisable. On September 7, 2021, Boustead exercised 121,149 shares with fair value of $1,776,044 upon cashless exercise option of warrants related to completion of the Company’s public offering. The shares will be issued six months after these warrants have been exercised. For the nine months ended September 30, 2021, the Company has a gain on settlement of derivative liability which amounted to $550,406. Shares to be issued as of September 30, 2021 and December 31, 2020 amounted to $1,776,044 and $0, respectively.

Stock options

On January 4, 2021, each member of the Board was granted 15,000 options to purchase shares at $3.00 per share.

On August 6, 2019, each member of the Board was granted 30,000 options to purchase shares at $5.70 per share.

As of September 30, 2021, there were 315,000 options granted, 288,750 options vested, 26,250 options unvested, and 315,000 outstanding stock options.

For the nine months ended September 30, 2021 and 2020, the Company’s stock option compensation expenses amounted to $320,512 and $605,150, respectively.

The fair value of the stock options listed above was determined using the Black-Scholes option pricing model with the following assumptions:

	September 30,	September 30,
	2021	2020
Risk-free interest rate	0.93%	1.71%
Expected life of the options	10 years	10 years
Expected volatility	122.93%	158.86%
Expected dividend yield	0%	0%

The following is a summary of options activity from December 31, 2020 to September 30, 2021:

Options	Shares	Weighted average exercise price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2020	210,000	$9.61	9.61	–
Granted	105,000	3.00	–	–
Exercised	–	$–	–	–
Forfeited or expired	–	$–	–	–
Outstanding at September 30, 2021	315,000	$4.80	8.33	594,300
Vested as of September 30, 2021	288,750	$4.96	8.24	148,575
Exercisable at September 30, 2021	315,000	$4.96	8.24	148,575

The exercise price for options outstanding and exercisable at September 30, 2021:

Outstanding		Exercisable
Number of	Exercise	Number of	Exercise
Options	Price	Options	Price
30,000	$5.70	30,000	$5.70
30,000	5.70	30,000	5.70
30,000	5.70	30,000	5.70
30,000	5.70	30,000	5.70
30,000	5.70	30,000	5.70
30,000	5.70	30,000	5.70
30,000	5.70	30,000	5.70
15,000	3.00	15,000	3.00
15,000	3.00	15,000	3.00
15,000	3.00	15,000	3.00
15,000	3.00	15,000	3.00
15,000	3.00	15,000	3.00
15,000	3.00	15,000	3.00
15,000	3.00	15,000	3.00
315,000		315,000

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

	Nine months ended September 30, 2021
	Focus	AVX	Total

Revenue	$1,071,695	$173,084	$1,244,779
Revenue - related party	15,141	–	15,141
Total revenue	1,086,836	173,084	1,259,920

Cost of Revenue	861,033	160,904	1,021,937

Gross Profit	225,803	12,180	237,983

Operating Expenses:
Selling expense	8,967	6,767	15,734
Compensation - officers	107,700	–	107,700
Research and development	165,897	–	165,897
Professional fees	1,118,130	3,644	1,121,774
General and administrative	786,982	180,178	967,160
Total Operating Expenses	2,187,676	190,589	2,378,265

Loss from Operations	(1,961,873)	(178,409)	(2,140,282)

Other Income (Expense):
Interest income (expense), net	(35,405)	(1,420)	(36,825)
Gain on extinguishment of debt	152,990	107,460	260,450
Change in fair value of warrant liability	(1,284,780)	–	(1,284,780)
Gain on settlement of derivative liability	550,406	–	550,406
Other income (expense), net	153,623	(3,007)	150,616
Total other income (expense)	(463,166)	103,033	(360,133)

Loss before income taxes	(2,425,039)	(75,376)	(2,500,415)

Tax expense	–	–	–

Net Loss	$(2,425,039)	$(75,376)	$(2,500,415)

Note 13 – Commitments and Contingencies

In the normal course of business or otherwise, the Company may become involved in legal proceedings. The Company will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees, and other directly related costs expected to be incurred. There were no recorded litigation loss contingencies as of September 30, 2021 and December 31, 2020.

Note 14 – Subsequent Events

On October 22, 2021, SBA authorized full forgiveness of AVX Design & Integration, Inc. PP loan principal amount of $108,750 and $651 interest

The Company has evaluated other subsequent events through the date these condensed consolidated financial statements were issued and determined that there were no subsequent events or transactions that require recognition or disclosures in the condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward-looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on our behalf. We disclaim any obligation to update forward-looking statements.

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

Results of Operations

For the three months ended September 30, 2021 compared to the three months ended September 30, 2020

Revenue, cost of revenue and gross profit

Our consolidated gross revenue for the three months ended September 30, 2021 and 2020 was $634,777 and $544,003, respectively, which included revenue from related parties of $0 and $0, respectively. Cost of revenue for the three months ended September 30, 2021 and 2020 were $521,091 and $384,371, respectively. Revenue for the three months ended September 30, 2021 increased $90,774 due to Perfecular, Inc. prior quarter’s order was arrived in this quarter due to shipping container was not available before, resulting in gross profit of $113,686 and $159,632 for the three months ended September 30, 2021 and 2020, respectively.

Operating Costs and Expenses

The major components of our operating expenses for the three months ended September 30, 2021 and 2020 are outlined in the table below:

	For the three months ended September 30, 2021	For the three months ended September 30, 2020	Increase (Decrease) $
Selling expense	$14,776	$677	$14,099
Officer compensation	34,600	34,000	600
Research and development	55,525	62,039	(6,514)
Professional fees	450,624	243,799	206,825
General and administrative	315,715	294,795	20,920
Total operating expenses	$871,240	$635,310	$235,930

Selling expense for the three months ended September 30, 2021 was $14,776, compared to $677 for the three months ended September 30, 2020. Selling expense incurred was mainly from third party advertising fees. The increase of selling expense was due to an increase in advertising fees.

Officer compensation was $34,600 and $34,000 for the three months ended September 30, 2021 and 2020, respectively.

Research and development costs were $55,525 and $62,039 for the three months ended September 30, 2021 and 2020, respectively. The decrease in 2021 is accounted for by decreased spending on supplies in 2021. The decrease of research and development costs was due to the fact that our newly developed products have completed the development stage and entered the testing phase.

Professional fees were $450,624 during the three months ended September 30, 2020 compared to $243,799 during the three months ended September 30, 2021. The increase in professional fees mainly resulted for initial public offering.

General and administrative expenses of $315,715 incurred during the three months ended September 30, 2021 primarily consisted of salaries of $82,382, insurance expense of $116,546 and depreciation expense of $41,062. General and administrative expenses of $294,795 incurred during the three months ended September 30, 2020 primarily consisted of salaries of $115,155, insurance expense of $56,168, and depreciation expense of $40,559. The increase was mainly due to increased insurance premiums because of the Company’s uplist to NASDAQ. Salaries decreased due to a decrease in the number of employees.

Net Losses

During the three months ended September 30, 2021 and 2020, due to the factors discussed above we incurred net losses of $1,337,754 and $438,360 respectively.

For the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020

Revenue, cost of revenue and gross profit

Our consolidated gross revenue for the nine months ended September 30, 2021 and 2020 was $1,259,920 and $1,289,160, respectively, which included revenue from related parties of $15,141 and $21,267, respectively. Cost of revenue for the nine months ended September 30, 2021 and 2020 were $1,021,937 and $1,035,600, respectively. Revenue for the nine months ended September 30, 2021 decreased $29,240 due to an inability to ship goods sold by Perfecular, Inc. because the required shipping container was not available. In addition to the decrease in revenue, gross profit decreased to $237,983 compared to $253,560 for the nine months ended September 30, 2021 and 2020, respectively.

Operating Costs and Expenses

The major components of our operating expenses for the nine months ended September 30, 2021 and 2020 are outlined in the table below:

	For the nine months ended September 30, 2021	For the nine months ended September 30, 2020	Increase (Decrease) $
Selling expense	$15,734	$17,696	$(1,962)
Officer compensation	107,700	102,000	5,700
Research and development	165,897	194,232	(28,335)
Professional fees	1,121,774	1,071,369	50,405
General and administrative	967,160	974,125	(6,965)
Total operating expenses	$2,378,265	$2,359,422	$18,843

Selling expense for the nine months ended September 30, 2021 was $15,734, compared to $17,696 for the nine months ended September 30, 2020. Selling expense incurred were mainly third-party advertising fees. The decrease of selling expense was due to a decrease in advertising fees.

Officer compensation was $107,700 and $102,000 for the nine months ended September 30, 2021 and 2020, respectively. The increase was due to an adjustment of the Chief Financial Officer’s compensation.

Research and development costs were $165,897 and $194,232 for the nine months ended September 30, 2021 and 2020, respectively. The decrease was due to a decrease in the supplies needed for the research and development. The decrease of research and development costs was due to the fact that we completed the development stage and our newly developed products entered the testing phase.

Professional fees were $1,121,774 during the nine months ended September 30, 2020 compared to $1,071,369 during the nine months ended September 30, 2021. The increase in professional fees mainly resulted from the IPO in 2021 compared to the prior period.

General and administrative expenses of $967,160 incurred during the nine months ended September 30, 2021 primarily consisted of salaries of $344,133, depreciation expense of $121,933, and insurance expense of $251,690. General and administrative expenses of $974,125 incurred during the nine months ended September 30, 2020 primarily consisted of salaries of $377,929, insurance expense of $188,202 and depreciation expense of $121,684.

Net Losses

During the nine months ended September 30, 2021 and 2020, the company incurred net losses of $2,500,415 and $1,988,333 respectively, due to the factors discussed above.

Liquidity and Capital Resources

Working Capital

	September 30, 2021	December 31, 2020
Current Assets	$10,010,770	$1,007,630
Current Liabilities	(629,512)	(527,559)
Working Capital	$9,381,258	$480,071

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

	For the nine months ended September 30, 2021	For the nine months ended September 30, 2020
Net cash used in operating activities	$(1,496,812)	$(1,725,512)
Net cash used in investing activities	(6,875)	(1,314)
Net cash provided by financing activities	10,455,528	355,860
Net change in cash	$8,951,841	$(1,370,966)

Cash Flows from Operating Activities

Our net cash outflows from operating activities of $1,496,812 for the nine months ended September 30, 2021, was primarily the result of our net loss of $2,500,415 and changes in our operating assets and liabilities offset by the add-back of non-cash expenses. The change in operating assets and liabilities includes an increase in accounts receivable of $120,503, a decrease in inventory of $20,969, an increase in prepaid expenses of $55,280, a decrease in deposits of $100,000, an increase in accounts payable and accrued liabilities of $172,474, a decrease in accounts payable – related party of $17,471, an increase in other current liabilities of $17,299, a decrease in customer deposits of $57,106, and a decrease in other liabilities of $17,135. Non-cash expense includes add-backs of $7,794 in bad debt expense, $1,689 in inventory reserve reductions, $121,932 in depreciation expense, $258,960 in gain on extinguishment of debt, $1,284,780 in change in fair value of warrant liability, $550,406 in gain on settlement of derivative liability, $2,985 in amortization of right-of-use assets, $36,000 in stock-based compensation, and $320,512 in stock option compensation.

Our net cash outflows from operating activities of $1,725,512 for the nine months ended September 30, 2020 was primarily the result of our net loss of $1,998,333 and changes in our operating assets and liabilities offset by the add-back of non-cash expenses. The change in operating assets and liabilities includes an increase in accounts receivable of $179,041, an increase of accounts receivable – related party of $22,410, a decrease in inventory of $788, an increase in other receivables of $200, an increase in prepaid expenses of $30,689, an increase in deposits of $100,000, a decrease in accounts payable and accrued liabilities of $34,006, decrease in other current liabilities of $12,334, decrease in interest payable – related party of $1,750, and a decrease in customer deposit of $121,852. Non-cash expense included add-backs of $6,927 in bad debt expense, $3,853 in inventory reserve, $121,684 in depreciation expense, $36,000 in stock-based compensation, $605,150 in stock option compensation, and $1,593 in amortization of right-of-use assets.

We expect that cash flows from operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our net revenues and operating results, utilization of new revenue streams, collection of accounts receivable, and timing of billings and payments.

Cash Flows from Investing Activities

For the nine months ended September 30, 2021 we had cash outflow from investing activities of $6,875 from the purchase of property and equipment. For the nine months ended September 30, 2020 we had cash outflow from investing activities of $1,314 from the purchase of property and equipment.

Cash Flows from Financing Activities

For the nine months ended September 30, 2021, cash inflows of $10,455,528 were due to proceeds of SBA loans of $267,297, repayment of SBA loans of $137,900, proceeds from bank loan of $1,500,000, repayment of the bank loan of $1,500,000, proceeds from IPO, net of $10,326,131. For the nine months ended September 30, 2020 the Company paid off a promissory note, resulting in cash outflows of $355,860 were due to repayment on promissory note of $50,000 and obtained loans from the SBA in the amount of $405,860.

Going Concern

In the long term, the continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to repay its debt obligations, to obtain necessary equity financing to continue operations, and the attainment of profitable operations. For the period ended September 30, 2021, the Company had a net loss of $2,500,415 and negative cash flow from operating activities of $1,496,812. In February 2021, the Company has obtained a $1,500,000 loan from a financial institution and has a $1,500,000 loan commitment from a private related party. The loan from the financial institution requires monthly payments with the final payment due in 2026. The related party loan will accrue interest at 10% until March 15, 2022, or nine months from the date the loan is funded, whichever is later (the “Initial Interest Accrual Date”). Interest on any unpaid principal after Initial Interest Accrual Date shall accrue at a fixed rate of 12% per annum until paid. The Company reserves the right to prepay this loan agreement (in whole or in part) after 6 months of the first day with no prepayment penalty. The Company may make, in its sole discretion, payments of interest only, or interest and principal, provided that the principal is not paid in full prior to nine months from the date the loan is funded. The Company raised $11.5 million through an underwritten public offering in September 2021.

With the January 1, 2021 beginning cash amount of $583,325 and the loan of $1,500,000, the Company will have enough cash to cover its projected annual cash burn rate of $1,967,074. With IPO $11.5 million, the Company will have adequate reserves to continue operations in 2021 and 2022.

In 2020 the Company had negative operating cashflow of approximately $1.96 million, mainly resulting from net loss. The Company is currently developing its products and licenses and expects to generate profit once the products and licenses available for the market, which will begin to alleviate the negative cashflow. Currently, the Company is testing 4 Mbps ultra-narrowband power line communication printed circuit boards. The testing is completed in second quarter of 2021. The ultra-narrowband power line communication products will launch in fourth quarter of 2021. A portable universal smart device is also in the final printed circuit board layout stage. The Company is planning to launch this product in fourth quarter of 2021. Initially, new products would require cash to manufacture and promote. The Company expects to begin generating positive cashflow with the launch of above-mentioned products from second quarter of 2022.

Overall, with the capital raising in September 2021, the Company will have an adequate cash for the Company to continue operation as a going concern throughout 2021 and 2022. The Company expects the loans and offering will generate cash for 2021’s operation and be able to pay off the loans obtained through the offering with sufficient cashflow for 2021 and 2022. Thus, the previous factors raising substantial doubt to continue as a going concern have been alleviated.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation SK.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We were not subject to any legal proceedings during the nine months ended September 30, 2021 and there are currently no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

No shares of common stock were sold during the nine months ended September 30, 2021 or 2020, respectively.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the nine-month periods ended September 30, 2021 or 2020.

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

Focus Universal Inc.

Dated: November 15, 2021	By:	/s/ Desheng Wang Desheng Wang Chief Executive Officer

Dated: November 15, 2021	By:	/s/ Duncan Lee Duncan Lee Chief Financial Officer Principal Accounting Officer

