Form 10-Q
period 2022-03-31
FOCUS UNIVERSAL INC.
filed 2022-05-16
CIK 1590418

Table of Contents

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-55247

FOCUS UNIVERSAL INC.

(Exact Name of Small Business Issuer as specified in its charter)

Nevada	46-3355876
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

2311 E. Locust Court, Ontario, CA	91761
(Address of principal executive offices)	(Zip Code)

(626) 272-3883

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	FCUV	The Nasdaq Stock Market LLC (Nasdaq Global Market)

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

As of May 13, 2022, registrant had 43,703,517 shares outstanding of the registrant's common stock at a par value of $0.001 per share.

FORM 10-Q

FOCUS UNIVERSAL INC.

2

PART I.  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to Focus Universal Inc.

ITEM 1.  FINANCIAL STATEMENTS

FOCUS UNIVERSAL INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3

FOCUS UNIVERSAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current Assets:
Cash	$7,744,936	$8,678,665
Accounts receivable, net	231,493	177,315
Accounts receivable – related party	85,992	15,176
Inventory	52,962	22,889
Other receivables	–	13,057
Prepaid expenses	152,654	301,270
Deposit - current portion	5,968	5,968
Total Current Assets	8,274,005	9,214,340

Property and equipment, net	4,344,660	4,353,340
Operating lease right-of-use asset	270,787	420,137
Deposits	69,209	33,933

Total Assets	$12,958,661	$14,021,750

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$330,961	$293,354
Other current liabilities	6,767	23,902
Loan, current portion	158,547	132,618
Lease liability, current portion	128,582	121,568
Total Current Liabilities	624,857	571,442

Non-Current Liabilities:
Lease liability, less current portion	172,710	302,387
Loan, less current portion	–	25,929
Other liability	14,735	–
Total Non-Current Liabilities	187,445	328,316

Total Liabilities	812,302	899,758

Contingencies (Note 13)	–	–

Stockholders' Equity:
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 43,259,741 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	43,259	43,259
Additional paid-in capital	24,321,450	24,093,075
Shares to be issued, common shares	2,587,123	1,922,753
Accumulated deficit	(14,806,021)	(12,937,091)
Accumulated other comprehensive income (loss)	548	(4)
Total Stockholders' Equity	12,146,359	13,121,992

Total Liabilities and Stockholders' Equity	$12,958,661	$14,021,750

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOCUS UNIVERSAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue	$125,625	$353,272
Revenue - related party	31,542	10,191
Total Revenue	157,167	363,463

Operating Expenses:
Cost of revenue, excluding depreciation & amortization	143,091	292,263
Selling expense	38,339	512
Compensation - officers	76,040	39,100
Research and development	561,744	63,150
Professional fees	360,866	270,709
General and administrative	900,948	416,922
Total Cost and Operating Expenses	2,081,028	1,082,656

Loss from Operations	(1,923,861)	(719,193)

Other Income (Expense):
Interest income (expense), net	(6)	(7,533)
Other income	54,937	44,210
Total other income (expense)	54,931	36,677

Loss before income taxes	(1,868,930)	(682,516)

Income tax expense	–	–

Net Loss	$(1,868,930)	$(682,516)

Other comprehensive items
Foreign currency translation gain (loss)	552	–

Total comprehensive loss	$(1,868,378)	$(682,516)

Weighted Average Number of Common Shares Outstanding: Basic	43,259,741	40,959,741
Weighted Average Number of Common Shares Outstanding: Diluted	43,259,741	40,959,741

Net Loss per common share: Basic	$(0.04)	$(0.02)
Net Loss per common share: Diluted	$(0.04)	$(0.02)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOCUS UNIVERSAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common stock		Additional Paid-In	Shares to be issued Common	Accumulated	Accumulated Other Comprehensive Income	Total Stockholders’
Description	Shares	Amount	Capital	Shares	Deficit	(Loss)	Equity
Balance - December 31, 2021	43,259,741	$43,259	$24,093,075	$1,922,753	$(12,937,091)	$(4)	$13,121,992

Stock based compensation - options	–	–	228,375	–	–	–	228,375

Stock-based compensation - shares	–	–	–	656,370	–	–	656,370

Common stock to be issued for services	–	–	–	8,000	–	–	8,000

Other comprehensive loss	–	–	–	–	–	552	552

Net loss	–	–	–	–	(1,868,930)	–	(1,868,930)

Balance - March 31, 2022	43,259,741	$43,259	$24,321,450	$2,587,123	$(14,806,021)	$548	$12,146,359

	Common stock		Additional Paid-In	Shares to be issued Common	Accumulated	Accumulated Other Comprehensive Income	Total Stockholders’
Description	Shares	Amount	Capital	Shares	Deficit	(Loss)	Equity
Balance - December 31, 2020	40,959,741	$40,959	$14,381,058	$98,709	$(9,716,114)	$–	$4,804,612

Stock based compensation - options	–	–	106,838	–	–	–	106,838

Common stock to be issued for services	–	–	–	12,000	–	–	12,000

Net loss	–	–	–	–	(682,516)	–	(682,516)

Balance - March 31, 2021	40,959,741	$40,959	$14,487,896	$110,709	$(10,398,630)	$–	$4,240,934

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOCUS UNIVERSAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net Loss	$(1,868,930)	$(682,516)
Adjustments to reconcile net loss to net cash from operating activities:
Bad debt expense	42,080	8,357
Inventory fair value adjustments	(25,006)	(3,287)
Depreciation expense	40,165	40,537
Stock-based compensation - shares	656,370	–
Stock-based compensation	8,000	12,000
Stock option compensation - options	228,375	106,838
Changes in operating assets and liabilities:
Accounts receivable	(96,258)	(165,725)
Accounts receivable - related party	(70,816)	–
Inventories	(5,067)	20,975
Other receivable	13,057	–
Prepaid expenses	148,616	53,340
Deposit	(35,142)	100,000
Operating lease right-of-use asset	150,623	11,542
Accounts payable and accrued liabilities	38,000	142,464
Accounts payable - related party	–	(17,471)
Other current liabilities	(17,135)	–
Customer deposit	–	(53,450)
Lease liabilities	(123,951)	(12,379)
Other liabilities	14,736	–
Net cash flows used in operating activities	(902,283)	(438,775)

Cash flows from investing activities:
Purchase of property and equipment	(31,470)	–
Net cash flows used in investing activities	(31,470)	–

Cash flows from financing activities:
Proceeds from SBA loan	–	267,297
Proceeds from bank loan	–	1,500,000
Prepayment on bank loan	–	(3,600)
Net cash flows used in financing activities	–	1,763,697

Effect of exchange rate	24	–

Net change in cash	(933,729)	1,324,922

Cash beginning of period	8,678,665	583,325

Cash end of period	$7,744,936	$1,908,247

Supplemental cash flow disclosure:
Cash paid for income taxes	$–	$–
Cash paid for interest	$2,752	$5,437

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOCUS UNIVERSAL INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(UNAUDITED)

Note 1 – Organization and Operations

Focus Universal Inc. (“Focus”) was incorporated under the laws of the State of Nevada on December 4, 2012 (“Inception”). Focus Universal Inc. is a universal smart instrument developer and manufacturer focused on the IoT industry, headquartered in Ontario, California, specializing in the development and commercialization of novel and proprietary universal smart technologies and instruments. Universal smart technology is an off-the-shelf technology utilizing an innovative hardware integrated platform. The Focus platform provides a unique and universal combined wired and wireless solution for embedded design, industrial control, functionality test, and parameter measurement instruments and functions. The Company’s smart technology software utilizes a smartphone, computer, or a mobile device as an interface platform and display that communicates and works in tandem with a group of external sensors or probes, or both. The external sensors and probes may be manufactured by different vendors, but the universal smart technology functions in a manner that does not require the user to have extensive knowledge of the unique characteristics of the function of each of the sensors and probes. The universal smart instrument Focus developed (the “Ubiquitor”) consists of a reusable foundation component which includes a wireless gateway (which allows the instrument to connect to the smartphone via Bluetooth and WiFi technology), universal smart application software (“Application”) which is installed on the user’s smartphone or other mobile device and allows monitoring of the sensor readouts on the smartphone screen. The Ubiquitor also connects to a variety of individual scientific sensors that collect data, from moisture, light, airflow, voltage, and a wide variety of applications. The data then sent through a wired or wireless connection, or a combination thereof to the smartphone or other mobile device and the data is organized and displayed on the smartphone screen. The smartphone or other mobile device, foundation, and sensor readouts together perform the functions of many traditional scientific and engineering instruments and are intended to replace the traditional, wired stand-alone instruments at a fraction of their cost.

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

On January 5, 2022, the Company founded a wholly owned subsidiary named Lusher Bioscientific, Inc. (“Lusher”) Lusher Bioscientific was founded to market to the hydroponic and controlled agriculture market and to assist in the product development of IoT technology products within this sector. As of the date of this filing, the Company has only founded the subsidiary and activities are in the introductory phase.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Focus and its wholly-owned subsidiaries, Perfecular Inc., AVX Design & Integration, Inc., Focus Universal (Shenzhen) Technology Co., LTD and Lusher Bioscientific (collectively, the “Company”, “we”, “our”, or “us”). All intercompany balances and transactions have been eliminated upon consolidation. The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Going Concern

In the long term, the continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to repay its debt obligations, to obtain necessary equity financing to continue operations, and the attainment of profitable operations. For the three months ended March 31, 2022, the Company had a net loss of $1,868,930   and negative cash flow from operating activities of $902,283. With the January 1, 2022 beginning cash amount of $8,678,665, the Company will have enough cash to cover its projected annual cash burn rate of $3,152,618 which is an increase from the previous year. This is a result of coming off of a year where the company completed an uplisting transaction causing a greater than normal amount of expenditure, especially within professional service fees. Overall, the Company has adequate cash for the Company to continue operation as a going concern throughout 2022 without any additional capital raise. As a result, the previous factors raising substantial doubt to continue as a going concern have been alleviated for the following year.

Segment Reporting

The Company currently has two operating segments. In accordance with ASC 280, Segment Reporting (“ASC 280”), the Company considers operating segments to be components of the Company’s business for which separate financial information is available and evaluated regularly by Management in deciding how to allocate resources and to assess performance. Management reviews financial information presented on an unaudited condensed consolidated basis for purposes of allocating resources and evaluating financial performance. Accordingly, the Company has determined that it has two operating and reportable segments.

Asset information by operating segment is not presented as the chief operating decision maker does not review this information by segment. The reporting segments follow the same accounting policies used in the preparation of the Company’s unaudited condensed consolidated financial statements.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the accompanying unaudited condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources.

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

Cash

The Company considers all highly liquid investments with a maturity of three months or less to be cash. At times, such investments may be in excess of Federal Deposit Insurance Corporation (FDIC) insurance limit. As of March 31, 2022 and December 31, 2021, approximately $5,950,016 and $7,464,846   of the Company’s cash was not insured by the FDIC. There were no cash equivalents held by the Company as of March 31, 2022 and December 31, 2021.

Accounts Receivable

The Company grants credit to clients that sell the Company’s products or engage in construction service under credit terms that it believes are customary in the industry and do not require collateral to support customer receivables. The accounts receivable balances are generally collected within 30 to 90 days of the product sale.

Allowance for doubtful accounts

The Company estimates an allowance for doubtful accounts based on historical collection trends and review of the current status of trade accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. As of March 31, 2022 and December 31, 2021, allowance for doubtful accounts amounted to $128,715 and $86,635, respectively.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company limits its exposure to credit loss by investing its cash with high credit quality financial institutions.

Inventory

Inventory consists primarily of parts and finished goods and is valued at the lower of the inventory’s cost or net realizable value under the first-in-first-out method. Management compares the cost of inventory with its market value and a fair value adjustment is made to write down inventory to market value, if lower. Inventory allowances are recorded for obsolete or slow-moving inventory based on assumptions about future demand and marketability of products, the impact of new product introductions and specific identification of items, such as discontinued products. These estimates could vary significantly from actual requirements, for example, if future economic conditions, customer inventory levels or competitive conditions differ from expectations. The Company regularly reviews the value of inventory based on historical usage and estimated future usage. If estimated realized value of our inventory is less than cost, we make provisions in order to reduce its carrying value to its estimated market value. As of March 31, 2022 and December 31, 2021, inventory fair value adjustments amounted to $43,934 and $68,940, respectively.

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

Long-Lived Assets

The Company applies the provisions of FASB ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Long-term assets of the Company are reviewed when circumstances warrant as to whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. Based on its review at March 31, 2022 and December 31, 2021, the Company believes there was no impairment of its long-lived assets.

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

Warrants

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

Comprehensive Income (Loss)

Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income (loss) as these amounts are recorded directly as an adjustment to stockholders’ equity. The Company other comprehensive loss for the three months ended March 31, 2022 and for the years ended December 31, 2021 was comprised of foreign currency translation adjustments.

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

Revenue from the Company is recognized under Topic 606 in a manner that reasonably reflects the delivery of its services and products to customers in return for expected consideration and includes the following elements:

•	executed contracts with the Company’s customers that it believes are legally enforceable;

•	identification of performance obligations in the respective contract;

•	determination of the transaction price for each performance obligation in the respective contract;

•	Allocation of the transaction price to each performance obligation; and

•	recognition of revenue only when the Company satisfies each performance obligation.

These five elements, as applied to each of the Company’s revenue category, is summarized below:

•	Product sales – revenue is recognized at the time of sale of equipment to the customer.

•	Service sales – revenue is recognized based on the service provided to the customer.

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

The unaudited condensed consolidated financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of unaudited condensed consolidated financial statements is not required in those statements. The disclosures shall include: (a) the nature of the relationship(s) involved; (b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the unaudited condensed consolidated financial statements; (c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and (d) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitments and Contingencies

The Company follows ASC 450-20 to report accounting for contingencies. Certain conditions may exist as of the date the unaudited condensed consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s unaudited condensed consolidated financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

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

Income taxes are accounted for using the asset and liability method. Deferred income taxes are provided for temporary differences in recognizing certain income, expense and credit items for financial reporting purposes and tax reporting purposes. Such deferred income taxes primarily relate to the difference between the tax basis of assets and liabilities and their financial reporting amounts. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates applicable to the future years in which deferred tax assets or liabilities are expected to be settled or realized. There was no material deferred tax asset or liabilities as of March 31, 2022 and December 31, 2021.

As of March 31, 2022 and December 31, 2021, the Company did not identify any material uncertain tax positions.

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

Three Months Ended March 31,	2022	2021
Stock options	228,375	236,250
Total	228,375	236,250

Reclassification

Certain reclassifications have been made to the unaudited condensed consolidated financial statements for prior years to the current year’s presentation. Such reclassifications have no effect on net income as previously reported.

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

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions. The resulting exchange difference, presented as foreign currency transaction loss, is included in the accompanying unaudited condensed consolidated statements of operations.

Note 3 – Recent Accounting Pronouncement

Recently Adopted Accounting Standards

In January 2020, the FASB issued ASU 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)-Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The guidance provides clarification of the interaction of rules for equity securities, the equity method of accounting and forward contracts and purchase options on certain types of securities. ASU 2020-01 is effective for the Company in the first quarter of 2021. The adoption did not have any significant impact on the Company’s unaudited condensed consolidated financial statements.

 In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, to improve financial reporting associated with accounting for convertible instruments and contracts in an entity’s own equity. ASU 2020-06 will be effective for the Company in the first quarter of 2022. The adoption did not have any significant impact on the Company’s unaudited condensed consolidated financial statements.

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

Note 4 – Inventory

At March 31, 2022 and December 31, 2021, inventory consisted of the following:

	March 31, 2022	December 31, 2021
Parts	$34,440	$38,521
Finished goods	62,456	53,308
Total	96,896	91,829
Less inventory fair value adjustments	(43,934)	(68,940)
Inventory, net	$52,962	$22,889

Note 5 – Deposits

Deposit balance as of March 31, 2022 amounted to $75,177 for lease agreement and utility deposit and third-party payroll service deposit. Deposit balance as of December 31, 2021 amounted to $39,901 for lease agreement and utility deposit.

Note 6 – Property and Equipment

At March 31, 2022 and December 31, 2021, property and equipment consisted of the following:

	March 31, 2022	December 31, 2021
Warehouse	$3,789,773	$3,789,773
Land	731,515	731,515
Building improvement	240,256	238,666
Furniture and fixture	38,714	27,631
Equipment	90,180	71,368
Software	1,995	1,995
Total cost	4,892,433	4,860,948
Less accumulated depreciation	(547,773)	(507,608)
Property and equipment, net	$4,344,660	$4,353,340

Depreciation expense for the three months ended March 31, 2022 and 2021 amounted to $40,165 and $40,537, respectively.

The Company purchased a warehouse in Ontario, California in September 2018 and leased an unused portion to a third party. The tenant paid $12,335 as security deposit, shown as non-current liabilities as of March 31, 2022 and other liability in other current liability as of December 31, 2021.

Note 7 – Related Party Transactions

Revenue generated from Vitashower Corp., a company owned by the CEO’s wife, amounted to $31,542 and $10,191 for the three months ended March 31, 2022 and 2021, respectively. Account receivable balance due from Vitashower Corp. amounted to $85,992 and $15,176   as of March 31, 2022 and December 31, 2021, respectively. Purchases generated from Vitashower Corp. amounted to $0 and $0 for the three months ended March 31, 2022 and 2021, respectively. There were accounts payable balances of $0 and $0 due to Vitashower Corp. as of March 31, 2022 and December 31, 2021, respectively.

Compensation for services provided by the President and Chief Executive Officer for the three months ended March 31, 2022 and 2021 amounted to $30,000 and $30,000, respectively. Vendor Tianjin Guanglee was once owned by the Chief Executive Officer Desheng Wang, as fully disclosed in the annual report in 2017 and in previous filings. In 2018, the entity was sold to an unrelated party who has since passed away causing, and further ownership changes as noted in Note 8 below.

Note 8 – Business Concentration and Risks

Major customers

Four customers accounted for 56% of the total accounts receivable as of March 31, 2022 and one customer accounted for 48% of the total accounts receivable as of December 31, 2021, respectively. These four customers accounted for 67% of the total revenue for the three months ended March 31, 2022 and one customer accounted for 80% of total revenue for the three months ended March 31, 2021, respectively.

Major vendors

One vendor, Tianjin Guanglee, accounted for 0% and 0% of total accounts payable at March 31, 2022 and December 31, 2021, respectively. This same vendor, Tianjin Guanglee, accounted for 30% and 84% of the total purchases for the three months ended March 31, 2022 and 2021, respectively. Of subsequent note, Tianjin Guanglee was once owned by the Chief Executive Officer Desheng Wang, as fully disclosed in the annual report in 2017 and prior annual reports. In 2018, Dr. Wang transferred the ownership of the entity to an unrelated third party in a transaction not considered a related party transaction per the guidelines.

Note 9 – Lease

The Company recorded its operating lease expense of $75,597 and $16,295 for the three months ended March 31, 2022 and 2021, respectively.

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

On December 7, 2021, Focus Universal (Shenzhen) Technology Co. LTD entered a thirty-eight month commercial lease with a third party for an approximately 5,895 square foot office space. The lease commenced on December 25, 2021 and will end on February 28, 2025. The monthly rent is RMB70,097 (approximately $11,053) with approximately an 11.1% to 12.5% increase rate in each additional year. The incremental borrowing rate for a lease is the rate of interest the Company would have to pay on a collateralized basis to borrow an amount equal to the lease payments for the asset under similar term, which is 10%. Lease expense for the lease is recognized on a straight-line basis over the lease term.

Operating lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. As of March 31, 2022 and December 31, 2021, operating lease right-of use assets and lease liabilities were as follows:

	March 31, 2022	December 31, 2021
Operating lease right-of-use assets	$270,787	$420,137
Lease liabilities, current portion	$128,582	$121,568
Lease liabilities, less current portion	$172,710	$302,387

Lease term and discount rate:

	March 31, 2022	December 31, 2021
Weighted average remaining lease term
Operating lease	0.42 to 2.92 years	0.67 to 3.17 years
Weighted average discount rate
Operating lease	10% - 15%	10% - 15%

The minimum future lease payments are as follows:

Amount
Year ending December 31, 2022	$126,885
Year ending December 31, 2023	147,318
Year ending December 31, 2024	163,840
Year ending December 31, 2025	27,536
Total minimum lease payment	466,770
Less: imputed interest	(63,299)
Present value of future minimum lease payments	$403,471

Note 10 – Loans

Paycheck Protection Program

On March 2, 2021, Perfecular Inc. entered into an agreement to receive a U.S. Small Business Administration Loan (“SBA Loan”) from Wells Fargo related to the COVID-19 pandemic in the amount of $158,547, which we received on March 3, 2021. The SBA Loan has a fixed interest rate of 1 percent per annum and a maturity date two years from the date loan was issued. The balance of principal and interest were $158,547 and $1,570, respectively, due as of March 31, 2022. There were no principal and interest due as of March 31, 2022.

	March 31, 2022	December 31, 2021
SBA Loan	$158,547	$158,547
Less: current portion	(158,547)	(132,618)
Long term portion	$–	$25,929

Interest expense incurred from the loans amounted to $288 and $132 for the three months ended March 31, 2022 and 2021, respectively.

Note 11 – Stockholders’ Equity

Shares authorized

Upon formation, the total number of shares of all classes of stock that the Company is authorized to issue is seventy-five million (75,000,000) shares of common stock, par value $0.001 per share.

Common stock

During the three months ended March 31, 2022, the Company did not issued any shares of common stock. During the year ended December 31, 2021, the Company issued 2,300,000 shares of common stock.

On September 2, 2021, the Company closed its Nasdaq uplisting public offering (“IPO”) under a registration statement effective August 30, 2021, in which it issued and sold 2,000,000 shares of its Common Stock at a purchase price of $5.00 per share.

On September 2, 2021, the Company closed on the IPO’s overallotment option, selling an additional 300,000 shares of Common Stock to the IPO’s underwriters at the public offering price of $5.00 per share. The Company received net proceeds of approximately $10.3 million from the IPO after deducting underwriting fee and offering expenses.

As of March 31, 2022 and December 31, 2021 and 2020, the Company had 43,259,741 shares of common stock issued and outstanding, respectively.

Shares to be issued for compensation

The Company entered into agreements with third party consultants for financing and management consulting. The Company has incurred consulting service fees not paid in cash amounting to $8,000 for the three months ended March 31, 2022, which the Company intends to issue stock as compensation for services rendered. Expenses incurred but not yet paid in shares as of March 31, 2022 and 2021 amounted to $154,709 and $110,709, respectively.

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

Employee compensation

On February 11, 2022 (“Vesting Date”), the Company entered into a Restricted Stock Award Agreement (“Award Agreement”) with nine employees for 290,000 shares of the $0.001 par value voting common stock subject to the terms and to the fulfillment of the conditions set in the plan. The first 20% of the restricted shares was granted and vested on February 11, 2022. The rest 20% of the restricted shares will vest on each anniversary of the Vesting Date until fourth anniversary of the Vesting Date. There were 58,000 shares granted as of March 31, 2022. The fair value of above employee compensation was $609,580 as of March 31, 2022.

In November 2021, the Company entered into a one-year employment agreement with VP of Finance and Head of Investor Relations of the Company, pursuant to which the Company granted a 10,000-share bonus consisting of shares of $0.001 par value voting common stock, which will be granted in 2,500 blocks every quarter based on certain performance metrics.

During the three months ended March 31, 2022, the Company recognized VP of Finance and Head of Investor Relations of the Company employee compensation amount of $46,790. During the three months ended March 31, 2022 and 2021, the Company total employee compensation amount were $656,370 and $0, respectively.

Stock options

On August 6, 2019, each member of the Board was granted 30,000 options to purchase shares at $5.70 per share.

On January 4, 2021, each member of the Board was granted 15,000 options to purchase shares at $3.00 per share.

On December 31, 2021, each member of the Board was granted 15,000 options to purchase shares at $8.86 per share.

As of December 31, 2021, there were 420,000 options granted, 315,288 options vested, 104,713 options unvested, and 420,000 outstanding stock options.

For the three months ended March 31, 2022 and 2021, the Company’s stock option compensation expenses amounted to $228,375 and $106,838, respectively.

The fair value of the stock options listed above was determined using the Black-Scholes option pricing model with the following assumptions:

	March 31, 2022	March 31, 2021
Risk-free interest rate	0.93 – 1.52%	0.93%
Expected life of the options	10 years	10 years
Expected volatility	122.93 – 148.18%	122.93%
Expected dividend yield	0%	0%

The following is a summary of options activity from December 31, 2021 to March 31, 2022:

Options	Shares	Weighted average exercise price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2021	420,000	$5.82	8.56	–
Granted	–	$–	–	–
Exercised	–	$–	–	–
Forfeited or expired	–	$–	–	–
Outstanding at March 31, 2022	420,000	$5.82	8.56	1,092,000
Vested as of March 31, 2022	341,537	$5.12	8.22	273,000
Exercisable at March 31, 2022	341,537	$5.12	8.22	273,000

As of March 31, 2021, there were 210,000 options with an exercise price of $5.70, 105,000 options with an exercise price of $3.00, and 105,000 options with an exercise price of $8.86 outstanding. As of December 31, 2021, there were 210,000 options with an exercise price of $5.70, 105,000 options with an exercise price of $3.00, and 288 options with an exercise price of $8.86 exercisable.

Note 12 – Segment reporting

The Company consists of three types of operations. Focus Universal, Inc. (“Corporate”) involves operations related to research and development of technology products, non-specific financing, executive expense, operations and investor relations of the public entity, and general shared management and costs across subsidiary units which spread across all functional categories. Perfecular Inc. (“Perfecular”) involve wholesale, marketing, and production of universal smart instrument and devices in the hydroponic and controlled agricultural segments. AVX Design & Integration, Inc. (“AVX”) is an IoT installation and management company specializing in high performance and easy to use audio/video, home theater, lighting control, automation, and integration. The table below discloses income statement information by segment.

	Three Months Ended March 31, 2022
	Corporate	Perfecular	AVX	Total

Revenue	$–	$40,500	$85,125	$125,625
Revenue - related party	–	31,542	–	31,542
Total revenue	–	72,042	85,125	157,167

Cost and Operating Expenses
Cost of Revenue, excluding depreciation & amortization	–	58,977	84,114	143,091
Selling expense	–	34,001	4,338	38,339
Compensation - officers and directors	76,040	–	–	76,040
Research and development	561,744	–	–	561,744
Professional fees	349,912	–	10,954	360,866
General and administrative	261,189	583,964	55,795	900,948
Total Cost and Operating Expenses	1,248,885	676,942	155,201	2,081,028

Loss from Operations	(1,248,885)	(604,900)	(70,076)	(1,923,861)

Other Income (Expense):
Interest income (expense), net	282	(288)	–	(6)
Other income (expense), net	57,401	–	(2,464)	54,937
Total other income (expense)	57,683	(288)	(2,464)	54,931

Loss before income taxes	(1,191,202)	(605,188)	(72,540)	(1,868,930)

Tax expense	–	–	–	–

Net Loss	$(1,191,202)	$(605,188)	$(72,540)	$(1,868,930)

Note 13 – Commitments and Contingencies

In the normal course of business or otherwise, the Company may become involved in legal proceedings. The Company will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees, and other directly related costs expected to be incurred. There were no recorded litigation loss contingencies as of March 31, 2022 and December 31, 2021.

Note 14 –Subsequent Events

On April 4, 2022, the SBA authorized full forgiveness of Perfecular Inc.’s PPP loan principal amount of $158,547 and $1,570 interest.

On April 28, 2022, Oakshore Consulting agreed to cancel the outstanding AVX finder's fee amount of $22,000. As a result, the Company recognized $22,000 as other income.

The Company issued 32,627 shares to full fill prior period share compensation to third party consultants for financing and management consulting service at the end of April.

The Company has evaluated other subsequent events through the date these unaudited condensed consolidated financial statements were issued and determined that there were no subsequent events or transactions that require recognition or disclosures in the unaudited condensed consolidated financial statements.

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

We have created and assembled prototype models of the Ubiquitor in limited quantities and plan to expand our assembly in late 2022. Our prototype Ubiquitor is compatible with standard desktop computers running either Windows OS or MacOS and Android- or iOS-based mobile devices and acts as a conduit that communicates with a group of sensors or probes manufactured by different vendors in a manner that requires the user to have little or no knowledge of their unique specifications. The data readout is displayed on the computer or mobile device display in application software we have created for use with a Windows PC and are creating for use with a Mac. We are designing the application software (the “App”) to have a graphical representation of control and indicator elements common in traditional tangible instruments, such as knobs, buttons, dials, and graphs, etc. Utilizing the Ubiquitor and the App, users and instrument manufacturers will be free to add, remove or change a sensor module for their special industrial or educational application without needing to create their own application software and design their own hardware. Our developers are designing and implementing a soft control touch screen interface that supports real-time data monitoring and facilitates instrument control and operation.

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

We are performing research and development with the intention of inventing our own ultra-narrow band PLC technology that attempts to tackle two challenges: 1) overcoming interference caused by electronic noise on the power line system; and 2) bandwidth. Preliminary internal testing suggests that we have achieved noise rejection and interference suppression at five orders of magnitude better than traditional PLC technology. We believe our ultra-narrow band PLC technology shows robustness against noise and interference, based on our internal testing where we found no detectable interference occurring when six industrial blowers, notorious for causing electrical noise, and a large air conditioning unit were connected to an electrical line passing a control signal. By comparison, a small air dryer is able to cause interference in legacy PLC systems. State of the art PLC technologies developed by other companies may offer sufficient bandwidth, but they cannot effectively deal with the interference of electric noise on the system. However, in our preliminary internal testing, we have been able to increase bandwidth to 4 megabits per second with the potential for more, while simultaneously effectively dealing with electrical noise and interference. Furthermore, such data transfer rates were delivered at a bandwidth of less than 1000 Hz, thereby achieving a bandwidth efficiency (measured as bits per second per Hz) greater than 4000. For comparison purposes, 4G cellular networks have a bandwidth efficiency of less than 6 due to their requirement of larger bandwidth resources. The demand for bandwidth resources will only grow with the upcoming 5G and proposed 6G networks. Accordingly, further research of our PLC technology is warranted as it shows promise for increased data transfer rates at a lower cost than either of the 5G and proposed 6G networks, particularly given such networks’ requirements for costly new infrastructure and bandwidth resources. Based on the promising results of our internal testing, we have begun designing a proprietary PLC microchip and have set an intended launch date for 2023.

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

In the fourth quarter of 2021, we hired the law firm of Knobbe Martens, Olson & Bear, LLP to serve as outside intellectual property counsel for the Company. The firm is working on further transferring the Company’s provisional patent applications to formal patent applications which should number 13 according if all proceed according to plan. In addition, Knobbe Martens is also working on further filing four previously unfiled patents during the same timeframe and extending an existing patent application into Europe and Australia.

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

Results of Operations

For the three months ended March 31, 2022 compared to the three months ended March 31, 2021

Products and Services Performance

	For the three months ended March 31, 2022	For the three months ended March 31, 2021	Increase (Decrease) $
Agricultural Product Wholesale (Perfecular):	$72,042	$323,721	(251,679)
IoT sales (AVX):	53,929	19,399	34,530
IoT service (AVX):	31,196	20,343	10,853
Total revenue	$157,167	$363,463	(206,296)

Agricultural product wholesale (Perfecular): The decrease of agricultural product wholesale was due to inventory levels sector wide existing at high levels. Distributors across the hydroponic sector have shown increased inventories in their recent numbers since YE 2021 having inventory numbers 2x or more of YE 2020 levels in line with our understanding of the sector. We continue to hold that our inventory levels and price levels for that inventory coupled with our manufacturing capabilities place us at a relative advantage to continue to capitalize on future product opportunities.

IoT sales (AVX): Our AVX growth this quarter was a direct result of the bifurcation of our teams to service different geographies and demographics in the Southern Californian market. While we kept our footprint in the West Los Angeles market geography, teams were built to service areas like Diamond Bar and Irvine possessing different high-end demographics suited to home automation as well. We plan to further increase this strategy in the near-term future.

IoT service (AVX): Along with the IoT sales growth, our IoT service revenues increased as well, playing into the same catalysts. In the future, we do plan for more recurring service revenues also with or implementation of follow-on maintenance contracts for new and existing clients.

Revenue

Our consolidated gross revenue for the three months ended March 31, 2022 and 2021 was $157,167 and $363,463, respectively, which included revenue from related parties of $31,542 and $10,191, respectively. Revenue for the three months ended March 31, 2022 decreased $206,296 due to sales decrease from major customer of Perfecular and AVX Design & Integration Inc. being unable to generate more service work or develop a big project of high competitive environment in Los Angeles area.

Cost and Operating Expenses

The major components of our cost and operating expenses for the three months ended March 31, 2022 and 2021 are  outlined in the table below:

	For the three months ended March 31, 2022	For the three months ended March 31, 2021	Increase (Decrease) $
Cost of revenue, excluding depreciation & amortization	143,091	$292,263	$(149,172)
Selling expense	38,339	512	37,827
Compensation – officers and directors	76,040	39,100	36,940
Research and development	561,744	63,150	498,594
Professional fees	360,866	270,709	90,157
General and administrative	900,948	416,922	484,026
Total costs and operating expenses	$2,081,028	$1,082,656	$998,372

Cost of revenue, excluding depreciation and amortization for the three months ended March 31, 2022 was $143,091, compared to $292,263 for the three months ended March 31, 2021. This decrease in cost of revenue was related to the decrease in revenues.

Selling expense for the three months ended March 31, 2022 was $38,339, compared to $512 for the three months ended March 31, 2021. Selling expense incurred was mainly from third party advertising fees. The increase of selling expense was due to an increase in advertising fees.

Compensation – officers and directors were $76,040 and $39,100 for the three months ended March 31, 2022 and 2021, respectively. The increase was due to grant employee compensation.

Research and development costs were $561,744 and $63,150 for the three months ended March 31, 2022 and 2021, respectively. The increase was due to an increase research and development employee compensation and China research and development costs.

Professional fees were $360,866 during the three months ended March 31, 2022 compared to $270,709 during the three months ended March 31, 2021. The increase in professional fees mainly resulted from the pending litigation compared to the prior period.

General and administrative expenses of $900,948 incurred during the three months ended March 31, 2022 primarily consisted of stock-based compensation of $236,375, employee compensation of $193,930, insurance expense of $176,915, salaries of $137,162, rent of $75,597 and depreciation expense of $40,163  . General and administrative expenses of $416,922 incurred during the three months ended March 31, 2021 primarily consisted of stock-based compensation of $118,838, salaries of $136,483, insurance expense of $42,579 and depreciation expense of $40,537.

Other Income

During the three months ended March 31, 2022 and 2021, we incurred total other income of $54,931 and $36,677, respectively. The increase in other income was due to increase investment income in current period.

Net Losses

During the three months ended March 31, 2022 and 2021, we incurred net losses of $1,868,930   and $682,516 respectively, due to the factors discussed above.

Liquidity and Capital Resources

Working Capital

	March 31, 2022	December 31, 2021
Current Assets	$8,274,005	$9,214,340
Current Liabilities	(624,857)	(571,442)
Working Capital	$7,649,148	$8,642,898

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

	For the three months ended March 31, 2022	For the three months ended March 31, 2021
Net cash used in operating activities	$(902,283)	$(438,775)
Net cash used in investing activities	(31,470)	–
Net cash provided by financing activities	–	1,763,697
Effect of exchange rate	24	–
Net change in cash	$(933,729)	$1,324,922

Cash Flows from Operating Activities

Our net cash outflows from operating activities of $902,283 for the three months ended March 31, 2022 was primarily the result of our net loss of $1,868,930 and changes in our operating assets and liabilities offset by the add-back of non-cash expenses. The change in operating assets and liabilities includes an increase in accounts receivable of $96,258, an increase in accounts receivable – related party of $70,816, an increase in inventories of $5,067, a decrease in other receivable of $13,057, a decrease in prepaid expense of $148,616, an increase in deposit of $35,142, a decrease in operating lease right-of-use asset of $150,623, an increase in accounts payable and accrued liabilities of $38,000, a decrease in other current liabilities of $17,135, a decrease in lease liabilities of $123,951, an increase in other liabilities of $14,736. Non-cash expense included add-backs of $42,080 in bad debt expense, $25,006 in reduction of inventory fair value adjustments, $40,165 in depreciation expense, $656,370 in stock-based compensation - shares, $8,000 in stock-based compensation - services, and $228,375 in stock option compensation.

Our net cash outflows from operating activities of $438,755 for the three months ended March 31, 2021 was primarily the result of our net loss of $682,516 and changes in our operating assets and liabilities offset by the add-back of non-cash expenses. The change in operating assets and liabilities includes an increase in accounts receivable of $165,725, decrease in inventory of $20,975, decrease in prepaid expenses of $53,340, decrease in deposits of $100,000, decrease in operating lease right-of use assets of $11,542, increase in accounts payable and accrued liabilities of $142,464, decrease in accounts payable – related party of $17,471, decrease in lease liabilities of $12,379 and decrease in customer deposit of $53,450. Non-cash expense included add-backs of $8,357 in bad debt expense, $3,287 in reduction of inventory reserve, $40,537 in depreciation expense, $12,000 in stock-based compensation, and $106,838 in stock option compensation.

We expect that cash flows from operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our net revenues and operating results, utilization of new revenue streams, collection of accounts receivable, and timing of billings and payments.

Cash Flows from Investing Activities

For the three months ended March 31, 2022 we had cash outflow from investing activities of $31,470 from the purchase of property and equipment. There were no investing activities for the three months ended March 31, 2021

Cash Flows from Financing Activities

There were no financing activities for the three months ended March 31, 2022. For the three months ended March 31, 2021 the Company obtained $267,297 in SBA loan, received $1,500,000 in bank loan, and repaid $3,600 in bank loan, resulting in cash inflow of $1,763,697.

Going Concern

In the long term, the continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to repay its debt obligations, to obtain necessary equity financing to continue operations, and the attainment of profitable operations. For the three months ended March 31, 2022, the Company had a net loss of $1,868,930   and negative cash flow from operating activities of $902,283. With the January 1, 2022 beginning cash amount of $8,678,665, the Company will have enough cash to cover its projected annual cash burn rate of $3,152,618, which is an increase from the previous year. This is a result of coming off of a year where the company completed an uplisting transaction causing a greater than normal amount of expenditure, especially within professional service fees. Overall, the Company has adequate cash for the Company to continue operation as a going concern throughout 2022 without any additional capital raise. As a result, the previous factors raising substantial doubt to continue as a going concern have been alleviated for the following year.

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation SK.

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

Our management concluded we did not maintain effective controls over the Company’s financial reporting. The material weaknesses in our internal control over financial reporting, caused principally by inadequate staffing and technical expertise in key positions, resulted in overly relying on outside consultants to make numerous adjustments to our financial statements. Additionally, the significant deficiencies or material weaknesses could result in future material misstatement of the consolidated financial statements that would not be prevented or detected. Management has concluded that the identified control deficiencies constitute a material weakness.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

The following financial information is filed as part of this report:

(a)	(1) FINANCIAL STATEMENTS

(2) SCHEDULES

(3) EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit Number	Description

10.1	Promissory Note with Chase Bank, dated March 10, 2021 for $108,750 SBA Loan, as filed with the SEC on March 23, 2021.
10.2	Secured Promissory Note with East West Bank, dated January 8, 2021 for $1,500,000, as filed with the SEC on March 23, 2021.
10.3	Loan Agreement with Golden Sunrise Investment LLC, dated March 15, 2021 for $1,500,000, as filed with the SEC on March 23, 2021.
10.4	Company Guarantee Agreement with Golden Sunrise Investment LLC dated March 15, 2021, as filed with the SEC on March 23, 2021.
10.5	Secured Promissory Note with Golden Sunrise Investment LLC dated March 15, 2021 for $1,500,000, as filed with the SEC on March 23, 2021.
31.1	Certification of CEO pursuant to Sec. 302
31.2	Certification of CFO pursuant to Sec. 302
32.1	Certification of CEO pursuant to Sec. 906
32.2	Certification of CFO pursuant to Sec. 906
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Focus Universal Inc.

Dated: May 16, 2022	By:	/s/ Desheng Wang Desheng Wang Chief Executive Officer

Dated: May 16, 2022	By:	/s/ Duncan Lee Duncan Lee Chief Financial Officer

