Form 10-Q
period 2022-06-30
FOCUS UNIVERSAL INC.
filed 2022-08-12
CIK 1590418

Table of Contents

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2022

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

As of August 12, 2022, registrant had 43,423,517 shares outstanding of the registrant's common stock at a par value of $0.001 per share.

FORM 10-Q

FOCUS UNIVERSAL INC.

2

PART I.  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to Focus Universal Inc.

ITEM 1.  FINANCIAL STATEMENTS

FOCUS UNIVERSAL INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3

FOCUS UNIVERSAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current Assets:
Cash	$6,660,408	$8,678,665
Accounts receivable, net	167,622	177,315
Accounts receivable – related party	88,270	15,176
Inventory	56,258	22,889
Other receivables	–	13,057
Prepaid expenses	197,719	301,270
Marketable equity securities	163,490	–
Deposit - current portion	5,968	5,968
Total Current Assets	7,339,735	9,214,340

Property and equipment, net	4,310,125	4,353,340
Operating lease right-of-use asset	215,750	420,137
Deposits	36,235	33,933

Total Assets	$11,901,845	$14,021,750

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$187,266	$293,354
Other current liabilities	12,898	23,902
Loan, current portion	–	132,618
Lease liability, current portion	114,119	121,568
Total Current Liabilities	314,283	571,442

Non-Current Liabilities:
Lease liability, less current portion	231,271	302,387
Loan, less current portion	–	25,929
Other liability	14,735	–
Total Non-Current Liabilities	246,006	328,316

Total Liabilities	560,289	899,758

Contingencies (Note 13)

Stockholders' Equity:
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 43,413,517 shares issued and outstanding as of June 30, 2022 and 43,259,741 shares issued and outstanding as of December 31, 2021	43,413	43,259
Additional paid-in capital	26,480,424	24,093,075
Shares to be issued, common shares	684,920	1,922,753
Accumulated deficit	(15,867,318)	(12,937,091)
Accumulated other comprehensive income (loss)	117	(4)
Total Stockholders' Equity	11,341,556	13,121,992

Total Liabilities and Stockholders' Equity	$11,901,845	$14,021,750

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOCUS UNIVERSAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$62,364	$256,730	$187,989	$610,002
Revenue - related party	2,278	4,950	33,820	15,141
Total Revenue	64,642	261,680	221,809	625,143

Cost and Operating Expenses:
Cost of revenue, excluding depreciation & amortization	57,472	208,583	200,563	500,846
Selling expense	17,548	446	55,887	958
Compensation - officers	34,000	34,000	110,040	73,100
Research and development	167,361	47,222	729,105	110,372
Professional fees	174,341	186,765	535,207	457,475
General and administrative	819,268	448,199	1,720,216	865,120
Total Operating Expenses	1,269,990	925,215	3,351,018	2,007,871

Loss from Operations	(1,205,348)	(663,535)	(3,129,209)	(1,382,728)

Other Income (Expense):
Interest income (expense), net	256	(15,223)	250	(22,756)
Unrealized loss on marketable equity securities	(74,626)	–	(74,626)	–
Realized gain on marketable equity securities	–	–	10,281	–
Other income (expense), net	218,421	198,613	263,077	242,823
Total other income (expense)	144,051	183,390	198,982	220,067

Loss before income taxes	(1,061,297)	(480,145)	(2,930,227)	(1,162,661)

Income tax expense	–	–	–	–

Net Loss	$(1,061,297)	$(480,145)	$(2,930,227)	$(1,162,661)

Other comprehensive items
Foreign currency translation gain and (loss)	(431)	–	121	–

Total comprehensive loss	$(1,061,728)	$(480,145)	$(2,930,106)	$(1,162,661)

Weight Average Number of Common Shares Outstanding: Basic and Diluted	43,396,719	40,959,741	43,328,608	40,959,741

Net Loss per common share: Basic and Diluted	$(0.02)	$(0.01)	$(0.07)	$(0.03)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOCUS UNIVERSAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

 FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Unaudited)

	Common stock		Additional	Shares to be Issued		Accumulated Other	Total
Description	Shares	Amount	Paid-In Capital	Common Shares	Accumulated Deficit	Comprehensive Income (Loss)	Stockholders’ Equity
Balance - March 31, 2022	43,259,741	$43,259	$24,321,450	$2,587,123	$(14,806,021)	$548	$12,146,359

Stock based compensation -options	–	–	228,375	–	–	–	228,375

Stock based compensation - shares	–	–	–	28,550	–	–	28,550

Common stock to be issued for services	153,776	154	1,930,599	(1,930,753)	–	–	–

Other comprehensive loss	–	–	–	–	–	(431)	(431)

Net loss	–	–	–	–	(1,061,297)	–	(1,061,297)

Balance – June 30, 2022	43,413,517	$43,413	$26,480,424	$684,920	$(15,867,318)	$117	$11,341,556

Balance - March 31, 2021	40,959,741	$40,959	$14,487,896	$110,709	$(10,398,630)	$–	$4,240,934

Stock based compensation -options	–	–	106,837	–	–	–	106,837

Common stock to be issued for services	–	–	–	12,000	–	–	12,000

Net loss	–	–	–	–	(480,145)	–	(480,145)

Balance – June 30, 2021	40,959,741	$40,959	$14,594,733	$122,709	$(10,878,775)	$–	$3,879,626

	Common stock		Additional	Shares to be Issued		Accumulated Other	Total
Description	Shares	Amount	Paid-In Capital	Common Shares	Accumulated Deficit	Comprehensive Income (Loss)	Stockholders’ Equity
Balance - December 31, 2021	43,259,741	$43,259	$24,093,075	$1,922,753	$(12,937,091)	$(4)	$13,121,992

Stock based compensation -options	–	–	456,750	–	–	–	456,750

Stock based compensation - shares	–	–	–	692,920	–	–	692,920

Common stock to be issued for services	153,776	154	1,930,599	(1,930,753)	–	–	–

Other comprehensive loss	–	–	–	–	–	121	121

Net loss	–	–	–	–	(2,930,227)	–	(2,930,227)

Balance – June 30, 2022	43,413,517	$43,413	$26,480,424	$684,920	$(15,867,318)	$117	$11,341,556

Balance - December 31, 2020	40,959,741	$40,959	$14,381,058	$98,709	$(9,716,114)	$–	$4,804,612

Stock based compensation - options	–	–	213,675	–	–	–	213,675

Common stock to be issued for services	–	–	–	24,000	–	–	24,000

Net loss	–	–	–	–	(1,162,661)	–	(1,162,661)

Balance – June 30, 2021	40,959,741	$40,959	$14,594,733	$122,709	$(10,878,775)	$–	$3,879,626

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOCUS UNIVERSAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net Loss	$(2,930,227)	$(1,162,661)
Adjustments to reconcile net loss to net cash from operating activities:
Bad debt expense	57,147	5,749
Inventory fair value adjustments	(25,617)	(1,329)
Depreciation expense	82,063	80,872
Unrealized loss on marketable equity securities	74,626	–
Realized gain on marketable equity securities	(10,281)	–
Gain on forgiveness of debt	(158,547)	(151,500)
Stock-based compensation – shares	692,920	–
Stock-based compensation – services	–	24,000
Stock option compensation – options	456,750	213,675
Changes in operating assets and liabilities:
Accounts receivable	(47,454)	40,219
Accounts receivable - related party	(73,094)	(5,016)
Inventories	(7,752)	32,248
Other receivable	13,057	(2,400)
Prepaid expenses	103,083	(98,821)
Deposit	(4,008)	100,000
Operating lease right-of-use asset	190,790	23,553
Accounts payable and accrued liabilities	(106,104)	32,400
Accounts payable - related party	–	(17,471)
Other current liabilities	(17,135)	164
Customer deposit	6,131	(52,751)
Lease liabilities	(60,576)	(25,228)
Other liabilities	14,736	–
Net cash flows used in operating activities	(1,749,492)	(964,297)

Cash flows from investing activities:
Purchase of property and equipment	(39,702)	–
Purchase of marketable securities	(708,359)	–
Proceeds from sale of marketable securities	480,524	–
Net cash flows used in investing activities	(267,537)	–

Cash flows from financing activities:
Proceeds from SBA loan	–	267,297
Repayment on SBA loan	–	(227)
Proceeds from bank loan	–	1,500,000
Prepayment on bank loan	–	(4,663)
Net cash flows provided by financing activities	–	1,762,407

Effect of exchange rate	(1,228)	–

Net change in cash	(2,018,257)	798,110

Cash beginning of period	8,678,665	583,325

Cash end of period	$6,660,408	$1,381,435

Supplemental cash flow disclosure:
Cash paid for income taxes	$–	$–
Cash paid for interest	$6,153	$19,267

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOCUS UNIVERSAL INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2022 AND 2021

(UNAUDITED)

Note 1 – Organization and Operations

Focus Universal Inc. (“Focus”) was incorporated under the laws of the State of Nevada on December 4, 2012 (“Inception”). Focus Universal Inc. is a universal smart instrument developer and manufacturer focused on the internet of things (“IoT”) industry, headquartered in Ontario, California, specializing in the development and commercialization of novel and proprietary universal smart technologies and instruments that solve problems plaguing the internet of things (“IoT”) industry by: (1) increasing overall chip integration by shifting it to the device level; (2) creating a faster 5G cellular technology by using Ultra-narrowband technology; (3) leveraging ultra-narrowband power line communication (“PLC”) technology; and (4) User Interface Machine auto generation technology. Universal smart technology is an off-the-shelf technology utilizing an innovative hardware integrated platform. The Focus platform provides a unique and universal combined wired and wireless solution for embedded design, industrial control, functionality test, and parameter measurement instruments and functions. The Company’s smart technology software utilizes a smartphone, computer, or a mobile device as an interface platform and display that communicates and works in tandem with a group of external sensors or probes, or both. The external sensors and probes may be manufactured by different vendors, but the universal smart technology functions in a manner that does not require the user to have extensive knowledge of the unique characteristics of the function of each of the sensors and probes. The universal smart instrument Focus developed (the “Ubiquitor”) consists of a reusable foundation component which includes a wireless gateway (which allows the instrument to connect to the smartphone via Bluetooth and WiFi technology), universal smart application software (“Application”) which is installed on the user’s smartphone or other mobile device and allows monitoring of the sensor readouts on the smartphone screen. The Ubiquitor also connects to a variety of individual scientific sensors that collect data, from moisture, light, airflow, voltage, and a wide variety of applications. The data is then sent through a wired or wireless connection, or a combination thereof to the smartphone or other mobile device and the data is organized and displayed on the smartphone screen. The smartphone or other mobile device, foundation, and sensor readouts together perform the functions of many traditional scientific and engineering instruments and are intended to replace the traditional, wired stand-alone instruments at a fraction of their cost. Focus Universal is also developing ultra-narrow band technology that is hopefully capable of overcoming the noise problems communicating through power lines that have hindered the industry for over a century. Focus Universal’s wireless communication technology may allow for longer-range coverage, might be more energy effective and management believes has much faster data sending speeds than the current 5G technology speeds being used.

Perfecular Inc. (“Perfecular”), a wholly-owned subsidiary of Focus, was founded in September 2009 and is headquartered in Ontario, California, and is engaged in designing certain digital sensor products and sells a broad selection of horticultural sensors and filters in North America and Europe.

AVX Design & Integration, Inc. (“AVX”) was incorporated on June 16, 2000 in the state of California. AVX is an IoT installation and management company specializing in high performance and easy to use Audio/Video, Home Theater, Lighting Control, Automation and Integration. Services provided by AVX include full integration of houses, apartment, commercial complex, office spaces with audio, visual and control systems to fully integrate devices in the low voltage field. AVX’s services also include partial equipment upgrade and installation.

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

Going Concern

In the long term, the continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to repay its debt obligations, to obtain necessary equity financing to continue operations, and the attainment of profitable operations. For the six months ended June 30, 2022, the Company had a net loss of $2,930,227 and negative cash flow from operating activities of $1,749,492. With the January 1, 2022 beginning cash amount of $8,678,665, the Company will have enough cash to cover its projected annual cash burn rate of $3,152,618 which is an increase from the previous year. This is a result of coming off of a year where the company completed an uplisting transaction causing a greater than normal amount of expenditure, especially in professional fees. Overall, the Company has adequate cash for the Company to continue operation as a going concern throughout 2022 without any additional capital raise. As a result, the previous factors raising substantial doubt to continue as a going concern have been alleviated for the following year.

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

Cash

The Company considers all highly liquid investments with a maturity of three months or less to be cash. At times, such investments may be in excess of Federal Deposit Insurance Corporation (FDIC) insurance limit. As of June 30, 2022 and December 31, 2021, approximately $5,719,087 and $7,464,846 of the Company’s cash was not insured by the FDIC. There were no cash equivalents held by the Company as of June 30, 2022 and December 31, 2021.

Accounts Receivable

The Company grants credit to clients that sell the Company’s products or engage in construction service under credit terms that it believes are customary in the industry and do not require collateral to support customer receivables. The accounts receivable balances are generally collected within 30 to 90 days of the product sale.

Allowance for doubtful accounts

The Company estimates an allowance for doubtful accounts based on historical collection trends and review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. As of June 30, 2022 and December 31, 2021, allowance for doubtful accounts amounted to $143,782 and $86,635, respectively.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company limits its exposure to credit loss by investing its cash with high credit quality financial institutions.

Inventory

Inventory consists primarily of parts and finished goods and is valued at the lower of the inventory’s cost or net realizable value under the first-in-first-out method. Management compares the cost of inventory with its market value and a fair value adjustment is made to write down inventory to market value, if lower. Inventory allowances are recorded for obsolete or slow-moving inventory based on assumptions about future demand and marketability of products, the impact of new product introductions and specific identification of items, such as discontinued products. These estimates could vary significantly from actual requirements, for example, if future economic conditions, customer inventory levels or competitive conditions differ from expectations. The Company regularly reviews the value of inventory based on historical usage and estimated future usage. If estimated realized value of our inventory is less than cost, we make provisions in order to reduce its carrying value to its estimated market value. As of June 30, 2022 and December 31, 2021, inventory fair value adjustments amounted to $43,323 and $68,940, respectively.

Marketable Securities

The Company invests part of its excess treasury cash in equity securities and money market funds according to company treasury and investment policies. Marketable securities represent trading securities bought and held primarily for sale in the near-term to generate income on short-term price differences and are stated at fair value. Realized and unrealized gains and losses are recorded in other income (expense), net.

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

Long-Lived Assets

The Company applies the provisions of FASB ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that those fair values are reduced for the cost of disposal. Long-term assets of the Company are reviewed when circumstances warrant as to whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. Based on its review at June 30, 2022 and December 31, 2021, the Company believes there was no impairment of its long-lived assets.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the warrants was estimated using a Black-Scholes pricing model (see Note 11). The Company does not have any outstanding warrants as of June 30, 2022 and December 31, 2021, respectively.

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

To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

☐	Level 1: Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

☐	Level 2: Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

☐	Level 3: Pricing inputs that are generally unobservable inputs and not corroborated by market data.

The following table summarize financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2022:

	June 30, 2022 (unaudited)
	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
Assets
Marketable securities:
Stock	$163,490	$–	$–	$163,490
Total assets measured at fair value	$163,490	$–	$–	$163,490

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

Comprehensive Income (Loss)

Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income (loss) as these amounts are recorded directly as an adjustment to stockholders’ equity. The Company’s other comprehensive loss for the six months ended June 30, 2022 and for the years ended December 31, 2021 was comprised of foreign currency translation adjustments.

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

Income taxes are accounted for using the asset and liability method. Deferred income taxes are provided for temporary differences in recognizing certain income, expense and credit items for financial reporting purposes and tax reporting purposes. Such deferred income taxes primarily relate to the difference between the tax basis of assets and liabilities and their financial reporting amounts. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates applicable to the future years in which deferred tax assets or liabilities are expected to be settled or realized. There was no material deferred tax asset or liabilities as of June 30, 2022 and December 31, 2021.

As of June 30, 2022 and December 31, 2021, the Company did not identify any material uncertain tax positions.

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

Six Months Ended June 30,	2022	2021
Stock options	367,787	262,500
Total	367,787	262,500

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

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions. The resulting exchange difference, presented as foreign currency transaction loss, is included in the accompanying unaudited condensed consolidated statements of operations. The exchange rates used for unaudited condensed consolidated financial statements are as follows:

	Average Rate for the Six Months Ended June 30,
	2022 (Unaudited)		2021 (Unaudited)
China Yuan (RMB)	RMB	6.4749	RMB	6.4721
United States Dollar ($)		$1.0000		$1.0000

	Exchange Rate at
	June 30, 2022 (Unaudited)		December 31, 2021
China Yuan (RMB)	RMB	6.6964	RMB	6.3641
United States Dollar ($)		$1.0000		$1.0000

Note 3 – Recent Accounting Pronouncement

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

Note 4 – Inventory

At June 30, 2022 and December 31, 2021, inventory consisted of the following:

	June 30, 2022	December 31, 2021
Parts	$21,480	$12,470
Finished goods	34,778	10,419
Inventory	$56,258	$22,889

Note 5 – Deposits

Deposit balance as of June 30, 2022 amounted to $42,203 for lease agreement and utility deposit and third-party payroll service deposit. Deposit balance as of December 31, 2021 amounted to $39,901 for   lease agreement and utility deposit.

Note 6 – Property and Equipment

At June 30, 2022 and December 31, 2021, property and equipment consisted of the following:

	June 30, 2022	December 31, 2021
Warehouse	$3,789,773	$3,789,773
Land	731,515	731,515
Building improvement	240,256	238,666
Furniture and fixture	38,103	27,631
Equipment	98,109	71,368
Software	1,995	1,995
Total cost	4,899,751	4,860,948
Less accumulated depreciation	(589,626)	(507,608)
Property and equipment, net	$4,310,125	$4,353,340

Depreciation expense for the six months ended June 30, 2022 and 2021 amounted to $82,063 and $80,872, respectively.

The Company purchased a warehouse in Ontario, California in September 2018 and leased an unused portion to a third party. The tenant paid $12,335 as security deposit, shown as non-current liabilities as of June 30, 2022 and other liability in other current liability as of December 31, 2021.

Note 7 – Related Party Transactions

Revenue generated from Vitashower Corp., a company owned by the Chief Executive Officer’s wife, amounted to $31,542 and $15,141 for the six months ended June 30, 2022 and 2021, respectively. Account receivable balance due from Vitashower Corp. amounted to $85,992 and $15,176 as of June 30, 2022 and December 31, 2021, respectively. Purchases generated from Vitashower Corp. amounted to $0 and $0 for the six months ended June 30, 2022 and 2021, respectively. There were accounts payable balances of $0 and $0 due to Vitashower Corp. as of June 30, 2022 and December 31, 2021, respectively.

Service revenue generated from one of the Company’s directors, amounted to $2,278 and $0 for the six months ended June 30, 2022 and 2021, respectively. Account receivable balance due from this director amounted to $2,278 and $0 as of June 30, 2022 and December 31, 2021, respectively.

Compensation for services provided by the President and Chief Executive Officer for the six months ended June 30, 2022 and 2021 amounted to $60,000 and $60,000, respectively. Of subsequent note, Tianjin Guanglee was once owned by the Chief Executive Officer Desheng Wang, as fully disclosed in the annual report in 2017. Since then, during 2018, the entity was transferred to another individual and was not considered a related party transaction per guidelines, and further subsequent changes to the vendor are noted in Note 8 found below.

Note 8 – Business Concentration and Risks

Major customers

Three customers accounted for 34% of the total accounts receivable as of June 30, 2022 and one customer accounted for 48% of the total accounts receivable as of December 31, 2021, respectively. These three customers accounted for 54% of the total revenue for the six months ended June 30, 2022 and one customer accounted for 78% of total revenue for the six months ended June 30, 2021, respectively.

Major vendors

One vendor, Tianjin Guanglee, accounted for 0% and 0% of total accounts payable at June 30, 2022 and December 31, 2021, respectively. This same vendor, Tianjin Guanglee, accounted for 24% and 77% of the total purchases for the six months ended June 30, 2022 and 2021, respectively. Of subsequent note, Tianjin Guanglee was once owned by the Chief Executive Officer Desheng Wang, as fully disclosed in the annual report in 2017. In 2018, Dr. Wang transferred the ownership of the entity to an unrelated third party in a transaction not considered a related party transaction per the guidelines.

Note 9 – Lease

The Company recorded its operating lease expense of $237,045 and $32,590 for the six months ended June 30, 2022 and 2021, respectively.

On April 8, 2015, AVX Design & Integration Inc. entered an eighty-six month commercial lease with a third party for an approximately 2,592 square foot office space. The lease commenced on July 1, 2015, and will end on August 31, 2022. The monthly rent is $4,536 with approximately a 3% increase rate in each additional year. The incremental borrowing rate for a lease is the rate of interest the Company would have to pay on a collateralized basis to borrow an amount equal to the lease payments for the asset under similar term, which is 15%. Lease expense for the lease is recognized on a straight-line basis over the lease term. As of August, the company has not entered into any new commercial lease for AVX Design & Integration Inc.

On December 7, 2021, Focus Universal (Shenzhen) Technology Co. LTD entered into a thirty-eight month commercial lease with a third party for an approximately 5,895 square foot office space. The lease commenced on December 25, 2021 and will end on February 28, 2025. The monthly rent is RMB70,097 (approximately $11,053) with approximately an 11.1% to 12.5% increase rate in each additional year. The incremental borrowing rate for a lease is the rate of interest the Company would have to pay on a collateralized basis to borrow an amount equal to the lease payments for the asset under similar term, which is 10%. Lease expense for the lease is recognized on a straight-line basis over the lease term.

Operating lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. As of June 30, 2022 and December 31, 2021, operating lease right-of use assets and lease liabilities were as follows:

	June 30, 2022	December 31, 2021
Operating lease right-of-use assets	$215,750	$420,137
Lease liabilities, current portion	$114,119	$121,568
Lease liabilities, less current portion	$231,271	$302,387

Lease term and discount rate:

	June 30, 2022	December 31, 2021
Weighted average remaining lease term
Operating lease	0.17 to 2.67 years	0.67 to 3.17 years
Weighted average discount rate
Operating lease	10% - 15%	10% - 15%

The minimum future lease payments are as follows:

Amount
Year ending December 31, 2022	$73,964
Year ending December 31, 2023	140,008
Year ending December 31, 2024	155,709
Year ending December 31, 2025	26,170
Total minimum lease payment	395,851
Less: imputed interest	(50,463)
Present value of future minimum lease payments	$345,389

Note 10 – Loans

Paycheck Protection Program

On March 2, 2021, Perfecular Inc. entered into an agreement to receive a U.S. Small Business Administration Loan (“SBA Loan”) from Wells Fargo related to the COVID-19 pandemic in the amount of $158,547, which we received on March 3, 2021. The SBA Loan has a fixed interest rate of 1 percent per annum and a maturity date two years from the date loan was issued. On April 4, 2022, the SBA authorized full forgiveness of this loan principal amount of $158,547 and $1,570 interest.

	June 30, 2022	December 31, 2021
SBA Loan	$–	$158,547
Less: current portion	–	(132,618)
Long term portion	$–	$25,929

Interest expense incurred from the loans amounted to $288 and $22,827 for the six months ended June 30, 2022 and 2021, respectively.

Note 11 – Stockholders’ Equity

Shares authorized

Upon formation, the total number of shares of all classes of stock that the Company is authorized to issue is seventy-five million (75,000,000) shares of common stock, par value $0.001 per share.

Common stock

During the six months ended June 30, 2022, the Company issued 153,776 shares of common stock.

On April 4, 2022, the Company issued 121,149 shares of its Common Stock to Boustead Securities LLC. (“Boustead”), which is the warrants exercised by Boustead on September 7, 2021 with the exercise price $6.25 and the shares were valued at $1,776,044 upon cashless exercise option of warrants related to completion of the Company’s public offering.

On May 2, 2022, the Company issued 32,627 shares to consultants in exchange for professional services rendered. The shares were valued at $154,709 based on the closing price of the Company’s common stock on the dates that the shares were deemed earned, according to the agreements.

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

As of June 30, 2022 and December 31, 2021 and 2020, the Company had 43,413,517 shares and 43,259,741 shares of common stock issued and outstanding, respectively.

Shares to be issued for compensation

The Company entered into agreements with third party consultants for financing and management consulting. The Company has incurred consulting service fees not paid in cash amounting to $8,000 for the three months ended June 30, 2022, which the Company intends to issue stock as compensation for services rendered. Expenses incurred and paid in shares as of June 30, 2022 amounted to $154,709.

On August 30, 2021, the Company entered into a Representative Common Stock Purchase Warrant agreement (“Warrant Agreement”) with its placement agent, Boustead for 161,000 shares and the exercise price is $6.25. Boustead exercised the warrants on September 7, 2021. The fair value of the warrants was $1,041,670 and $2,326,450 as of August 30 and September 7, 2021, respectively. For the year ended December 31, 2021, the Company recorded a loss from change in the fair value of warrant liability which amounted to a difference of $1,284,780.

These warrants were valued using a Black-Scholes pricing model with the following assumptions:

	August 30, 2021 (Initial	September 7,
	Measurement)	2021
Risk-free interest rate	0.77%	0.82%
Expected term	5 years	5 years
Expected volatility	194.37%	204.27%
Expected dividend yield	0%	0%
Fair value of units (using Black-Scholes)	$6.47	$14.45

This Warrant Agreement allowed for cashless exercise option, which is calculated by the percentage difference between exercise and trading price, which resulted in a reduced number of warrants being exercisable. On September 7, 2021, Boustead exercised 121,149 warrants with fair value of $1,776,044 upon cashless exercise option of warrants related to completion of the Company’s public offering. The shares will be issued six months after these warrants have been exercised. For the year ended December 31, 2021, the Company has a gain on settlement of derivative liability which amounted to $550,406. 121,149 shares were issued to Boustead which amounted to $17,776,044 as of June 30, 2022.

Employee compensation

On February 11, 2022 (“Vesting Date”), the Company entered into a Restricted Stock Award Agreement (“Award Agreement”) with nine employees for 290,000 shares of the $0.001 par value voting common stock subject to the terms and to the fulfillment of the conditions set in the plan. The first 20% of the restricted shares was granted and vested on February 11, 2022. 20% of the restricted shares will vest on each anniversary of the Vesting Date until fourth anniversary of the Vesting Date. There were 58,000 shares granted as of March 31, 2022. The fair value of above employee compensation was $609,580 as of June 30, 2022.

In November 2021, the Company entered into a one-year employment agreement with VP of Finance and Head of Investor Relations of the Company, pursuant to which the Company rewards 10,000-share bonus consisting of shares of $0.001 par value voting common stock, which will be granted in 2,500 blocks every quarter based on certain performance metrics.

During the six months ended June 30, 2022, the Company recognized VP of Finance and Head of Investor Relations of the Company employee compensation amount of $75,340. During the six months ended June 30, 2022 and 2021, the Company total employee compensation amount were $684,920 and $0, respectively.

Stock options

On August 6, 2019, each member of the Board was granted 30,000 options to purchase shares at $5.70 per share.

On January 4, 2021, each member of the Board was granted 15,000 options to purchase shares at $3.00 per share.

On December 31, 2021, each member of the Board was granted 15,000 options to purchase shares at $8.86 per share.

As of December 31, 2021, there were 420,000 options granted, 315,288 options vested, 104,713 options unvested, and 420,000 outstanding stock options.

For the six months ended June 31, 2022 and 2021, the Company’s stock option compensation expenses amounted to $456,750 and $213,675, respectively.

The fair value of the stock options listed above was determined using the Black-Scholes option pricing model with the following assumptions:

	June 30, 2022	June 30, 2021
Risk-free interest rate	0.93 – 1.52%	0.93%
Expected life of the options	10 years	10 years
Expected volatility	122.93 – 148.18%	122.93%
Expected dividend yield	0%	0%

The following is a summary of the option activity from December 31, 2021 to June 30, 2022:

Options	Shares	Weighted average exercise price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2021	420,000	$5.82	8.56	–
Granted	–	$–	–	–
Exercised	–	$–	–	–
Forfeited or expired	–	$–	–	–
Outstanding at June 30, 2022	420,000	$5.82	8.56	2,354,100
Vested as of June 30, 2022	367,787	$5.38	8.35	2,220,435
Exercisable at June 30, 2022	367,787	$5.38	8.35	2,220,435

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

	Six Months Ended June 30, 2022
	Corporate	Perfecular	AVX	Total

Revenue	$–	$47,650	$140,339	$187,989
Revenue - related party	–	31,542	2,278	33,820
Total revenue	–	79,192	142,617	221,809

Cost and Operating Expenses
Cost of Revenue, excluding depreciation & amortization	–	60,702	139,861	200,563
Selling expense	–	48,085	7,802	55,887
Compensation - officers and directors	110,040	–	–	110,040
Research and development	729,105	–	–	729,105
Professional fees	522,546	–	12,661	535,207
General and administrative	446,576	1,141,522	132,118	1,720,216
Total Cost and Operating Expenses	1,808,267	1,250,309	292,442	3,351,018

Loss from Operations	(1,808,267)	(1,171,117)	(149,825)	(3,129,209)

Other Income (Expense):
Interest income (expense), net	490	(288)	48	250
Unrealized loss on marketable equity securities	(74,626)	–	–	(74,626)
Realized gain on marketable equity securities	10,281	–	–	10,281
Other income (expense), net	105,560	160,117	(3,600)	263,077
Total other income (expense)	42,705	159,829	(3,552)	198,982

Loss before income taxes	(1,765,562)	(1,011,288)	(153,377)	(2,930,227)

Tax expense	–	–	–	–

Net Loss	$(1,765,562)	$(1,011,288)	$(153,377)	$(2,930,227)

Note 13 – Commitments and Contingencies

In the normal course of business or otherwise, the Company may become involved in legal proceedings. The Company will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees, and other directly related costs expected to be incurred. There were no recorded litigation loss contingencies as of June 30, 2022 and December 31, 2021.

Note 14 –Subsequent Events

Regarding election of directors, on August 10, 2022, the Board of Directors appointed Sean Warren to serve on the Board of Directors as an independent director. The appointment of Mr. Warren fills a board seat previously vacated by Mr. Greg Butterfield. As a director, Mr. Warren’s term begins August 10, 2022, and expires at the annual meeting of the stockholders to be held in 2023. It has been determined and accepted that Mr. Warren will serve as a member on the audit and compensation committees of the Board of Directors. Mr. Warren will have the same compensation arrangement for his service as the other independent directors. That compensation currently consists of cash compensation and an option grant.

Mr. Sean Warren is a seasoned executive with over 25 years of experience in technology and enterprise technology systems and has previously served on Focus Universal’s board of directors beginning on June 8, 2018. His areas of expertise include software development, cloud management, enterprise infrastructure development and full spectrum of IT compliance. Mr. Warren currently serves as the Vice President of OPSA Change Delivery for Wells Fargo and has since 2019. From 2016 to 2018, he served as Director of IT Operations at Domo, Inc. Mr. Warren has also previous served as the CIO of Mountain Medical, Veyo Medical and Vice President of IT at Larry Miller. He has also worked for technology companies including Omniture, Adobe. Mr. Warren graduated from Florida State University with a degree in accounting. He is qualified to serve as a director because of his accounting experience, his experience serving on public company boards and experience with the financial industry and information technology.

The Company has evaluated other subsequent events through the date these unaudited condensed consolidated financial statements were issued and determined that there were no other subsequent events or transactions other than this election of director event that require recognition or disclosures in the unaudited condensed consolidated financial statements.

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

Narrative Description of the Business

Focus Universal Inc. (the “Company,” “we,” “us,” or “our”) is a Nevada corporation. We have developed five proprietary technologies utilizing our patent portfolio which we believe solve the most fundamental problems plaguing the internet of things (“IoT”) industry through: (1) increasing overall chip integration by shifting integration from the component level   to the device level; (2) creating a faster 5G cellular technology by using ultra-narrowband technology; (3) leveraging ultra-narrowband power line communication (“PLC”) technology; (4) proprietary User Interface Machine auto generation technology; and (5) incorporating all our core technologies into a single chip. Our Universal Smart Technology is designed to overcome instrumentation interoperability and interchangeability. The electronic design starts from a 90% completed common foundation we call our universal smart instrumentation platform (“USIP”), instead of the current method of building each stand-alone instrument from scratch. Our method eliminates redundant hardware and software and results in significant cost savings and production efficiency. We have developed software machine auto generation technology to replace the manual software designs which are currently in use and cannot satisfy the exponential growth of future IoT industry demand. Our ultra-narrowband PLC enables our users to send data over existing electricity power cables and immediately establish a ubiquitous data network without substantial new investment for a dedicated wiring infrastructure. Our ultra-narrow band technology is capable of overcoming the noise problems communicating through power lines that have hindered our competitors for over a century. Our wireless communication technology allows for longer-range coverage, is more energy effective and has much faster data sending speeds than the current 5G technology speeds being used. We also provide sensor devices and are a wholesaler of various air filters and digital, analog, and quantum light meter systems.

For the three and six months ended June 30, 2022 and 2021, we generated significant amount of our revenue from sales of a broad selection of agricultural sensors and measurement equipment which is currently our primary business.

Our Current Products Include:

We are a wholesaler of various digital, analog, and quantum light meters and filtration products, including fan speed adjusters, carbon filters and HEPA filtration systems. We source these products from various manufacturers in China and then sell them to a major U.S. distributor, Hydrofarm, who resells our products directly to consumers through retail distribution channels and in some cases, places its own branding on our products.

Specifically, we sell the following products through Hydrofarm:

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

Ubiquitor Wireless Universal Sensor Device

We are developing a device we call the Ubiquitor, which replaces the functions of traditional digital measurement and sensing products by integrating many digital sensors and measurement tools into one single digital device. We believe the platform represents a technological advancement in the IoT marketplace by integrating large numbers of technologies, including cloud technology, wired and wireless communication technology, software programming, instrumentation technology, artificial intelligence, PLC, and sensor networking into a single platform. The result of such integration is a smaller, cheaper and faster circuit system design than those currently offered in the instrumentation market.

Our USIP technology that will make the Ubiquitor possible is an advanced software and hardware integrated instrumentation platform that uses a large-scale modular design approach. The large-scale modular design approach subdivides instruments into a foundation component (a USIP) and architecture-specific components (sensor nodes), which together replaces the functions of traditional instruments at a fraction of their cost. The USIP has an open architecture, incorporating a variety of individual instrument functions, sensors, and probes from different industries and vendors. The platform features the ability to connect potentially thousands of different sensors or probes, addressing major limitations present in traditional instrumentation systems.

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

We have created and assembled prototype models of the Ubiquitor in limited quantities and plan to expand our assembly in 2023. Our prototype Ubiquitor is compatible with standard desktop computers running either Windows OS or MacOS and Android- or iOS-based mobile devices and acts as a conduit that communicates with a group of sensors or probes manufactured by different vendors in a manner that requires the user to have little or no knowledge of their unique specifications. The data readout is displayed on the computer or mobile device display in application software we have created for use with a Windows PC and are creating for use with a Mac. We are designing the application software (the “App”) to have a graphical representation of control and indicator elements common in traditional tangible instruments, such as knobs, buttons, dials, and graphs, etc. Utilizing the Ubiquitor and the App, users and instrument manufacturers will be free to add, remove or change a sensor module for their special industrial or educational application without needing to create their own application software and design their own hardware. Our developers are designing and implementing a soft control touch screen interface that supports real-time data monitoring and facilitates instrument control and operation.

Recently, the Company has devoted a substantial number of resources to research and development in both the US and China to bring the Ubiquitor and its App to full production and distribution. We anticipate that the sales and marketing involved with bringing the Ubiquitor to market will require us to hire a number of new sales and marketing employees in order to gain traction in the market. We expect to continue this process throughout 2023. We intend to introduce the Ubiquitor in smart home installations to reduce costs and increase functionality, as well as implement the Ubiquitor device in greenhouses and other agricultural warehouses that require regulation of light, humidity, temperature, and other measurable scientific units required to create optimal growing conditions.

Our universal smart development protocol focuses not only on the design of the hardware and software modules but also on the design of the overall universal smart instruments system, guided by the principles of structure, universality and modularity. As mentioned, we believe we address the core and fundamental issues facing the IoT marketplace.

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

The physical hardware of the Ubiquitor will consist of:

1.	The sensor nodes, which come in hundreds of different varieties of sensor instruments in the form of a USB stick, with both male and female ports; and

2.	The Ubiquitor instrument as the main hardware gateway, which is a small cell phone-sized device with integrated circuits.

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

The Ubiquitor will be a general platform that collects data in real time, up to 100 Hz per second; and thus, is intended to be adapted to many industrial uses.

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

Our patented PLC is an innovative communication technology that enables sending data over existing power cables in the electric grid. Because PLC uses the existing power lines, it does not require substantial new investment for a dedicated wiring infrastructure. Existing power lines already form a distribution network that penetrates most residential, commercial, and industrial properties. Given that the power grid is, for the most part, an established ubiquitous network, we believe that PLC is potentially the most cost-effective, scalable interconnectivity approach for the backbone communication infrastructure required for the IoT. PLC allows IoT devices to be plugged into power outlets to establish a connection using the existing electrical wiring, permitting data sharing without the inconvenience of running dedicated network cables.

Historically, the primary design goal of the power line network was electric power distribution. The power line network was not originally designed to function as a communication channel. Consequently, while PLC has been around for many years, the harsh electrical noise present on power lines and variations in equipment and standards make communications over the power grid difficult and present several challenges for data transfer. Signals propagating along the power line are subjected to substantial amounts of noise, attenuation, and distortion. PLC is susceptible to noise from devices linked to the power supply infrastructure. Because of these factors, previous attempts at implementing PLC technology resulted in power companies and internet service providers deciding that the technology is not a viable means of delivering data or broadband internet access.

We have successfully developed ultra-narrowband PLC technology that we believe can transfer readable data through the power grid. According to our internal testing, our ultra-narrowband PLC technology can send and receive data without the customary interference that occurs in standard office and residential environments, achieving speeds of 4 Mbps at a bandwidth of less than 1000 Hz. To test noise interference and disturbance we utilized six industrial fans simultaneously, and no significant interference was found. By comparison, a single hair dryer will render legacy PLC technology completely useless. We have completed the development of our 4Mbps PLC modules and the printed circuit board layout. These modules will be used for IoT systems involving over 1,000 sensors.

Penetrating physical barriers like walls within a single floor or reaching out to different floors in a single building is a challenge for the wireless technology that current IoT systems are using. Moreover, wireless networks often face performance issues due to radio-frequency interference caused by microwave ovens, cordless telephones, or even Bluetooth devices at home. However, our PLC technology can reach every node connected via the power lines. Our technology converts virtually every standard wall socket into an access point, making it a more consistent and reliable system for crucial and sensitive operations. Our ultra-narrowband PLC technology’s ability to reach long distances via power lines becomes especially useful in commercial networks that require the ability to avoid physical barriers like walls, underground structures, and hills. We believe that our PLC technology can be an integral part of any smart city, community, or campus.

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

In the fourth quarter of 2021, we hired the law firm of Knobbe Martens, Olson & Bear, LLP to serve as outside intellectual property counsel for the Company. The firm is working on further transferring the Company’s provisional patent applications to formal patent applications which should number 13 according if all proceed according to plan. In addition, Knobbe Martens is also working on further filing four previously unfiled patents during the same timeframe and extending an existing patent application into Europe and Australia. In addition, in May 2022, the Company also engaged Chang & Hale, LLP law firm as suggested by our counsel at Knobbe, Martens, Olsen & Bear, LLP to assist with two new patents, however Knobbe Martens still remains our main IP counsel. In all, the company now has 24 total patents and patent applications in various phases with the US Patent and Trademark Office.

Competitors

There are several competitors we have identified, specifically in the wireless sensor node industry, including traditional instruments or devices manufacturers such as Hanna Instruments and Extech Instruments.

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

Results of Operations

For the three months ended June 30, 2022 compared to the three months ended June 30, 2021

Revenue

Our consolidated gross revenue for the three months ended June 30, 2022 and 2021 was $64,642 and $261,680, respectively, which included revenue from related parties of $2,278 and $4,950, respectively. Revenue for the three months ended June 30, 2022 decreased $197,038 due to sales decrease from major customer of Perfecular and AVX Design & Integration Inc. being unable to generate more service work or develop a big project of high competitive environment in Los Angeles area. Additionally, the company is midstream in shifting toward more higher technology products and revenues, and diversifying away from more generalized hydroponic equipment of which remain in higher inventory levels within the industry.

Cost and Operating Expenses

The major components of our cost and operating expenses for the three months ended June 30, 2022 and 2021 are outlined in the table below:

	For the three months ended June 30, 2022	For the three months ended June 30, 2021	Increase (Decrease) $
Cost of revenue, excluding depreciation & amortization	57,472	$208,583	$(151,111)
Selling expense	17,548	446	17,102
Compensation – officers and directors	34,000	34,000	–
Research and development	167,361	47,222	120,139
Professional fees	174,341	186,765	(12,424)
General and administrative	819,268	448,199	371,069
Total costs and operating expenses	$1,269,990	$925,215	$344,775

Cost of revenue, excluding depreciation and amortization for the three months ended June 30, 2022 was $57,472, compared to $208,583 for the three months ended June 30, 2021. This decrease in cost of revenue was related to the decrease in revenues.

Selling expense for the three months ended June 30, 2022 was $17,548, compared to $446 for the three months ended June 30, 2021. Selling expense incurred was mainly from third party advertising fees. The increase of selling expense was due to an increase in advertising fees.

Compensation – officers and directors were $34,000 and $34,000 for the three months ended June 30, 2022 and 2021, respectively.

Research and development costs were $167,361 and $47,222 for the three months ended June 30, 2022 and 2021, respectively. The increase was due to an increase research and development employee compensation and China research and development costs.

Professional fees were $174,341during the three months ended June 30, 2022, compared to $186,765 during the three months ended June 30, 2021. The decrease in third party consulting fee compared to the prior period.

General and administrative expenses of $819,268 incurred during the three months ended June 30, 2022 primarily consisted of stock-based compensation of $228,375, salaries of $178,530, rent of $161,448, insurance expense of $81,579, and depreciation expense of $41,899. General and administrative expenses of $448,199 incurred during the three months ended June 30, 2021 primarily consisted of stock-based compensation of $106,838, salaries of $75,845, insurance expense of $86,309 and depreciation expense of $39,156.

Other Income

Other income of $144,051 incurred during the three months ended June 30, 2022 primarily consisted of SBA PPP forgiveness loan of $158,547, unrealized loss on marketable equity securities of $74,626 and cancellation of debt of $20,000. Other income of $183,390 incurred during the three months ended June 30, 2021 primarily consisted of SBA PPP forgiveness loan of $151,500.

Net Losses

During the three months ended June 30, 2022 and 2021, we incurred net losses of $1,061,297 and $480,145 respectively, due to the factors discussed above.

For the six months ended June 30, 2022 compared to the six months ended June 30, 2021

Revenue

Our consolidated gross revenue for the six months ended June 30, 2022 and 2021 was $221,809 and $625,143, respectively, which included revenue from related parties of $33,820 and $15,141, respectively. Revenue for the six months ended June 30, 2022 decreased $403,334 due to sales decrease from Hydrofarm to Perfecular and AVX Design & Integration Inc. being unable to generate more service work or develop a big project in the highly competitive environment of the Los Angeles area. As mentioned, the company is midstream in shifting toward more higher technology products and revenues and diversifying away from generalized hydroponic equipment.

Cost and Operating Expenses

The major components of our cost and operating expenses for the six months ended June 30, 2022 and 2021 are outlined in the table below:

	For the six months ended June 30, 2022	For the six months ended June 30, 2021	Increase (Decrease) $
Cost of revenue, excluding depreciation & amortization	200,563	$500,846	$(300,283)
Selling expense	55,887	958	54,929
Compensation – officers and directors	110,040	73,100	36,940
Research and development	729,105	110,372	618,733
Professional fees	535,207	457,475	77,732
General and administrative	1,720,216	865,120	855,096
Total costs and operating expenses	$3,351,018	$2,007,871	$1,343,147

Cost of revenue, excluding depreciation & amortization for the six months ended June 30, 2022 was $200,563, compared to $500,846 for the six months ended June 30, 2021. This decrease in cost of revenue was related to the decrease in revenues.

Selling expense for the six months ended June 30, 2022 was $55,887, compared to $958 for the six months ended June 30, 2021. Selling expense incurred was mainly from third party advertising fees. The increase of selling expense was due to an increase in advertising fees.

Compensation – officers and directors were $110,040 and $73,100 for the six months ended June 30, 2022 and 2021, respectively. The increase was due to granting equity compensation.

Research and development costs were $729,105 and $110,372 for the six months ended June 30, 2022 and 2021, respectively. The increase was due to an increase in research and development employee compensation; and on research and development costs incurred by our Chinese subsidiary.

Professional fees were $535,207 during the six months ended June 30, 2022 compared to $457,475 during the six months ended June 30, 2021. The increase in professional fees mainly resulted from the pending litigation compared to the prior period.

General and administrative expenses of $1,720,216 incurred during the six months ended June 30, 2022 primarily consisted of stock-based compensation of $456,750, salaries of $469,934, rent of $237,045, insurance expense of $258,494, and depreciation expense of $82,062. General and administrative expenses of $865,120 incurred during the six months ended June 30, 2021 primarily consisted of stock-based compensation of $213,675, salaries of $261,751, insurance expense of $135,144, depreciation expense of $80,872, and rent of $32,590.

Other Income

During the six months ended June 30, 2022 and 2021, we incurred total other income of $198,982 and $220,067, respectively. The decrease in other income was due to SBA PPP forgiveness loan and cancellation of debt in the current period. The majority of the other income was incurred from lease payments from tenants at our facility in Ontario, California. Also of note, the market value of our facility has increased substantially due to the general rise in Southern California industrial real estate market conditions over the past 5 years.

Net Losses

During the six months ended June 30, 2022 and 2021, we incurred net losses of $2,930,227 and $1,162,661 respectively, due to the factors discussed above.

Liquidity and Capital Resources

Working Capital

	June 30, 2022	December 31, 2021
Current Assets	$7,339,735	$9,214,340
Current Liabilities	(314,283)	(571,442)
Working Capital	$7,025,452	$8,642,898

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

	For the six months ended June 30, 2022	For the six months ended June 30, 2021
Net cash used in operating activities	$(1,749,492)	$(964,297)
Net cash used in investing activities	(267,537)	–
Net cash provided by financing activities	–	1,762,407
Effect of exchange rate	(1,228)	–
Net change in cash	$(2,018,257)	$798,110

Cash Flows from Operating Activities

Our net cash outflows from operating activities of $1,749,492 for the six months ended June 30, 2022 was primarily the result of our net loss of $2,930,227 and changes in our operating assets and liabilities offset by the add-back of non-cash expenses. The change in operating assets and liabilities includes an increase in accounts receivable of $47,454, an increase in accounts receivable – related party of $73,094, an increase in inventories of $7,752, a decrease in other receivable of $13,057, a decrease in prepaid expense of $103,083, an increase in deposit of $4,008, a decrease in operating lease right-of-use asset of $190,790, an decrease in accounts payable and accrued liabilities of $106,104, a decrease in other current liabilities of $17,135, an increase in customer deposit of $6,131, a decrease in lease liabilities of $60,576, an increase in other liabilities of $14,736. Non-cash expense included add-backs of $57,147 in bad debt expense, $25,617 in reduction of inventory fair value adjustments, $82,065 in depreciation expense, $74,626 in unrealized loss on marketable equity securities, $10,281 in realized gain on marketable securities, $158,547 in gain on forgiveness of debt, $692,920 in stock-based compensation - shares, and $456,750 in stock option compensation.

Our net cash outflows from operating activities of $964,297 for the six months ended June 30, 2021, was primarily the result of our net loss of $1,162,661 and changes in our operating assets and liabilities offset by the add-back of non-cash expenses. The change in operating assets and liabilities includes a decrease in accounts receivable of $40,219, an increase of accounts receivable – related party of $5,016, a decrease in inventory of $32,248, an increase in other receivables of $2,400, an increase in prepaid expenses of $98,821, a decrease in deposits of $100,000, a decrease in operating lease right-of-use asset of $23,553, an increase in accounts payable and accrued liabilities of $32,400, a decrease in accounts payable – related party of $17,471, an increase in other current liabilities of $164, a decrease in customer deposits of $52,751, and a decrease lease liabilities of $25,228. Non-cash expense includes add-backs of $5,749 in bad debt expense, $1,329 in inventory reserve reductions, $80,872 in depreciation expense, $151,500 in gain on forgiveness of debt, $24,000 in stock-based compensation, and $213,675 in stock option compensation.

We expect that cash flows from operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our net revenues and operating results, utilization of new revenue streams, in line with our shifting revenue streams, collection of accounts receivable, and timing of billings and payments.

Cash Flows from Investing Activities

For the six months ended June 30, 2022 we had cash outflow from investing activities of $267,537. That was primarily the result from the purchase of property and equipment of $39,702, purchase of marketable securities of $708,359, and proceeds from sales of marketable securities of $480,524. There were no investing activities for the six months ended June 30, 2021

Cash Flows from Financing Activities

There were no financing activities for the six months ended June 30, 2022. For the six months ended June 30, 2021, cash inflows of $1,762,407 were due to proceeds of SBA loans of $267,297, payment of an SBA loan of $227, proceeds from bank loan of $1,500,000, and repayment of the bank loan of $4,663.

Going Concern

In the long term, the continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to repay its debt obligations, to obtain necessary equity financing to continue operations, and the attainment of profitable operations. For the six months ended June 30, 2022, the Company had a net loss of $2,930,227 and negative cash flow from operating activities of $1,749,492. With a January 1, 2022 beginning cash amount of $8,678,665, the Company will have enough cash to cover its projected annual cash burn rate of $3,152,618 which is an increase from the previous year. This is a result of coming off of a year where the company completed an uplisting transaction causing a greater than normal amount of expenditure, especially in professional service fees. Overall, the Company has adequate cash for the Company to continue operation as a going concern throughout 2022 without any additional capital raise. As a result, the previous factors raising substantial doubt to continue as a going concern have been alleviated for the following year.

Off-Balance Sheet Arrangements

As of June 30, 2022, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation SK.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We were not subject to any new legal proceedings during the six months ended June 30,2022 and there are currently no new legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

ITEM 1A.  RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

No shares or common stock were sold during the six months ended June 30, 2022.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the six-month periods ended June 30, 2022 or 2021.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5.  OTHER INFORMATION

Our common stock has been quoted on the OTCQB and on the OTC Link since July 31, 2014 under the symbol “FCUV” and now trades on the Nasdaq Global Market under the same symbol “FCUV”.

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

Focus Universal Inc.

Dated: August 12, 2022	By:	/s/ Desheng Wang Desheng Wang Chief Executive Officer

Dated: August 12, 2022	By:	/s/ Duncan Lee Duncan Lee Chief Financial Officer

