Form 10-Q
period 2022-09-30
FOCUS UNIVERSAL INC.
filed 2022-11-15
CIK 1590418

Table of Contents

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2022

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of November 14, 2022, registrant had 43,528,915 shares outstanding of the registrant's common stock at a par value of $0.001 per share.

FORM 10-Q

FOCUS UNIVERSAL INC.

2

PART I.  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to Focus Universal Inc.

ITEM 1.  FINANCIAL STATEMENTS

FOCUS UNIVERSAL INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOCUS UNIVERSAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current Assets:
Cash	$6,062,418	$8,678,665
Accounts receivable, net	137,464	177,315
Accounts receivable – related party	60,589	15,176
Inventory	49,109	22,889
Other receivables	13,057	13,057
Prepaid expenses	183,620	301,270
Marketable equity securities	84,815	–
Deposit - current portion	–	5,968
Total Current Assets	6,591,072	9,214,340

Property and equipment, net	4,266,907	4,353,340
Operating lease right-of-use asset	167,122	420,137
Deposits	34,296	33,933

Total Assets	$11,059,397	$14,021,750

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$168,600	$293,354
Other current liabilities	6,496	23,902
Treasury stock payable	2,000,000	–
Loan, current portion	–	132,618
Lease liability, current portion	103,344	121,568
Total Current Liabilities	2,278,440	571,442

Non-Current Liabilities:
Lease liability, less current portion	189,759	302,387
Loan, less current portion	–	25,929
Other liability	12,335	–
Total Non-Current Liabilities	202,094	328,316

Total Liabilities	2,480,534	899,758

Contingencies (Note 13)	–	–

Stockholders' Equity:
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 43,528,915 shares issued and outstanding as of September 30, 2022 and 43,259,741 shares issued and outstanding as of December 31, 2021	43,529	43,259
Treasury stock, 400,000 shares at par value $0.001	(400)	–
Additional paid-in capital	25,319,339	24,093,075
Shares to be issued, common shares	21,020	1,922,753
Accumulated deficit	(16,809,338)	(12,937,091)
Accumulated other comprehensive income (loss)	4,713	(4)
Total Stockholders' Equity	8,578,863	13,121,992

Total Liabilities and Stockholders' Equity	$11,059,397	$14,021,750

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOCUS UNIVERSAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$54,686	$634,777	$242,675	$1,244,779
Revenue - related party	5,968	–	39,788	15,141
Total Revenue	60,654	634,777	282,463	1,259,920

Cost of Revenue	42,441	521,334	243,004	1,022,666

Gross Profit	18,213	113,443	39,459	237,254

Operating Expenses:
Selling expense	76,984	14,776	132,871	15,734
Compensation - officers	34,000	34,600	144,040	107,700
Research and development	133,109	55,525	862,214	165,897
Professional fees	150,943	343,787	686,150	801,262
General and administrative	597,143	422,309	2,317,359	1,286,943
Total Operating Expenses	992,179	870,997	4,142,634	2,377,536

Loss from Operations	(973,966)	(757,554)	(4,103,175)	(2,140,282)

Other Income (Expense):
Interest income (expense), net	2,635	(14,069)	2,885	(36,825)
Gain on extinguishment of debt	–	107,460	–	260,450
Change in fair value of warrant liability	–	(1,284,780)	–	(1,284,780)
Gain on settlement of derivative liability	–	550,406	–	550,406
Unrealized gain and (loss) on marketable equity securities	42,101	–	(32,525)	–
Realized loss on marketable equity securities	(31,486)	–	(21,205)	–
Other income (expense), net	18,696	60,783	281,773	150,616
Total other income (expense)	31,946	(580,200)	230,928	(360,133)

Loss before income taxes	(942,020)	(1,337,754)	(3,872,247)	(2,500,415)

Income tax expense	–	–	–	–

Net Loss	$(942,020)	$(1,337,754)	$(3,872,247)	$(2,500,415)

Other comprehensive items
Foreign currency translation gain and (loss)	4,596	–	4,717	–

Total comprehensive loss	$(937,424)	$(1,337,754)	$(3,867,530)	$(2,500,415)

Weight Average Number of Common Shares Outstanding: Basic and Diluted	43,462,436	43,259,741	43,373,708	43,259,741

Net Loss per common share: Basic and Diluted	$(0.02)	$(0.03)	$(0.09)	$(0.06)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOCUS UNIVERSAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Unaudited)

					Additional	Shares to be issued		Accumulated Other	Total
	Common stock		Treasury stock		Paid-In	Common	Accumulated	Comprehensive	Stockholders'
Description	Shares	Amount	Shares	Amount	Capital	Shares	Deficit	Loss	Equity
Balance - June 30, 2022	43,413,517	$43,413	–	$–	$26,480,424	$684,920	$(15,867,318)	$117	$11,341,556
Stock based compensation - options	54,898	55	–	–	195,696	–	–	–	195,751
Stock based compensation - shares	60,500	61	–	–	642,819	(663,900)	–	–	(21,020)
Purchase of treasury stock	–	–	400,000	(400)	(1,999,600)	–	–	–	(2,000,000)
Other comprehensive loss	–	–	–	–	–	–	–	4,596	4,596
Net loss	–	–	–	–	–	–	(942,020)	–	(942,020)
Balance - September 30, 2022	43,528,915	$43,529	400,000	$(400)	$25,319,339	$21,020	$(16,809,338)	$4,713	$8,578,863

Balance - June 30, 2021	40,959,741	$40,959	–	$–	$14,594,733	$122,709	$(10,878,775)	$–	$3,879,626
Issuance of common stock	2,300,000	2,300	–	–	9,282,161	1,776,044	–	–	11,060,505
Stock based compensation - options	–	–	–	–	106,837	–	–	–	106,837
Common stock issued for service	–	–	–	–	–	12,000	–	–	12,000
Net loss	–	–	–	–	–	–	(1,337,754)	–	(1,337,754)
Balance - September 30, 2021	43,259,741	$43,259	–	$–	$23,983,731	$1,910,753	$(12,216,529)	$–	$13,721,214

					Additional	Shares to be issued		Accumulated Other	Total
	Common stock		Treasury stock		Paid-In	Common	Accumulated	Comprehensive	Stockholders'
Description	Shares	Amount	Shares	Amount	Capital	Shares	Deficit	Loss	Equity
Balance - December 31, 2021	43,259,741	$43,259	–	$–	$24,093,075	$1,922,753	$(12,937,091)	$(4)	$13,121,992
Stock based compensation - options	54,898	55	–	–	652,446	–	–	–	652,500
Stock based compensation - shares	60,500	61	–	–	642,819	21,020	–	–	663,900
Purchase of treasury stock	–	–	400,000	(400)	(1,999,600)	–	–	–	(2,000,000)
Common stock issued for current services	891	1	–	–	7,999	–	–	–	8,000
Common stock issued for prior services	31,736	32	–	–	146,677	(146,709)	–	–	–
Shares issued for cashless exercise of warrants	121,149	121	–	–	1,775,923	(1,776,044)	–	–	–
Other comprehensive loss	–	–	–	–	–	–	–	4,717	4,717
Net loss	–	–	–	–	–	–	(3,872,247)	–	(3,872,247)
Balance - September 30, 2022	43,528,915	$43,529	400,000	$(400)	$25,319,339	$21,020	$(16,809,338)	$4,713	$8,578,863

Balance - December 31, 2020	40,959,741	$40,959	–	$–	$14,381,058	$98,709	$(9,716,114)	$–	$4,804,612
Issuance of common stock	2,300,000	2,300	–	–	9,282,161	1,776,044	–	–	11,060,505
Stock based compensation - options	–	–	–	–	320,512	–	–	–	320,512
Common stock to be issued for services	–	–	–	–	–	36,000	–	–	36,000
Net loss	–	–	–	–	–	–	(2,500,415)	–	(2,500,415)
Balance - September 30, 2021	43,259,741	$43,259	–	$–	$23,983,731	$1,910,753	$(12,216,529)	$–	$13,721,214

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOCUS UNIVERSAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net Loss	$(3,872,247)	$(2,500,415)
Adjustments to reconcile net loss to net cash from operating activities:
Bad debt expense	72,108	7,794
Inventory fair value adjustments	(21,133)	1,689
Depreciation expense	123,908	121,932
Unrealized loss on marketable equity securities	32,525	–
Realized loss on marketable equity securities	21,205	–
Gain on forgiveness of debt	(158,547)	(258,960)
Change in fair value of warrant liability	–	1,284,780
Gain on settlement of derivative liability	–	(550,406)
Stock-based compensation – shares	671,901	–
Stock-based compensation – services	–	36,000
Stock option compensation – options	652,500	320,512
Changes in operating assets and liabilities:
Accounts receivable	(32,257)	(120,503)
Accounts receivable - related party	(45,413)	–
Inventories	(5,087)	20,969
Prepaid expenses	116,648	(55,280)
Deposit	1,998	100,000
Operating lease right-of-use asset	226,468	36,059
Accounts payable and accrued liabilities	(120,121)	172,474
Accounts payable - related party	–	(17,471)
Other current liabilities	(17,135)	17,299
Customer deposit	(271)	(57,106)
Lease liabilities	(94,542)	(39,044)
Other liabilities	12,335	(17,135)
Net cash flows used in operating activities	(2,435,157)	(1,496,812)

Cash flows from investing activities:
Purchase of property and equipment	(39,193)	(6,875)
Purchase of marketable securities	(768,949)	–
Proceeds from sale of marketable securities	630,404	–
Net cash flows used in investing activities	(177,738)	(6,875)

Cash flows from financing activities:
Proceeds from SBA loan	–	267,297
Repayment on SBA loan	–	(137,900)
Proceeds from bank loan	–	1,500,000
Repayment on bank loan	–	(1,500,000)
Proceeds from IPO, net	–	10,326,131
Net cash flows provided by financing activities	–	10,455,528

Effect of exchange rate	(3,352)	–

Net change in cash	(2,616,247)	8,951,841

Cash beginning of period	8,678,665	583,325

Cash end of period	$6,062,418	$9,535,166

Supplemental cash flow disclosure:
Cash paid for income taxes	$–	$–
Cash paid for interest	$8,794	$42,968

Supplemental disclosure of non-cash financing activities:
Treasury stock payable	$2,000,000	$–
Cashless warrant	$–	$1,776,044

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOCUS UNIVERSAL INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

Note 1 – Organization and Operations

Focus Universal Inc. (“Focus”) was incorporated under the laws of the State of Nevada on December 4, 2012 (“Inception”). Focus Universal Inc. is a universal smart instrument developer and manufacturer focused on the internet of things (“IoT”) industry, headquartered in Ontario, California, specializing in the development and commercialization of novel and proprietary universal smart technologies and instruments that solve problems plaguing the internet of things (“IoT”) industry by: (1) increasing overall chip integration by shifting it to the device level; (2) creating a faster 5G cellular technology by using Ultra-narrowband technology; (3) leveraging ultra-narrowband power line communication (“PLC”) technology; and (4) User Interface Machine auto generation technology. Universal smart technology is an off-the-shelf technology utilizing an innovative hardware integrated platform. The Focus platform provides a unique and universal combined wired and wireless solution for embedded design, industrial control, functionality test, and parameter measurement instruments and functions. The Company’s smart technology software utilizes a smartphone, computer, or a mobile device as an interface platform and display that communicates and works in tandem with a group of external sensors or probes, or both. The external sensors and probes may be manufactured by different vendors, but the universal smart technology functions in a manner that does not require the user to have extensive knowledge of the unique characteristics of the function of each of the sensors and probes. The universal smart instrument Focus developed (the “Ubiquitor”) will consist of a reusable foundation component which will include a wireless gateway (which allows the instrument to connect to the smartphone via Bluetooth and WiFi technology), universal smart application software (“Application”) which is installed on the user’s smartphone or other mobile device and allows monitoring of the sensor readouts on the smartphone screen. The Ubiquitor also connects to a variety of individual scientific sensors that collect data, from moisture, light, airflow, voltage, and a wide variety of applications. The data is then sent through a wired or wireless connection, or a combination thereof to the smartphone or other mobile device and the data is organized and displayed on the smartphone screen. The smartphone or other mobile device, foundation, and sensor readouts together perform the functions of many traditional scientific and engineering instruments and are intended to replace the traditional, wired stand-alone instruments at a fraction of their cost. Focus Universal is also developing ultra-narrow band technology that is hopefully capable of overcoming the noise problems communicating through power lines that have hindered the industry for over a century. Focus Universal’s wireless communication technology may allow for longer-range coverage, might be more energy effective and management believes has much faster data sending speeds than the current 5G technology speeds being used.

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

On January 5, 2022, the Company founded a wholly owned subsidiary named Lusher Bioscientific, Inc. (“Lusher”) Lusher Bioscientific was founded to market to the hydroponic and controlled agriculture market and to assist in the product development of IoT technology products within this sector. As of the date of this filing, Lusher’s activities are in the introductory phase.

In addition, the Company’s patent number 11,488,468 was allowed and subsequently issued on November 1, 2022. The patent, titled Sensor for Detecting the Proximity of an IEEE 802.11 Protocol Connectable Device.

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

Going Concern

In the long term, the continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to repay its debt obligations, to obtain necessary equity financing to continue operations, and the attainment of profitable operations. For the nine months ended September 30, 2022, the Company had a net loss of $3,872,247 and negative cash flow from operating activities of $2,435,157. With the January 1, 2022 beginning cash amount of $8,678,665, the Company will have enough cash to cover its projected annual cash burn rate of $3,152,618 which is an increase from the previous year. This is a result of coming off of a year where the company completed an uplisting transaction causing a greater than normal amount of expenditure, especially in professional fees. Overall, the Company has adequate cash for the Company to continue operation as a going concern throughout 2022 without any additional capital raise. As a result, the previous factors raising substantial doubt to continue as a going concern have been alleviated for the following year.

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

Cash

The Company considers all highly liquid investments with a maturity of three months or less to be cash. At times, such investments may be in excess of Federal Deposit Insurance Corporation (FDIC) insurance limit. As of September 30, 2022 and December 31, 2021, approximately $5,032,437 and $7,464,846 of the Company’s cash was not insured by the FDIC. There were no cash equivalents held by the Company as of September 30, 2022 and December 31, 2021.

Accounts Receivable

The Company grants credit to clients that sell the Company’s products or engage in construction service under credit terms that it believes are customary in the industry and do not require collateral to support customer receivables. The accounts receivable balances are generally collected within 30 to 90 days of the product sale.

Allowance for doubtful accounts

The Company estimates an allowance for doubtful accounts based on historical collection trends and review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. As of September 30, 2022 and December 31, 2021, allowance for doubtful accounts amounted to $158,743 and $86,635, respectively.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company limits its exposure to credit loss by investing its cash with high credit quality financial institutions.

Inventory

Inventory consists primarily of parts and finished goods and is valued at the lower of the inventory’s cost or net realizable value under the first-in-first-out method. Management compares the cost of inventory with its market value and a fair value adjustment is made to write down inventory to market value, if lower. Inventory fair value adjustments are recorded for obsolete or slow-moving inventory based on assumptions about future demand and marketability of products, the impact of new product introductions and specific identification of items, such as discontinued products. These estimates could vary significantly from actual requirements, for example, if future economic conditions, customer inventory levels or competitive conditions differ from expectations. The Company regularly reviews the value of inventory based on historical usage and estimated future usage. If estimated realized value of our inventory is less than cost, we make provisions in order to reduce its carrying value to its estimated market value. Once established, these adjustments are considered permanent and are not revised until the related inventory is sold or disposed of. As of September 30, 2022 and December 31, 2021, inventory fair value adjustments amounted to $47,807 and $68,940, respectively.

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

Long-Lived Assets

The Company applies the provisions of FASB ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that those fair values are reduced for the cost of disposal. Long-term assets of the Company are reviewed when circumstances warrant as to whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. Based on its review at September 30, 2022 and December 31, 2021, the Company believes there was no impairment of its long-lived assets.

Treasury stock

Purchases and sales of treasury stock are accounted for using the cost method. Under this method, shares acquired are record at the acquisition price directly to the treasury stock account. Upon sale, the treasury stock account is reduced by the original acquisition price of the shares and any difference is recorded in additional paid in capital, on a first-in first-out basis. The Company does not recognize a gain or loss to income from the purchase and sale of treasury stock.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the warrants was estimated using a Black-Scholes pricing model (see Note 11). The Company does not have any outstanding warrants as of September 30, 2022 and December 31, 2021, respectively.

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

To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

•	Level 1: Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

•	Level 2: Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

•	Level 3: Pricing inputs that are generally unobservable inputs and not corroborated by market data.

The following table summarize financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2022:

	September 30, 2022 (unaudited)
	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
Assets
Marketable securities:
Stock	$84,815	$–	$–	$84,815
Total assets measured at fair value	$84,815	$–	$–	$84,815

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts receivable, inventory, other receivables, prepaid expenses, deposit, accounts payable, treasury stock payable and accrued expenses, other current liabilities, customer deposit, approximate their fair value because of the short maturity of those instruments.

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

Comprehensive Income (Loss)

Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income (loss) as these amounts are recorded directly as an adjustment to stockholders’ equity. The Company’s other comprehensive loss for the nine months ended September 30, 2022 and for the years ended December 31, 2021 was comprised of foreign currency translation adjustments.

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

Income taxes are accounted for using the asset and liability method. Deferred income taxes are provided for temporary differences in recognizing certain income, expense and credit items for financial reporting purposes and tax reporting purposes. Such deferred income taxes primarily relate to the difference between the tax basis of assets and liabilities and their financial reporting amounts. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates applicable to the future years in which deferred tax assets or liabilities are expected to be settled or realized. There was no material deferred tax asset or liabilities as of September 30, 2022 and December 31, 2021.

As of September 30, 2022 and December 31, 2021, the Company did not identify any material uncertain tax positions.

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

Nine Months Ended September 30,	2022	2021
Stock options	305,041	288,750
Total	305,041	288,750

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

	Average Rate for the Nine Months Ended September 30,
	2022 (Unaudited)		2021 (Unaudited)
China Yuan (RMB)	RMB	6.5985	RMB	6.4717
United States Dollar ($)		$1.0000		$1.0000

	Exchange Rate at
	September 30, 2022		December 31, 2021
	(Unaudited)
China Yuan (RMB)	RMB	7.1100	RMB	6.4466
United States Dollar ($)		$1.0000		$1.0000

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

Note 4 – Inventory

At September 30, 2022 and December 31, 2021, inventory consisted of the following:

	September 30, 2022	December 31, 2021
Parts	$12,902	$12,470
Finished goods	36,207	10,419
Inventory	$49,109	$22,889

Note 5 – Deposits

Deposit balance as of September 30, 2022 amounted to $34,296 for lease agreement and utility deposit and third-party payroll service deposit. Deposit balance as of December 31, 2021 amounted to $39,901 for lease agreement and utility deposit.

Note 6 – Property and Equipment

At September 30, 2022 and December 31, 2021, property and equipment consisted of the following:

	September 30, 2022	December 31, 2021
Warehouse	$3,789,773	$3,789,773
Land	731,515	731,515
Building improvement	240,256	238,666
Furniture and fixture	37,467	27,631
Equipment	97,217	71,368
Software	1,995	1,995
Total cost	4,898,223	4,860,948
Less accumulated depreciation	(631,316)	(507,608)
Property and equipment, net	$4,266,907	$4,353,340

Depreciation expense for the nine months ended September 30, 2022 and 2021 amounted to $123,908 and $121,932, respectively.

Note 7 – Related Party Transactions

Revenue generated from Vitashower Corp., a company owned by the Chief Executive Officer’s wife, amounted to $31,542 and $15,141 for the nine months ended September 30, 2022 and 2021, respectively. Account receivable balance due from Vitashower Corp. amounted to $52,343 and $0 as of September 30, 2022 and December 31, 2021, respectively. Purchases generated from Vitashower Corp. amounted to $0 and $3,379 for the nine months ended September 30, 2022 and 2021, respectively. There were accounts payable balances of $0 and $0 due to Vitashower Corp. as of September 30, 2022 and December 31, 2021, respectively.

Service revenue generated from the installation of home security equipment by AVX for one of the Company’s directors, amounted to $8,246 and $0 for the nine months ended September 30, 2022 and 2021, respectively. Account receivable balance due from this director amounted to $8,246 and $0 as of September 30, 2022 and December 31, 2021, respectively.

Compensation for services provided by the President and Chief Executive Officer for the nine months ended September 30, 2022 and 2021 amounted to $111,020 and $90,000, respectively. Of subsequent note, Tianjin Guanglee was once owned by the Chief Executive Officer Desheng Wang, as fully disclosed in the annual report in 2017. Since then, during 2018, the entity was transferred to another individual and was not considered a related party transaction per guidelines, and further subsequent changes to the vendor are noted in Note 8 found below.

Note 8 – Business Concentration and Risks

Major customers

Three customers accounted for 16% of the total accounts receivable as of September 30, 2022 and one customer accounted for 9% of the total accounts receivable as of December 31, 2021, respectively. These three customers accounted for 43% of the total revenue for the nine months ended September 30, 2022 and one customer accounted for 81% of total revenue for the nine months ended September 30, 2021, respectively.

Major vendors

One vendor, Tianjin Guanglee, accounted for 0% and 0% of total accounts payable at September 30, 2022 and December 31, 2021, respectively. This same vendor, Tianjin Guanglee, accounted for 24% and 83% of the total purchases for the nine months ended September 30, 2022 and 2021, respectively. Of subsequent note, Tianjin Guanglee was once owned by the Chief Executive Officer Desheng Wang, as fully disclosed in the annual report in 2017. In 2018, Dr. Wang transferred the ownership of the entity to an unrelated third party in a transaction not considered a related party transaction per the guidelines.

Note 9 – Lease

The Company recorded its operating lease expense of $280,311 and $48,885 for the nine months ended September 30, 2022 and 2021, respectively.

On April 8, 2015, AVX Design & Integration Inc. entered into an eighty-six month commercial lease with a third party for an approximately 2,592 square foot office space. The lease commenced on July 1, 2015, and ended on August 31, 2022. The monthly rent is $4,536 with approximately a 3% increase rate in each additional year. The incremental borrowing rate for a lease is the rate of interest the Company would have to pay on a collateralized basis to borrow an amount equal to the lease payments for the asset under similar term, which is 15%. Lease expense for the lease is recognized on a straight-line basis over the lease term. As of the date of this Quarterly Report, the company has not entered into any new commercial lease for AVX Design & Integration Inc.

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

Operating lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. As of September 30, 2022 and December 31, 2021, operating lease right-of use assets and lease liabilities were as follows:

	September 30, 2022	December 31, 2021
Operating lease right-of-use assets	$167,122	$420,137
Lease liabilities, current portion	$103,344	$121,568
Lease liabilities, less current portion	$189,759	$302,387

Lease term and discount rate:

	September 30, 2022	December 31, 2021
Weighted average remaining lease term
Operating lease	2.42 years	0.67 to 3.17 years
Weighted average discount rate
Operating lease	10%	10% - 15%

The minimum future lease payments are as follows:

Amount
Year ending December 31, 2022	$29,577
Year ending December 31, 2023	131,865
Year ending December 31, 2024	146,653
Year ending December 31, 2025	24,648
Total minimum lease payment	332,743
Less: imputed interest	(39,640)
Present value of future minimum lease payments	$293,103

Note 10 – Loans

Paycheck Protection Program

On March 2, 2021, our subsidiary Perfecular Inc. entered into an agreement to receive a U.S. Small Business Administration Loan (“SBA Loan”) from Wells Fargo related to the COVID-19 pandemic in the amount of $158,547, which we received on March 3, 2021. The SBA Loan has a fixed interest rate of 1 percent per annum and a maturity date two years from the date loan was issued. On April 4, 2022, the SBA authorized full forgiveness of this loan principal amount of $158,547 and $1,570 interest.

	September 30, 2022	December 31, 2021
SBA Loan	$–	$158,547
Less: current portion	–	(132,618)
Long term portion	$–	$25,929

Interest expense incurred from the loans amounted to $288 and $22,827 for the nine months ended September 30, 2022 and 2021, respectively.

Note 11 – Stockholders’ Equity

Shares authorized

Upon formation, the total number of shares of all classes of stock that the Company is authorized to issue is seventy-five million (75,000,000) shares of common stock, par value $0.001 per share.

Common stock

During the nine months ended September 30, 2022, the Company issued 269,174 shares of common stock.

On April 4, 2022, the Company issued 121,149 shares of its Common Stock to Boustead Securities LLC. (“Boustead”), issued pursuant to the cashless warrant exercise, exercised by Boustead on September 7, 2021 with an exercise price of $6.25 with the shares were valued at $1,776,044 upon the cashless exercise option of the warrants related to the completion of the Company’s August 30, 2021 public offering in connection with its listing on Nasdaq.

On May 2, 2022, the Company issued 32,627 shares to consultants in exchange for professional services rendered. The shares were valued at $154,709 based on the closing price of the Company’s common stock on the dates that the shares were deemed earned, according to the agreements.

On August 17, 2022, the Company issued 54,898 shares to two of the board members who exercised their options. The combined 107,500 options were exercised and the shares were valued at $306,325 based on the cashless exercise calculation.

On August 22, 2022, the Company issued 60,500 shares to employee based on the Restricted Stock Award Agreements (see Employee compensation)

During the year ended December 31, 2021, the Company issued a total of 2,300,000 shares of common stock.

On September 2, 2021, the Company closed its underwritten initial public offering (“IPO”) under a registration statement that was declared effective on August 30, 2021, pursuant to which it issued and sold 2,000,000 shares of Common Stock at a purchase price of $5.00 per share.

On September 2, 2021, the Company closed on the IPO’s overallotment option, selling an additional 300,000 shares of Common Stock to the IPO’s underwriters at the public offering price of $5.00 per share. The Company received net proceeds of approximately $10.3 million from the IPO after deducting underwriting fees and offering expenses.

As of September 30, 2022 and December 31, 2021, the Company had 43,528,915 shares and 43,259,741 shares of common stock issued and outstanding, respectively.

Treasury stock

On August 10, 2022, the Company entered a stock purchase agreement with a private shareholder to repurchase 400,000 shares of its common stock for $2,000,000 and placed it in treasury. The private shareholder transferred the shares on October 4, 2022, forming a binding agreement, and on October 6, 2022, the Company wired the first $1,000,000 of the purchase price. The remaining $1,000,000 is due on or before February 6, 2023.

Shares to be issued for compensation

The Company entered into agreements with third party consultants for financing and management consulting. The Company has incurred consulting service fees not paid in cash amounting to $8,000 for the nine months ended September 30, 2022, which the Company intends to issue stock as compensation for services rendered. Prior and current expenses incurred and paid in shares as of September 30, 2022 amounted to $154,709.

On August 30, 2021, the Company entered into a Representative Common Stock Purchase Warrant agreement (“Warrant Agreement”) with its placement agent, Boustead Securities for 161,000 shares and the exercise price is $6.25. Boustead exercised the warrants on September 7, 2021. The fair value of the warrants was $1,041,670 and $2,326,450 as of August 30 and September 7, 2021, respectively. For the year ended December 31, 2021, the Company recorded a loss from change in the fair value of warrant liability which amounted to a difference of $1,284,780.

These warrants were valued using a Black-Scholes pricing model with the following assumptions:

	August 30, 2021 (Initial	September 7,
	Measurement)	2021
Risk-free interest rate	0.77%	0.82%
Expected term	5 years	5 years
Expected volatility	194.37%	204.27%
Expected dividend yield	0%	0%
Fair value of units (using Black-Scholes)	$6.47	$14.45

This Warrant Agreement allowed for cashless exercise option, which is calculated by the percentage difference between exercise and trading price, which resulted in a reduced number of warrants being exercisable. On September 7, 2021, Boustead exercised 121,149 warrants with fair value of $1,776,044 upon cashless exercise option of warrants related to completion of the Company’s public offering. The shares were issued six months after these warrants have been exercised. For the year ended December 31, 2021, the Company has a gain on settlement of derivative liability which amounted to $550,406. 121,149 shares were issued to Boustead which amounted to $1,776,044 as of September 30, 2022.

Employee compensation

On February 11, 2022 (“Vesting Date”), the Company entered into a Restricted Stock Award Agreement (“Award Agreement”) with eight employees for 280,000 shares of the $0.001 par value voting common stock subject to the terms and to the fulfillment of the conditions set in the Company’s equity incentive plan. The first 20% of the restricted shares was granted and vested on February 11, 2022 (the “Vesting Date”). Twenty percent of the restricted shares will vest on each anniversary of the Vesting Date until fourth anniversary of the Vesting Date. There were 56,000 shares granted as of March 31, 2022. The fair value of above employee compensation was $588,560 as of September 30, 2022.

In November 2021, the Company entered into a one-year employment agreement with VP of Finance and Head of Investor Relations of the Company, pursuant to which the Company rewards a 10,000-share bonus consisting of shares of $0.001 par value voting common stock, which will be granted in 2,500 blocks every quarter based on certain performance metrics.

During the nine months ended September 30, 2022 and 2021, the total employee compensation amount for all employees in the company, was $663,900 and $0, respectively. The Company issued 60,500 shares for employee compensation as of the nine months’ ended September 30, 2022. During the nine months ended September 30, 2022 and 2021, the Company recognized employee compensation in amount of $75,340 for the fixed salary of the VP of Finance and $21,020 for the Chief Financial Officer.

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

For the nine months ended September 31, 2022 and 2021, the Company’s stock option compensation expenses amounted to $652,500 and $320,512, respectively.

The fair value of the stock options listed above was determined using the Black-Scholes option pricing model with the following assumptions:

	September 30, 2022	September 30, 2021
Risk-free interest rate	0.93 – 1.52%	0.93%
Expected life of the options	10 years	10 years
Expected volatility	122.93 – 148.18%	122.93%
Expected dividend yield	0%	0%

The following is a summary of the option activity from December 31, 2021 to September 30, 2022:

Options	Shares	Weighted average exercise price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2021	420,000	$5.82	8.56	–
Granted	–	$–	–	–
Exercised	(107,500)	$–	–	–
Forfeited or expired	(7,500)	$–	–	–
Outstanding at September 30, 2022	305,000	$5.82	8.56	1,072,121
Vested as of September 30, 2022	282,787	$5.63	8.22	1,060,549
Exercisable at September 30, 2022	282,787	$5.63	8.22	1,060,549

Note 12 – Segment reporting

The Company consists of three  types of operations. (1) Focus Universal, Inc. (“Corporate”) involves operations related to research and development of technology products, non-specific financing, executive expense, operations and investor relations of the public entity, and general shared management and costs across subsidiary units which spread across all functional categories. (2) Perfecular Inc. (“Perfecular”) involves wholesale, marketing, and production of universal smart instruments and devices in the hydroponic and controlled agricultural segments. (3) AVX Design & Integration, Inc. (“AVX”) is an IoT installation and management company specializing in high performance and easy to use audio/video, home theater, lighting control, automation, and integration. The table below discloses income statement information by segment.

	Nine Months Ended September 30, 2022
	Corporate	Perfecular	AVX	Total

Revenue	$–	$49,094	$193,581	$242,675
Revenue - related party	–	31,542	8,246	39,788
Total revenue	–	80,636	201,827	282,463

Cost of revenue	–	70,869	172,135	243,004

Gross Profit	–	9,767	29,692	39,459

Operating Expenses
Selling expense	–	123,117	9,754	132,871
Compensation - officers and directors	144,040	–	–	144,040
Research and development	862,214	–	–	862,214
Professional fees	673,380	–	12,770	686,150
General and administrative	621,931	1,503,747	191,681	2,317,359
Total Cost and Operating Expenses	2,301,565	1,626,864	214,205	4,142,634

Loss from Operations	(2,301,565)	(1,617,097)	(184,513)	(4,103,175)

Other Income (Expense):
Interest income (expense), net	853	(288)	2,320	2,885
Unrealized loss on marketable equity securities	(32,525)	–	–	(32,525)
Realized loss on marketable equity securities	(21,205)	–	–	(21,205)
Other income (expense), net	130,162	160,117	(8,506)	281,773
Total other income (expense)	77,285	159,829	(6,186)	230,928

Loss before income taxes	(2,224,280)	(1,457,268)	(190,699)	(3,872,247)

Tax expense	–	–	–	–

Net Loss	$(2,224,280)	$(1,457,268)	$(190,699)	$(3,872,247)

Note 13 – Commitments and Contingencies

In the normal course of business or otherwise, the Company may become involved in legal proceedings. The Company will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees, and other directly related costs expected to be incurred. There were no recorded litigation loss contingencies as of September 30, 2022 and December 31, 2021.

Note 14 – Subsequent Events

On August 10, 2022, the Company entered a stock purchase agreement with a private shareholder to repurchase 400,000 shares of its common stock for $2,000,000 and placed it in treasury. On October 6, 2022, the Company paid an amount of $1,000,000 to repurchase 400,000 shares of its common stock from one shareholder. A remaining $1,000,000 payment for the shares will be due within six months of August 10, 2022.

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

Narrative Description of the Business

Focus Universal Inc. (the “Company,” “we,” “us,” or “our”) is a Nevada corporation. We believe we have developed five proprietary technologies utilizing our patent portfolio which we believe solve the most fundamental problems plaguing the internet of things (“IoT”) industry through: (1) increasing overall chip integration by shifting integration from the component level to the device level; (2) creating a faster 5G cellular technology by using ultra-narrowband technology; (3) leveraging ultra-narrowband power line communication (“PLC”) technology; (4) proprietary User Interface Machine auto generation technology; and (5) incorporating all our core technologies into a single chip. Our Universal Smart Technology is designed to overcome instrumentation interoperability and interchangeability. The electronic design starts from a 90% completed common foundation we call our universal smart instrumentation platform (“USIP”), instead of the current method of building each stand-alone instrument from scratch. Our method eliminates redundant hardware and software and results in significant cost savings and production efficiency. We believe we have developed software machine auto generation technology to replace the manual software designs which are currently in use and cannot satisfy the exponential growth of future IoT industry demand. We believe our ultra-narrowband PLC enables our users to send data over existing electrical power cables and immediately establish a ubiquitous data network without substantial new investment for a dedicated wiring infrastructure. We believe our ultra-narrow band technology is capable of overcoming the noise problems communicating through power lines that have hindered our competitors for over a century. We believe our wireless communication technology allows for longer-range coverage, is more energy effective and has much faster data sending speeds than the current 5G technology speeds being used. We also provide sensor devices and are a wholesaler of various air filters and digital, analog, and quantum light meter systems.

For the three and nine months ended September 30, 2022 and 2021, we generated significant amount of our revenue from sales of a broad selection of agricultural sensors and measurement equipment which is our primary business.

Our Current Products Include:

We are a wholesaler of various digital, analog, and quantum light meters and filtration products, including fan speed adjusters, carbon filters and HEPA filtration systems. We source these products from various manufacturers in China and then sell them to a major U.S. distributor, Hydrofarm, who resells our products directly to consumers through retail distribution channels and in some cases, places its own branding on our products. During the development phase, the company uses generic electronic device casings to house the prototype equipment before the final design and manufacturing process.

As an update to our product line development: we plan to phase out the traditional, lower-margin products and are preparing to launch a new line of products that have been in development for several years. These newer technology products will be released in phases, and we intend that increasing amounts of technology will be layered upon these products. Additionally, we plan to continue to increase our efforts in protecting more intellectual property and have continued to develop technologies for long-term growth. We have developed products in both the controlled agriculture industry and home automation industries. We have existing relationships in both sectors.

We are building a U.S. sales team. The team has already begun marketing our current AVX branded surveillance camera system (cameras and NVRs) and indoor and outdoor LED screens.

In our hydroponics segment, our honeycomb activated carbon filter product has been issued a patent in October 2022, and the production of the products in several different formats has been completed and are ready to ship to the USA for nationwide marketing.

Our products on the home automation front are also beginning production. Of note, (1) smart wall touch light switches, (2) digital control smart wall touch light switches, (3) smart timers, and finally (4) smart controllers are ready for production.

Currently, our Shenzhen subsidiary unit mainly focuses on product development and commercialization. An important electrode with a “Total Dissolved Solids” (“TDS”) meter design, which applications in all solubility measurements, was completed and approved by our US management team.

Furthermore, our devices and sensors with applications within hydroponics again, including (1) pH meter, (2) CO2 meter, (3) dissolved oxygen meter, (4) digital light meter, (5) new (and vastly improved) quantum par meter are under intensive testing and we expect to send our new versions to our US headquarters for management approval in November 2022.

In summary, our entire smart home and hydroponic IoT are expected to be completed by the end of 2022. Beyond IoT products, as an NIPL (our software platform for interoperability within IoT) derivative product, a complementary office automation software was developed, and we believe the remaining major technical difficulties have been overcome. This specific software was designated to assist in completing financial reports faster, more accurately, and allow ease of update, eliminating the need for increased staffing especially in time sensitive projects. It is designed to save CPAs, auditors, accounting, or legal significant of time in preparation of SEC financial reports and other internal financial reporting. Eighty percent (80%) of this software development has been completed and we hope to launch beta versions by the end of 2022.

While we will continue to sell the following products through Hydrofarm, we expect to have upgraded versions of certain products to re-introduce new versions after the older version are discontinued:

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

Recently, we have devoted a substantial number of resources to research and development in both the US and China to bring the Ubiquitor and its App to full production and distribution. We anticipate that the sales and marketing involved with bringing the Ubiquitor to market will require us to hire a number of new sales and marketing employees in order to gain traction in the market. We expect to continue this process throughout 2023. We intend to introduce the Ubiquitor in smart home installations to reduce costs and increase functionality, as well as implement the Ubiquitor device in greenhouses and other agricultural warehouses that require regulation of light, humidity, temperature, and other measurable scientific units required to create optimal growing conditions.

Our universal smart development protocol focuses not only on the design of the hardware and software modules but also on the design of the overall universal smart instruments system, guided by the principles of structure, universality and modularity. As mentioned, we believe we address the core and fundamental issues facing the IoT marketplace.

Our Ubiquitor device is a fully modular system with a universal sensor node and gateway system that uses a computer or mobile device as the output display module responsible for displaying the readings of various sensor nodes. We have completed an initial production run of prototype Ubiquitor devices and intend to proceed into full-scale production. We intend to design the Ubiquitor’s sensor analytics system to integrate event-monitoring, storage and analytics software in a cohesive package that provides a holistic view of the sensor data it is reading. During the development phase, the company uses generic electronic device casings to house the prototype equipment before final design and manufacturing process.

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

We have successfully developed ultra-narrowband PLC technology that we believe can transfer readable data through the power grid. According to our internal testing, our ultra-narrowband PLC technology can send and receive data without the customary interference that occurs in standard office and residential environments, achieving speeds of 4 Mbps at a bandwidth of less than 1000 Hz. We utilized six industrial fans simultaneously to test noise interference and disturbance, and no significant interference was found. By comparison, a single hair dryer will render legacy PLC technology completely useless. We have completed the development of our 4Mbps PLC modules and the printed circuit board layout. These modules will be used for IoT systems involving over 1,000 sensors.

Penetrating physical barriers like walls within a single floor or reaching out to different floors in a single building is a challenge for the wireless technology that current IoT systems use. Moreover, wireless networks often face performance issues due to radio-frequency interference caused by microwave ovens, cordless telephones, or even Bluetooth devices at home. However, our PLC technology can reach every node connected via the power lines. We believe our technology will convert virtually every standard wall socket into an access point, making it a more consistent and reliable system for crucial and sensitive operations. Our ultra-narrowband PLC technology’s ability to reach long distances via power lines will become especially useful in commercial networks that require the ability to avoid physical barriers like walls, underground structures, and hills. We believe that our PLC technology can be integral to any smart city, community, or campus.

For example, the 5G cellular network promises exciting advances for telecommunication service providers, but implementing the 5G network will be challenging. The implementation will require building out dense, low-latency edge networks in ways that are affordable, secure and easily maintainable ways. 5G antennas will be able to handle more users and to transmit more data, but they will have a shorter transmission range. 5G networks will also require frequencies of up to 300 GHz. This requirement means wireless carriers must bid for the costly higher spectrum bands to roll out their respective 5G networks. Generally speaking, wireless networks are typically slower and more expensive than existing wired networks and extremely susceptible to interference from radio signals, radiation, walls and other forms of interference. Additionally, wireless networks may be accessed by any device within range of the network’s signal, making the information transmitted on a wireless network susceptible to access by unauthorized recipients. We are currently developing a wired alternative to wireless networks that utilize installed power lines to transmit information. Our PLC technology uses an ultra-narrow band spectrum channel of less than 1 KHz to establish a long-distance link between transmitter and receiver. Thus, we believe that our proprietary ultra-narrow band PLC technology will offer a promising alternative to wireless networks and provide the backbone communication infrastructure for IoT devices.

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

Also, we plan to design a full line of products for the gardening industry by integrating the Ubiquitor device into a gardening system. The system would include a light control node, temperature sensor, humidity sensor, digital light sensor, quantum PAR sensor, pH sensor, total dissolved solids (“TDS”) sensor and carbon dioxide sensor design. We believe combining these sensors would offer the same features as combining dozens or even hundreds of different instruments in the gardening industry. The Ubiquitor would be used to replace these devices and could offer another case study of the effectiveness of the application of universal smart technology to such systems.

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

In the fourth quarter of 2021, we hired the law firm of Knobbe Martens, Olson & Bear, LLP to serve as outside intellectual property counsel for the Company. The firm is working on further transferring the Company’s provisional patent applications to formal patent applications which should number 13 according if all proceed according to plan. In addition, Knobbe Martens is also working on further filing four previously unfiled patents during the same timeframe and extending an existing patent application into Europe and Australia. In addition, in May 2022, the Company also engaged Chang & Hale, LLP law firm as suggested by our counsel at Knobbe, Martens, Olsen & Bear, LLP to assist with two new patents, however Knobbe Martens still remains our main IP counsel. The company now has 24 total patents and patent applications in various phases with the US Patent and Trademark Office, with two more provisional patents filed this quarter.

As a note, Focus Universal’s patent number 11,488,468 was allowed and subsequently issued on November 1, 2022. The patent is titled “Sensor for Detecting the Proximity of an IEEE 802.11 Protocol Connectable Device.”

Competitors

We have identified several competitors we have identified, specifically in the wireless sensor node industry, including traditional instruments or device manufacturers such as Hanna Instruments and Extech Instruments.

Hach developed and launched the SC1000 Multi-parameter Universal Controller, a probe module for connecting up to 32 digital sensors or analyzers. However, their products are not compatible with smart phones yet; and we believe their price point is still prohibitive to consumers.

Monnit Corporation offers a range of wireless and remote sensors. Many of Monnit’s products are web-based wireless sensors that usually are not portable because of their power consumption. Also, the sensors’ real-time updates are slow; and we believe security of the web-based sensor data acquisition may also be a concern. In addition to purchasing the device, consumers usually have to pay monthly fees for using web-based services.

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

Results of Operations

For the three months ended September 30, 2022 compared to the three months ended September 30, 2021

Revenue, cost of revenue and gross profit

Our consolidated gross revenue for the three months ended September 30, 2022 and 2021 was $60,654 and $634,777, respectively, which included revenue from related parties of $5,968 and $0, respectively. Revenue for the three months ended September 30, 2022 decreased $574,123 due to sales decrease from major customer of Perfecular and AVX Design & Integration Inc. being unable to generate more service work or develop a big project of high competitive environment in Los Angeles area. Additionally, the company is midstream in shifting toward more higher technology products and revenues, and diversifying away from more generalized hydroponic equipment of which remain in higher inventory levels within the industry.

Cost of revenue for the three months ended September 30, 2022 was $42,441, compared to $521,334 for the three months ended September 30, 2021. This decrease in cost of revenue was related to the decrease in revenues. In addition to the decrease in revenue, gross profit decrease to $18,213 compared to $113,443 three months ended September 30, 2022 and 2021, respectively.

Operating Expenses

The major components of our cost and operating expenses for the three months ended September 30, 2022 and 2021 are outlined in the table below:

	For the three months ended September 30, 2022	For the three months ended September 30, 2021	Increase (Decrease) $
Selling expense	76,984	14,776	62,208
Compensation – officers and directors	34,000	34,600	(600)
Research and development	133,109	55,525	77,584
Professional fees	150,943	343,787	(192,844)
General and administrative	597,143	422,309	174,834
Total operating expenses	$992,179	$870,997	$121,182

Selling expenses for the three months ended September 30, 2022 was $76,984, compared to $14,776 for the three months ended September 30, 2021. Selling expense incurred was mainly from marketing fees, including expenses related to the Company’s management ringing the closing bell for Nasdaq, and a one-time sales return for Perfecular. The increase of selling expenses was due to an increase in marketing fees.

Compensation – officers and directors were $34,000 and $34,600 for the three months ended September 30, 2022 and 2021, respectively.

Research and development costs were $133,109 and $55,525 for the three months ended September 30, 2022 and 2021, respectively. The increase was due to an increase in research and development employee compensation and China based operations’ research and development costs.

Professional fees were $150,943 during the three months ended September 30, 2022, compared to $343,787 during the three months ended September 30, 2021. The decrease in these fees compared to the prior period was due to the fact that in the prior period we were uplisting to Nasdaq by pursuing an underwritten offering.

General and administrative expenses of $597,143 incurred during the three months ended September 30, 2022 primarily consisted of stock-based compensation of $195,750, salaries of $110,024, rent of $43,266, insurance expense of $72,274, and depreciation expense of $41,115. General and administrative expenses of $422,309 incurred during the three months ended September 30, 2021 primarily consisted of stock-based compensation of $106,837, salaries of $82,382, insurance expense of $116,546 and depreciation expense of $41,062.

Other Income (expense)

Other income of $31,946 incurred during the three months ended September 30, 2022 primarily consisted of interest income of $2,635, unrealized gain on marketable equity securities of $42,101, realized loss on marketable equity securities of $31,486 and other income of $18,696. Other expenses of $580,200 incurred during the three months ended September 30, 2021 primarily consisted of interest expense of $14,069, gain on extinguishment of debt $107,460, change in fair value of warrant liability of $1,284,780, gain on settlement of derivative liability of $550,406 and other income of $60,783.

Net Losses

During the three months ended September 30, 2022 and 2021, we incurred net losses of $942,020 and $1,337,754 respectively, due to the factors discussed above.

For the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021

Revenue

Our consolidated gross revenue for the nine months ended September 30, 2022 and 2021 was $282,463 and $1,259,920, respectively, which included revenue from related parties of $39,788 and $15,141, respectively. Revenue for the nine months ended September 30, 2022 decreased $977,457 due to sales decrease from Hydrofarm to Perfecular and AVX Design & Integration Inc. being unable to generate more service work or develop a big project in the highly competitive environment of the Los Angeles area. As mentioned, the company is midstream in shifting toward more higher technology products and revenues and diversifying away from generalized hydroponic equipment.

Cost of revenue for the nine months ended September 30, 2022 was $243,004, compared to $1,022,666 for the nine months ended September 30, 2021. This decrease in cost of revenue was related to the decrease in revenues. In addition to the decrease in revenue, gross profit decrease to $39,459 compared to $237,254 nine months ended September 30,2022 and 2021, respectively.

Operating Expenses

The major components of our cost and operating expenses for the nine months ended September 30, 2022 and 2021 are outlined in the table below:

	For the nine months ended September 30, 2022	For the nine months ended September 30, 2021	Increase (Decrease) $
Selling expense	132,871	15,734	117,137
Compensation – officers and directors	144,040	107,700	36,340
Research and development	862,214	165,897	696,317
Professional fees	686,150	801,262	(115,112)
General and administrative	2,317,359	1,286,943	1,030,416
Total operating expenses	$4,142,634	$2,377,536	$1,765,098

Selling expense for the nine months ended September 30, 2022 was $132,871, compared to $15,734 for the nine months ended September 30, 2021. Selling expense incurred was mainly from marketing fees. The increase of selling expense was due to an increase in marketing fees.

Compensation – officers and directors were $144,040 and $107,700 for the nine months ended September 30, 2022 and 2021, respectively. The increase was due to granting equity compensation.

Research and development costs were $862,214 and $165,897 for the nine months ended September 30, 2022 and 2021, respectively. The increase was due to an increase in research and development employee compensation; and on research and development costs incurred by our Chinese subsidiary.

Professional fees were $686,150 during the nine months ended September 30, 2022 compared to $801,262 during the nine months ended September 30, 2021. The decrease in professional fees compared to the prior period was due to the fact that in 2021 the Company was uplisting to Nasdaq and conducted an underwritten offering.

General and administrative expenses of $2,317,359 incurred during the nine months ended September 30, 2022 primarily consisted of stock-based compensation of $652,500, salaries of $579,958, rent of $280,311, insurance expense of $330,768, and depreciation expense of $123,177. General and administrative expenses of $1,286,943 incurred during the nine months ended September 30, 2021 primarily consisted of stock-based compensation of $320,512, salaries of $344,133, depreciation expense of $121,933, and insurance expense of $251,690. The major portion of increase these expenses were related to increase director’s stock-based compensation.

Other Income (expense)

Other income of $230,928 incurred during the nine months ended September 30, 2022 primarily consisted of interest income of $2,885, unrealized loss on marketable equity securities of $32,525, realized loss on marketable equity securities of $21,205 and other income of $281,773. Other expense of $360,133 incurred during the nine months ended September 30, 2021 primarily consisted of interest expense of $36,825, gain on extinguishment of debt for SBA PPP forgiveness loan amount of $260,450, change in fair value of warrant liability amount of $1,284,780, gain on settlement of derivative liability amount of $550,406 and other income of $150,616.

Net Losses

During the nine months ended September 30, 2022 and 2021, we incurred net losses of $3,872,247 and $2,500,415 respectively, due to the factors discussed above.

Liquidity and Capital Resources

Working Capital

	September 30, 2022	December 31, 2021
Current Assets	$6,591,072	$9,214,340
Current Liabilities	(2,278,440)	(571,442)
Working Capital	$4,312,632	$8,642,898

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

	For the nine months ended September 30, 2022	For the nine months ended September 30, 2021
Net cash used in operating activities	$(2,435,157)	$(1,496,812)
Net cash used in investing activities	(177,738)	(6,875)
Net cash provided by financing activities	–	10,455,528
Effect of exchange rate	(3,352)	–
Net change in cash	$(2,616,247)	$8,951,841

Cash Flows from Operating Activities

Our net cash outflows from operating activities of $2,435,157 for the nine months ended September 30, 2022 was primarily the result of our net loss of $3,872,247 and changes in our operating assets and liabilities offset by the add-back of non-cash expenses. The change in operating assets and liabilities includes an increase in accounts receivable of $32,257, an increase in accounts receivable – related party of $45,413, an increase in inventories of $5,087, a decrease in prepaid expense of $116,648, an decrease in deposit of $1,998, a decrease in operating lease right-of-use asset of $226,468, an decrease in accounts payable and accrued liabilities of $120,121, a decrease in other current liabilities of $17,135, an decrease in customer deposit of $271, a decrease in lease liabilities of $94,542, an increase in other liabilities of $12,335. Non-cash expense included add-backs of $72,108 in bad debt expense, $21,133 in reduction of inventory fair value adjustments, $123,908 in depreciation expense, $32,525 in unrealized loss on marketable equity securities, $21,205 in realized loss on marketable securities, $158,547 in gain on forgiveness of debt, $671,901 in stock-based compensation - shares, and $652,500 in stock option compensation.

Our net cash outflows from operating activities of $1,496,812 for the nine months ended September 30, 2021, was primarily the result of our net loss of $2,500,415 and changes in our operating assets and liabilities offset by the add-back of non-cash expenses. The change in operating assets and liabilities includes an increase in accounts receivable of $120,503, a decrease in inventory of $20,969, an increase in prepaid expenses of $55,280, a decrease in deposits of $100,000, a decrease in operating lease right-of-use asset of $36,059, an increase in accounts payable and accrued liabilities of $172,474, a decrease in accounts payable – related party of $17,471, an increase in other current liabilities of $17,299, a decrease in customer deposits of $57,106, a decrease in lease liabilities of $39,044, and a decrease in other liabilities of $17,135. Non-cash expense includes add-backs of $7,794 in bad debt expense, $1,689 in inventory reserve reductions, $121,932 in depreciation expense, $258,960 in gain on extinguishment of debt, $1,284,780 in change in fair value of warrant liability, $550,406 in gain on settlement of derivative liability, $36,000 in stock-based compensation, and $320,512 in stock option compensation.

We expect that cash flows from operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our net revenues and operating results, utilization of new revenue streams, in line with our shifting revenue streams, collection of accounts receivable, and timing of billings and payments.

Cash Flows from Investing Activities

For the nine months ended September 30, 2022 we had cash outflow from investing activities of $177,738. That was primarily the result from the purchase of property and equipment of $39,193, purchase of marketable securities of $768,949, and proceeds from sales of marketable securities of $630,404. For the nine months ended September 30, 2021 we had cash outflow from investing activities of $6,875 from the purchase of property and equipment.

Cash Flows from Financing Activities

There were no financing activities for the nine months ended September 30, 2022. For the nine months ended September 30, 2021, cash inflows of $10,455,528 were due to proceeds of SBA loans of $267,297, payment of an SBA loan of $137,900, proceeds from bank loan of $1,500,000, payment on bank loan of $1,500,000, and net proceeds of $10,326,131 from an underwritten public offering.

Going Concern

In the long term, the continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to repay its debt obligations, to obtain necessary equity financing to continue operations, and the attainment of profitable operations. For the nine months ended September 30, 2022, the Company had a net loss of $3,872,247 and negative cash flow from operating activities of $2,435,157. With a January 1, 2022 beginning cash amount of $8,678,665, the Company will have enough cash to cover its projected annual cash burn rate of $3,152,618 which is an increase from the previous year. This is a result of coming off of a year where the company completed an uplisting transaction causing a greater than normal amount of expenditure, especially in professional service fees. Overall, the Company has adequate cash for the Company to continue operation as a going concern throughout 2022 without any additional capital raise. As a result, the previous factors raising substantial doubt to continue as a going concern have been alleviated for the following year.

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation SK.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We were not subject to any new legal proceedings during the nine months ended September 30,2022 and there are currently no new legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

ITEM 1A.  RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No shares or common stock were sold during the nine months ended September 30, 2022.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the nine-month periods ended September 30, 2022 or 2021.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5.  OTHER INFORMATION

Our common stock trades on the Nasdaq Global Market under the symbol “FCUV.”

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

Focus Universal Inc.

Dated: November 14, 2022	By:	/s/ Desheng Wang Desheng Wang Chief Executive Officer

Dated: November 14, 2022	By:	/s/ Duncan Lee Duncan Lee Chief Financial Officer

