Form 10-K
period 2022-12-31
FOCUS UNIVERSAL INC.
filed 2023-03-31
CIK 1590418

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 333-193087

FOCUS UNIVERSAL INC.

(Exact name of registrant as specified in its charter)

Nevada	46-3355876
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or organization)

2311 East Locust Court, Ontario, CA	91761
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (626) 272-3883

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	FCUV	The Nasdaq Stock Market LLC (Nasdaq Global Market)

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive- based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

As of June 30, 2022, the aggregate market value of shares held by non-affiliates of the registrant (based upon the closing price of such shares on the Nasdaq Global Market on June 30, 2022) was $495,782,364.14. For purposes of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors and 5% or greater stockholders. In the case of 5% or greater stockholders, we have not deemed such stockholders to be affiliates unless there are facts and circumstances which would indicate that such stockholders exercise any control over our company, or unless they hold 10% or more of our outstanding common stock. These assumptions should not be deemed to constitute an admission that all executive officers, directors and 5% or greater stockholders are, in fact, affiliates of our company, or that there are not other persons who may be deemed to be affiliates of our company. Further information concerning shareholdings of our officers, directors and principal stockholders is included in Part III, Item 12 of this Annual Report on Form 10-K.

The number of shares outstanding of the registrant’s common stock, $0.001 par value, outstanding as of March 22, 2023: 43,229,653.

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

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully, and readers should not place undue reliance on our forward-looking statements. Forward-looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made, and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. All references to “common stock” refer to the common shares in our capital stock.

As used in this annual report, the terms “we,” “us,” “our,” the “Company” and “Focus Universal” mean Focus Universal Inc. unless otherwise indicated.

ii

PART I

Item 1. BUSINESS

Company Background.

Focus Universal Inc. (the “Company,” “we,” “us,” or “our”) is a Nevada corporation. We are based in the city of Ontario, California, and were incorporated in Nevada in 2012. In December of 2013, we filed an S-1 registration statement that went effective on March 14, 2014. From March 14, 2014, through August 30, 2021, our securities traded on the OTCQB Market. From August 31, 2021, through January 27, 2022, our securities traded on the Nasdaq Capital Market. From January 28, 2022, to the present, our securities have traded on the Nasdaq Global Market.

Our company websites are www.focusuniversal.com, www.avxdesign.com, and www.attechsystems.com. Our website and the information contained therein or connected thereto are not intended to be incorporated into this report.

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

We have developed an innovative and proprietary “device on a chip” (“DoC”) technology, which combines the required electronic circuits of various integrated circuit components onto a single, integrated chip (“IC”) and pushes beyond the limits of current integrated chips. Our DoC technology works as a single component but is capable of handling entire IoT device functions (excluding sensors and architecture-specific components). Our DoC technology includes both the hardware and software, uses less power compared to traditional IoT devices, with better performance, includes smaller overall devices, and offers greater reliability despite decreasing the number of interconnections between components. We believe that incorporating our DoC technology into our product offering, will simplify the manufacturing process, lowering our costs and allowing us to achieve a faster time-to-market, when compared to our competitors’ who only manufacture and sell multi-chip devices. Our planned DoC technology allows devices to achieve interoperability with one another and are interchangeable, both features where traditional IoT devices fall short.

Our research and development suggest that the existing IC integration in IoT devices is mainly focused on hardware-to-hardware integration, not incorporating software solutions. This lack of incorporating software under a common operating system, application software, and extra interface into ICs, limits IC integration to the component level. Software is a critical component in electronics, and the more tightly integrated the software, the better the power and performance. Software also adds an element of flexibility and allows multiple discrete ICs, which in the past were unable to be further integrated into a single IC.

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

The Universal Smart Instrumentation Platform (“USIP”) we developed is a standardized, universal hardware and software integration platform that provides a universal common foundation for what we anticipate will be used by thousands of IoT and standalone devices. The electronic design and production start from a 90% completed common foundation, our USIP, instead of the individual components that necessitate the current method of building each standalone instrument from scratch. USIP allows ICs to be integrated from the component level up to the device level, which pushes the frontier of semiconductor technology beyond Moore’s Law. Our USIP also eliminates redundant hardware and software and results in significant cost savings and production efficiency.

Figure 1. From USIP to device level integrated circuits (“IC”).

2.	Creating a faster 5G cellular technology by using ultra-narrowband technology.

Fifth generation (“5G”) telecommunications networks will revolutionize the digital economy by enabling new applications that depend on ultra-fast communications on an industrial scale. 5G promises to deliver an improved end-user experience by offering new applications and services through gigabit speeds and significantly improved performance and reliability. 5G will build on the successes of 2G, 3G, and 4G mobile networks, which have transformed society, supporting new services and new business models. 5G provides an opportunity for wireless operators to move beyond providing connectivity services to developing rich solutions and services for consumers and industries across a wide range of sectors at an affordable cost. 5G is an opportunity to implement wired and wireless converged networks and offers opportunities to integrate network management systems. The United States and China are in a race to deploy 5G wireless networks, and the country that gets there first will lead in standard-setting, patents, and the global supply chain. A World Economic Forum report stated that by 2035 5G networks would contribute $13.2 trillion in economic value globally and generate 22.3 million jobs in the 5G global value chain from direct network investments and residual services[1]. 5G networks and their related applications are expected to add three million jobs and $1.2 trillion to the economy in the U.S. [2]

____________________

[1]	World Economic Forum, January 2020 “The Impact of 5G: Creating New Value across Industries and Society,” available at: http://www3.weforum.org/docs/WEF_The_Impact_of_5G_Report.pdf (last accessed March 6, 2023).
[2]	https://www.marketsandmarkets.com/Market-Reports/power-line-communication-plc-market-912.html (last accessed on March 6, 2023).

Though 5G offers a significant increase in speed and bandwidth over previous generation telecommunication networks, its more limited range for high-speed internet will require further infrastructure investments. A 5G network requires spectrum across low, mid, and high spectrum bands to deliver widespread coverage and support a wide range of use cases[3]. A low-band cell site can cover hundreds of square miles and deliver a downlink data rate in the range of 30-250 Mbps.[4] Mid-band frequencies (2.5/3.5Ghz) can also travel long distances but can carry a lot more data than low-band cell sites.[5] Mid-band 5G base stations can transmit and receive high-capacity signals over fairly large areas. They can represent an ideal mix of performance—including some networks providing download speeds around 100-900 Mbps—for the bulk of 5G traffic in metropolitan areas.[6] High-band 5G uses millimeter-wave (mmWave) frequency bands. Despite receiving plenty of publicity, high-band is a very specialized part of the 5G offering.[7] Functioning over a shorter radius, it’s particularly useful in urban areas and busy venues like stadiums and shopping malls.[8] With the potential to offer data rates of up to 10 Gbps, high-band 5G is already being deployed in several major cities. Download speeds for carriers’ high band 5G can sometimes clock in around 450 Mbps, with peak speeds of nearly 1 Gbps, and upload speeds near 50 Mbps.[9]

High band, mmWave spectrum is used primarily for urban and dense urban markets. The characteristics of high band, mmWave spectrum is that it is very wide and provides a significant increase in capacity. Because of the greater spectrum width, speed is increased, and transmission latency is reduced. However, the drawback is that high-band spectrum does not propagate over a large coverage area. For example, a 28 GHz mmWave spectrum can only travel 500 feet.[10]

Low-band frequencies can travel long distances and penetrate buildings but can only carry a limited amount of data. High-band frequencies can carry a substantial amount of data, but due to their shorter wavelength, they travel shorter distances and are more susceptible to buildings and trees blocking the signal.[11]

____________________

[3]	Horwitz, Jeremy (December 10, 2019). “The definitive guide to 5G low, mid, and high band speeds.” VentureBeat online magazine (available at: https://venturebeat.com/2019/12/10/the-definitive-guide-to-5g-low-mid-and-high-band-speeds/ (Last accessed March 7, 2023)).
[4]	Id.
[5]	Id.
[6]	Id.
[7]	See “5G Rollout—Beyond the Hype.” Parsons Cyber Blog, June 16, 2020 (“As a result, 5G base stations must be positioned as close as a third of a mile, whereas 4G base stations can provide coverage of 20 to 45 miles. This limitation becomes especially acute in more rural and/or remote areas, wherein 5G networks become impractical”) (available at: https://www.parsons.com/2020/06/5g-rollout-beyond-the-hype/ (last accessed, March 7, 2023)).
[8]	Id.
[9]	https://www.t-mobile.com/business/resources/articles/benefits-of-the-5g-spectrum-for-businesses (last accessed March 7, 2023).
[10]	https://dgtlinfra.com/american-tower-5g-deployed-in-layers-different-spectrum-bands/ (last accessed March 7, 2023).
[11]	https://www.md7.com/perspectives/infrastructure-challenges-of-5g-frequency/ (last accessed March 7, 2023).

Unlike 4G LTE, which operates on established frequency bands below 6GHz, 5G requires frequencies up to 300GHz. Wireless carriers still need to bid for the costly higher spectrum bands, as they build and roll out their respective 5G networks. Adding the hardware required for 5G networks can significantly increase operating expenses. Building 5G networks is expensive. According to THALES, total global spending on 5G is set to reach $620 billion by 2025.[12]

A typical 5G base station consumes up to twice or more the power of a 4G base station. Energy costs can grow even more at higher frequencies due to a need for more antennas and a denser layer of small cells. Edge computing facilities needed to support local processing and new internet of things (IoT) services will also add to overall network power usage.

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

____________________

[12]	THALES, Dec 29,2022, A 5G PROGRESS REPORT: LAUNCHES, SUBSCRIBERS, DEVICES & MORE, https://www.thalesgroup.com/en/worldwide/digital-identity-and-security/magazine/5g-progress-report-launches-subscribers-devices, (last accessed March 7, 2023)

UNB modulation utilizes a coded baseband with abrupt edges. Any bandpass filter used at the transmitter for ultra-narrowband modulation must exhibit zero group delay to pass the instantaneous phase changes. However, it may lack the bandwidth required to pass instantaneous changes in frequency. Conventional filters cannot be used with ultra-narrowband signals, which are dependent upon negative or zero group delay filters.

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

5G networks operate on higher bandwidth frequencies reaching up to 300 GHz, which permit data rates capable of delivering ultra-fast speeds measuring as much as 20 times more than those provided by 4G LTE networks. However, the availability and cost of spectrum bands are still an issue for wireless operators. Wireless operators need to bid for these costly higher spectrum bands as they build and deploy their respective 5G networks. On February 24, 2021, the Federal Communications Commission announced the winning bids in Auction 107, the auction of 3.7 GHz service licenses. The winning bids for all 5,684 available licenses totaled over $81 billion and were concentrated among just 21 bidders.[13] Given that Focus Universal operates in the ultra-narrowband spectrum where very limited spectrum is required and public access spectrum is also available, this is potentially less of a concern than pursuing the traditional broadband capacity pathways.

____________________

[13]	Federal Communications Commissions (February 17, 2021), https://www.fcc.gov/document/fcc-announces-winning-bidders-37-ghz-service-auction, (last accessed March 7, 2023)

2)	Coverage.

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

Building a 5G network is expensive. To do so is not just building a layer on top of an existing 4G network; instead, it is laying the groundwork for something new altogether. The cost of a current 5G base station is approximately three times that of a 4G base station.[14]

4)	Energy consumption.

Two factors relate directly to the increased energy consumption of 5G networks. First, 5G’s operating on higher frequency spectrums require greater energy input.[15] For example, a typical 5G base station consumes up to twice the power consumed by a 4G base station. Second, to provide the same coverage area as a 4G network, a 5G network requires three to four times the number of base stations. Accordingly, the overall energy consumption of a typical 5G network will be at least six to eight times more than the energy consumption of a 4G network with equivalent coverage. Like the coverage applications, we also expect energy consumption to be potentially significantly less with UNB technologies over the conventional broadband pathways.

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

____________________

[14]	“How much does it cost to build a 5G base station?” Phate Zhang, April 7, 2020, CNTechPost (available at: https://cntechpost.com/2020/04/07/how-much-does-it-cost-to-build-a-5g-base-station/ (last accessed March 7, 2023)).
[15]	Environmental Health Trust, https://ehtrust.org/science/reports-on-power-consumption-and-increasing-energy-use-of-wireless-systems-and-digital-ecosystem/, (last accessed March 7, 2023)

Further, the design of 5G+ infrastructure means that cost savings could be realized as there is the potential of piggybacking the required 5G+ infrastructure on the current 4G infrastructure. Finally, 5G+ only consumes 1/25,000 to 1/6,250 of the energy consumed by 5G. As outlined above, 5G+ has the potential to overcome the challenges presented using higher broadband spectrums required for the implementation of the broadband technology used in 5G.

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

We have developed a proprietary and patented “user interface machine auto generation platform” (“UIMAGP”) to replace the manual software designs that are currently used. This platform is used to build the IoT user interface. The natural integrated programming language we have developed is like the language humans use to communicate with each other, which makes it is easy for humans to learn, while still being understood by a machine. The UIMAGP simplifies the process of software programming by saving hundreds of lines of code into a micro code that can be saved to a sensor module. When that sensor module is plugged into a USIP, the user interface specification codes saved to the sensor module is sent to the platform and a universal display, such as a smartphone, a computer, or a display unit. The UIMAGP saved on the universal display automatically generates the user interface within milliseconds instead of requiring months or years of software development work. An embedded coding hardware engineer can design sensor module hardware and provide the user interface specification code. Thus, the hardware-defining software is achieved.

UIMAGP is similar to low code or no code programming because it reduces the amount of traditional hand-coding, enabling accelerated delivery of business applications. However, low code and no code programming suffer from integration restrictions, absence of customization, and security risks issues, making them unsuitable for large-scale and mission-critical enterprise applications such as IoT applications. UIMAGP has overcome these challenges while requiring only a minimum amount of coding. The UIMAGP and user interface specification codes work collectively to perform the function of traditional customized software, enabling UIMAGP to be shared by the estimated 20 billion IoT devices worldwide,15[16] a feat that current manual software designs could not achieve.

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

USIP is an advanced hardware and software integrated instrumentation platform with a large-scale modular design approach. USIP integrates many technologies, including cloud technology, wired and wireless communication technology, software programming, instrumentation technology, artificial intelligence, PLC, sensor networking, and IoT technology into a single platform. This results in circuit designs that we believe are vastly cheaper and faster than those constructed of discrete integrated circuit components designed from scratch.

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

Compared to traditional stand-alone instruments, USIP exploits the processing power of a computer or a mobile device. Productivity, display, and connectivity capabilities to provide a more powerful, flexible, and cost-effective measurement solution. Traditional hardware-centered instrumentation systems are made up of multiple stand-alone instruments interconnected to carry out a determined measurement or control an operation. They have fixed vendor-defined functionality, and the components that comprise the instruments are also fixed and permanently associated with each other. Different instruments provided by different vendors cannot be interoperated and interchanged. For example, we simply cannot use a traditional blood pressure meter to measure temperature or vice versa. USIP is designated to be compatible with all instruments, sensors, or probes on the market and capable of monitoring and controlling any combination of instruments or sensors. We believe our USIP will revolutionize the field of instrumentation, measurement, control, and automation.

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

____________________

[16]	Gartner Insights “Leading the IoT,” available at: https://www.gartner.com/imagesrv/books/iot/iotEbook_digital.pdf (last accessed March 7, 2023).

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

Internet of Things Overview

IoT refers to the overarching network created by billions of internet-compatible devices and machines that share data and information worldwide. According to a Gartner report, by the end of 2020, there were an estimated 20 billion IoT-connected devices in use around the world. As the sophistication of both hardware and software in the consumer electronics industry skyrockets, an increasing share of the electronic devices produced around the world are manufactured with internet connectivity. Forecasts suggest that by 2030, around 50 billion of these IoT devices will be in use worldwide, creating a massive web of interconnected devices spanning everything from smartphones to kitchen appliances.[17]17 The IoT will significantly impact the economy by transforming many enterprises into digital businesses, facilitating new business models, improving efficiency, and increasing employee and customer engagement. It is foreseeable that the explosive growth in IoT will rapidly deplete natural and human labor resources. We believe that IoT will soon reach a critical limit; we do not have enough human labor and natural resources to support IoT growth. Twenty billion IoT devices challenge existing resources. We have overcome the current massive IoT production challenges by developing a shared distributed universal IoT. Billions of internet-compatible devices and machines share data and information around the world and share a large section of hardware and software (up to 90%).

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

____________________

[17]	Statista Report “Number of internet of things (IoT) connected devices worldwide in 2018, 2025 and 2030” available at https://www.statista.com/statistics/802690/worldwide-connected-devices-by-access-technology/ (last accessed March 7, 2023).

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

Figure 15. Markets and Markets Updated date – Oct 25

The market size for PLC is expected to reach $17.4 billion at the end of 2028.[18] This prediction is based on current PLC technology, which provides speeds that are too slow (usually less than 9,600 bps), coverage that is too short (200-300 yards), and harsh electrical noise and interference. The major vendors of PLC technology include ABB, General Electric, Siemens, AMETEK, Schneider Electric, Texas Instruments, Maxim Integrated, Devolo, Cypress Semiconductor, ST Microelectronics, Panasonic, Microchip, Qualcomm Atheros, TP-Link Technologies, NETGEAR, D-Link, NXP Semiconductor NV, Landis+Gyr, Sigma Designs, Zyxel Communications, Nyx Hemera Technologies, and Renesas Electronics Corporation.

____________________

[18]

GlobalNewswire, December 19, 2022, https://www.globenewswire.com/en/news-release/2022/12/19/2576452/0/en/Global-Programmable-Logic-Controller-PLC-Market-to-Reach-17-6-Billion-by-

2028-Presence-of-Over-1-500-Manufacturers-Makes-it-Highly-Fragmented.html, (March 7, 2023)

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

Our current research and development efforts are focused on an operating frequency of 64 megahertz (MHz), which is about 100 times lower than 4G networks (6 gigahertz (GHz)) and 5,000 times lower than 5G networks (up to 300 GHz). Our technology’s 1,000 Hz bandwidth is approximately 20,000 times narrower than 4G networks and 100,000 times narrower than 5G networks. The narrower the bandwidth, the less energy consumption. By maintaining the 1,000 Hz bandwidth, our ultra-narrowband wireless technology can save electricity usage by a factor of up to 100,000 times when compared with a 5G network. We believe that our ultra-narrowband wireless technology has the potential to push the wireless frontier well beyond 5G. We finalized our ultra-narrowband technology research with data transfer speeds of 64-256 Mbps in the fourth quarter of 2022. We now need to build testing equipment. This requires us to design and build a digital device that can perform the digital speed testing. We have designed the devices and we should receive the finished circuit boards in the next few weeks and hope that such device will be completed by the end of 2023.

Markets and Markets projects that the 5G infrastructure market will reach USD 47,775 million by 2027, at a CAGR of 67.1%. The major players in the 5G infrastructure market are Huawei (China), Ericsson (Sweden), Samsung (South Korea), Nokia Networks (Finland), ZTE (China), NEC (Japan), CISCO (US), CommScope (US), Comba Telecom Systems (Hong Kong), Alpha Networks (Taiwan), Siklu Communication (Israel), and Mavenir (US). Huawei (China) is the leader in the 5G infrastructure market. Limited coverage, high energy consumption, and expensive infrastructure installation are the major holdups for the successful deployment of 5G technology. Most 5G technologies are based on broadband technology; our research suggests there are very few companies working on ultra-narrowband technology. We believe that adopting our ultra-narrowband wireless technology can provide significant cost savings to 5G spectrum bands, 5G network hardware, and 5G energy consumption.

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

Figure 16. Software market size.

Today, some of the biggest companies within the software industry, including Microsoft, IBM, Oracle, SAP, and Salesforce, have still not developed a UIMAGP. Any software that can be created by low code and no code programming can also be created by using UIMAGP. However, the software created by UIMAGP achieves what low code and no code programming cannot because of the complexities of applying the code to different platforms and the accompanying required customization. One of the distinct features of UIMAGP is that the programming provides a starting point that includes foundational code that may be used on any platform or operating system. This makes the final programming much more efficient, as it needs relatively few lines of code to program a complicated application.

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

This division will also develop and market end-user universal smart instruments and shared distributed universal IoT devices in the horticulture, agriculture, and aquaculture industries. Leveraging the Company’s ultra-narrowband PLC technology and USIP, we intend to provide a more stable, secure, and faster network for large industrial operations requiring data-specific sensing and control automation to ensure optimal outcomes. According to Markets and Markets, the agriculture IoT market is expected to grow from $11.4 billion in 2021 to $18.1 billion by 2026, at a CAGR of 9.8%.[19] A key factor driving the growth of this market is the rising demand for agricultural production due to increasing population and adoption of IoT and AI technologies by farmers and growers. Deere & Company (US), Trimble (US), Raven Industries (US), AGCO Corporation (AGCO) (US), AgJunction Inc. (AgJunction) (US), DeLaval (Sweden), GEA Farm Technology (Germany), Lely (Netherlands), Antelliq (France), AG Leader Technology (AG Leader) (US), Tigercat (Canada), Ponsse (Finland), Komatsu Forest AB (Sweden), Caterpillar (US), Treemetrics (Ireland), Topcon Positioning Systems (US), and DICKEY-john Corporation (US) are some of the major players in the agriculture IoT market. We have completed the design of certain PLC industrial IoT devices, including industrial light controls, temperature controls, humidity controls, carbon dioxide controls, digital lighting controls, quantum PAR measurement and controls, pH measurement and controls, TDS measurement and controls, and fan speed controls.

This division will also focus on developing device-on-a-chip (DoC) ICs, which we intend to sell to electronic device manufacturers for use in conjunction with the USIP. We will distinguish our DoC technology from the component ICs; these ICs can perform entire device functions. According to the Cision the globally integrated circuits market will be worth $1,248.6 billion in 2030.[20] Major players in the IC market are Intel Corporation, Texas Instruments, Analog Devices, STMicroelectronics, NXP, ON Semiconductor, Micron, Toshiba, Broadcom, and Qualcomm.

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

____________________

[19]	Market and Markets, May 2021, Agriculture IoT Market worth $18.1 billion by 2026, https://www.marketsandmarkets.com/PressReleases/iot-in-agriculture.asp, (last accessed March 7, 2023)
[20]	Cision, January 25, 2023, Integrated Circuits Market to Reach USD 1,248.6 Billion by 2030, https://www.prnewswire.com/news-releases/integrated-circuits-market-to-reach-usd-1-248-6-billion-by-2030--301730536.html, (last accessed March 7, 2023)

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

Our Quantum Par Meter Device

Smart Home Installation

Through AVX Design and Integration, Inc. (“AVX”), an IoT installation and management company based in southern California, and a subsidiary of the Company, we offer residential customers an entire smart home product line. We have finished designing smart devices for lighting control, air conditioner control, sprinkler control, garden light control, garage door control, and heating control. We are developing a swimming pool control device, smoke detector, and carbon monoxide monitor.

We believe smart installation based on the USIP, and our Ubiquitor together will include more functionalities than the current systems offered by our competitors. It is our goal that our smart systems would integrate, exchange data, interact and connect utilizing our forthcoming PLC technology. As a result, the installation process would be simplified, and its costs would be reduced.

Once successfully integrated, the Ubiquitor will be central to every smart installation with our IoT Installation Services segment. The Ubiquitor’s connectivity capabilities will allow that system to be expanded and customized in the future. We also plan to offer zero down payment options for installation of our smart systems and charge a monthly subscription fee instead.

Notwithstanding the foregoing, should we be unable to successfully integrate the Ubiquitor into our smart installations, the Ubiquitor will continue to be a flagship product of our Company that can be applied to various other purposes in the different industries and fields mentioned above.

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

a) Our Existing Customer, Hydrofarm

Our universal smart instruments’ design, development, and manufacture are targeted to increase current sales to Hydrofarm, our existing customer.

Our current customer, Hydrofarm, is the largest distributor in the horticulture industry, with roughly 50% of the market share in the U.S. horticulture industry.

All our current universal smart devices, including sensors and controllers, will be distributed to Hydrofarm. Smartphones can be used to display and control all the sensors and controllers in the horticulture industry. By the end of 2020, we completed the development of several sensors that are used in the gardening industry, including a light control node, temperature sensor, humidity sensor, digital light sensor, quantum PAR sensor, pH sensor, TDS sensor and carbon dioxide sensor; and we finished the circuit layouts for the pilot IoT system for the gardening industry (consisting of approximately 1,000 sensor nodes and controllers). These circuit layouts are in the possession of our manufacturer in China for production. We have now received the circuit boards and are trying to launch the pilot production. We are designing the injection molding tooling so that we can create the casing. We believe we will be able to launch the pilot production once the casing tooling is fixed. In 2023, we intend to extend our product line to Hydrofarm, who in turn will resell and market our systems and devices to its customers in the horticulture industry.

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

Acquiring key competitors may allow the addition of key personnel to our team. These additions may include people with vast industry knowledge, which can act as a catalyst to further our growth and lead to the development of new products and business lines. We will seek to target synergistic acquisitions in the same industry, targeting different geographic locations, which will allow us to actively compete on a regional or national scale in the IoT segment. If we target businesses in the same sector or location, we hope to combine resources to reduce costs, eliminate duplicate facilities or departments and increase revenue. We believe this strategy will allow for accelerated growth and maximize investor returns.

One of our key strategies to grow through M&A is to acquire smaller businesses that focus on IoT installation technology (industrial or residential) and in the USIP or PLC industries.

Original Equipment Manufacturer (“OEM”) Engineering Consulting and Design Services

Universal smart technology is new to most electronic engineers and manufacturers. One way to promote our universal smart technology is to provide direct OEM engineering design consulting services to potential industrial customers. Direct, on-site consulting will educate our industrial consumers on the many ways our technology can be implemented in a variety of industrial applications. We believe that we are well positioned to perform product design and engineering consulting services for future OEM customers. We believe we can operate as a seamless extension of our customers’ engineering organizations and add scale, flexibility, and speed to their design processes. We will not be able to offer such engineering consulting and design consulting services until the Ubiquitor is being produced and distributed. We believe that once the Ubiquitor is being produced and distributed, we will have hired and trained enough engineers to execute our consulting strategy. Through our engineering consulting services strategy, we intend to become our customers’ engineering partner at all stages of the design cycle so that we may effectively assist them in transforming ideas into production-ready products and accelerate time to market for our universal smart technology product segment.

Technology Licensing

We may also consider entering into licensing arrangements with our customers for our technology. We believe that once we educate our industrial consumers, they may want to integrate our universal smart technology into their own technology through licensing agreements. We believe licensing our intellectual property may provide a revenue stream with no additional overhead, all while allowing us to retain proprietary ownership and create long-term industrial consumers who rely on our products. By creating incentives, such as cost incentives, to license our IP rather than design their own technology, we believe potential customers could save on design costs and create business development opportunities. Licensing may also allow us to rely on the expertise, capacity, and skill of a licensee to commercialize our IP, which is especially valuable if we lack the infrastructure, financial resources, and know-how to bring a product to market independently.

Distribution Method

We intend to engage in relationships predominantly with standard U.S. component manufacturers and similar electronics providers for the manufacturing of unassembled parts of the Ubiquitor and its sensor nodes, and to then ship such parts to our Ontario, California facility where we will assemble the Ubiquitor devices and sensor nodes. Afterwards, we would distribute our Ubiquitor devices to distributors and retailers directly and also ship directly to traditional industrial instrument manufacturers. We have a sales department operating out of our Ontario, California office and eventually plan to open a second sales department in China dedicated to promoting our technologies to local instrument manufacturers who can utilize our Ubiquitor devices in their manufacturing and other processes. We intend to market the Ubiquitor to industrial end-users through Hydrofarm, through direct business-to-business sales channels and also directly to consumers via e-commerce internet platforms. For our quantum light meters, and air filtration products, while we still continue to anticipate orders from Hydrofarm in 2023, we have begun to diversify away from one single dominant distributor into more diversified distribution channels, such as direct wholesale into retail outlets and direct distribution to end-users. We also intend to implement a direct sales method via Amazon.com and other online retailers.

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

Hach developed and launched the SC1000 Multi-parameter Universal Controller, a probe module for connecting to 32 digital sensors or analyzers. However, their products are not compatible with smart phones yet; and we believe their price point is still prohibitive to consumers.

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

Air Filtration Systems and Meter Products Industry

The air filtration system and meter products industry is a niche industry. The global industrial air filtration market was valued at $23.83 billion by 2029 and analysts expect it to register a CAGR of 7.2% because of the industrial need to control air quality across a range of industries.[21] Air purification methods are an effective way to control contaminants and improve indoor air quality and as a result, many national and local governments overseeing indoor air quality and other emissions are enacting stricter workforce health and safety regulations in this area, which drives demand.

We are not trying to compete with traditional instruments or device manufacturers because we plan to utilize our Ubiquitor device in conjunction with our smartphone application. We believe the resulting product may compete in a much wider product category due to its many potential applications.

Our Corporate History

We are based in the City of Ontario, California, and were incorporated in Nevada in 2012. In December of 2013, we filed an S-1 registration statement that went effective on March 14, 2014. From March 14, 2014, through August 30, 2021, our securities traded on the OTCQB Market. From August 31, 2021, our securities traded on the Nasdaq Capital Market. From January 28, 2022, our securities traded on the Nasdaq Global Market.

Our website is www.focusuniversal.com. Our website and the information contained therein or connected thereto are not intended to be incorporated into this report.

The Company entered the residential and commercial automation installation service industry through the acquisition of AVX Design and Integration, Inc. (“AVX”) in March of 2019. AVX was established in 2000 with the goal of installing high-performance, easy-to-use Audio/Video, Home Theater, Lighting Control, Automation, and Integration systems for high-net-worth residential projects.

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

On March 15, 2019, the Company entered into a stock purchase agreement with Patrick Calderone, the CEO and owner of AVX, whereby the Company purchased 100% of the outstanding stock of AVX (the “AVX Acquisition”) for $890,716. The purchase price was structured as follows: (1) $550,000 payable in cash at closing; (2) $290,716 payable in 39,286 shares of the Company’s common stock issued upon closing; and (3) $50,000 payable in the form of a secured promissory note at 6% interest over 12 months secured by six shares of AVX common stock. In connection with the AVX Acquisition, Patrick Calderone also entered into a consulting agreement with the Company pursuant to which he would offer consulting and training services during the 12-month period following the closing of the AVX Acquisition. Since AVX is an installer of smart home products, and since we anticipate that our Ubiquitor device can enhance smart home installations, we believe that this acquisition will allow us to test new applications and the integration capabilities of our Ubiquitor device in smart homes.

On August 31, 2021, the Company commenced trading on the Nasdaq Capital Market under the symbol “FCUV.”

____________________

[21]	Fortune, The global air filters market is projected to grow from $14.68 billion in 2022 to $23.83 billion by 2029, exhibiting a CAGR of 7.2% in forecast period, 2022-2029, https://www.fortunebusinessinsights.com/industry-reports/air-filters-market-101676, (last accessed March 7, 2023)

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

After our internal research and development efforts, we filed with the USPTO on June 2, 2017, a patent application regarding a process for improving the spectral response curve of a photo sensor. The small and cost-effective multicolor sensor and its related software protected by the potential patent we believe could achieve a spectral response that approximates an ideal photo response to measure optical measurement. The patent was issued on February 26, 2019.

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

We continue to ultilize the services of the law firm of Knobbe Martens, Olson & Bear, LLP based in Orange County, CA to serve as outside intellectual property counsel for the Company. The firm is working on transferring the Company’s provisional patent applications to formal patent applications in addition to filing new provisional patents. In 2021, we filed 14 patents. We filed 18 domestic patents in 2022 (plus two international patents in 2022), and so far have filed 3 patents in 2023.

In addition, the Company’s patent number 11,488,468 was allowed and subsequently issued on November 1, 2022. The patent, titled Sensor for Detecting the Proximity of an IEEE 802.11 Protocol Connectable Device.

Research and Development Activities

For the year ended December 31, 2022, we spent a total of $1,060,385 on research and development activities; and for the year ended December 31, 2021, we spent a total of $220,469.

Focus Universal (Shenzhen) Technology Co. LTD was founded as a mainland China office for manufacturing procurement expertise and non-confidential support research and development activities. This wholly owned subsidiary is registered to be engaged in IoT research and development, IoT sales and service, and other related activities.

Compliance with Environmental Laws

We are not aware of any environmental laws that have been enacted, nor are we aware of any such laws being contemplated for the future, that impact issues specific to our business.

Employees

As of the date of this report we have a total of 32 employees, with 25 full-time employees and 7 part-time employees. The Company’s Chief Executive Officer and Secretary is Dr. Desheng Wang, and our Chief Financial Officer is Irving Kau. We have a head of marketing whose efforts are focused on the controlled agricultural market segment. We have eleven full-time senior electrical and computer engineers working on the research and development of our products. We have one full-time sales employee and three full-time employees are working on administrative tasks. We also have a full-time accounting manager/controller. Four employees perform audio/visual home installations for our subsidiary AVX, with one employee serving as the supervisor and operational head.

Legal Proceedings

On or about April 13, 2020, Ian Patterson, the Chief Operations Officer of AVX resigned from his position. On May 5, 2020, Mr. Patterson filed an action in the Superior Court for the County of Los Angeles, State of California, against the Company, et al. The complaint alleges claims including discrimination, wrongful termination, retaliation and various other provisions of the California Labor Code, and various other claims under California state law. The complaint seeks unspecified economic and non-economic losses, as well as attorneys’ fees. In response to the Complaint, defendants filed a motion to compel arbitration asking the court to order Plaintiff to submit his claims to binding individual arbitration based on an arbitration agreement signed by Plaintiff at the outset of his employment. The motion was unfortunately denied, and in response, defendants filed an appeal. The appeal was also denied. Trial for this matter is not set, nor has discovery been conducted. AVX intends to vigorously contest this matter. Further, AVX disputes that the other defendants are proper parties to the litigation. However, litigation and investigations are inherently uncertain, but the outcome could have a material impact on the Company.

On or about April 14, 2020, Devesa Sarria, the Sales and Marketing Director, was terminated. On May 13, 2020, she filed an action in the Superior Court for the County of Los Angeles, State of California. The Complaint alleges claims including discrimination, wrongful termination, retaliation and various other provisions of the California Labor Code, and various other claims under California state law. The complaint seeks unspecified economic and non-economic losses, as well as attorneys’ fees. We have completed written discovery and most of the non-expert discovery. Trial is set for October 11, 2023. AVX intends to vigorously contest this matter. Further, AVX disputes that the other defendants are proper parties to the litigation. However, litigation and investigations are inherently uncertain, but the outcome could have a material impact on the Company.

On January 19, 2023, the company filed an action in the Superior Court of California, County of San Bernardino against Jacqueline Li. AVX Design and Integration pre-paid for equipment toward a joint project with her father Jeffrey Li. Payment was made to Jaqueline’s father’s company Sing Young Music, while no goods or services were ever received. Upon death, Jacqueline Li distributed assets from the business Sing Young Music without consideration toward the business entity or any formation of an estate for Jeffrey Li. We attended the trial on March 17, 2023 to represent our side of the case and are awaiting judgement from the court.

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

We were incorporated on December 4, 2012; and as of December 31, 2022, we had an accumulated deficit of $17,864,028. If we are not successful in growing revenues and controlling costs, we will not maintain profitable operations or positive cash flow, and even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

Because we have a limiting operating history with positive revenues, you may not be able to accurately evaluate our operations.

We were incorporated on December 4, 2012, and have had limited profitable operations to date. Therefore, we have a limited profitable operating history upon which to evaluate the merits of investing in our company. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the operations that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to the ability to generate sufficient cash flow to operate our business, and additional costs and expenses that may exceed current estimates. However, we expect to continue generating revenues. Additionally, we recognize that if the effectiveness of our business plan is not forthcoming, we will not be able to continue business operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

We require significant funding to develop, manufacture and market our Ubiquitor wireless sensor.

We may ultimately require up to $20 million to fund the development, manufacturing, assembly and marketing strategy for the Ubiquitor. Once we achieve this fund-raising goal, we intend to position ourselves in the small device market, establishing the price at below a few hundred dollars. Due to superior functionality and low price, we expect to capture this section of the market easily. Once our product and service mature, and the Company becomes better known, we believe we could gain market share in the high-end market. None of this will be possible if we fail to obtain the funding we require. There is no guarantee that additional funding can be obtained on favorable terms, if at all.

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

In connection with our manufacturing outsourcing arrangements, we rely on third-party manufacturers to implement customary manufacturer safeguards onsite, such as the use of confidentiality agreements with employees, to protect our proprietary information and technologies during the manufacturing process. However, these safeguards may not effectively prevent unauthorized use of such information and technical knowhow or prevent the manufacturers from retaining them. We face risks that our proprietary information may not be afforded the same protection in China as it is in countries with more comprehensive intellectual property laws, and local laws may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights in China, and failure to obtain or maintain intellectual property or trade secret protection could adversely affect our competitive business position. If the third-party manufacturers of our proprietary products misappropriate our intellectual property, our business, prospects and financial condition could be materially and adversely affected.

Our business operations in China may negatively affect our ability to protect our intellectual property and our financial position.

On December 31, 2021, we set up a branch office in mainland China. Historically, China has not protected intellectual property rights to the same extent as the United States, and infringement of intellectual property rights continues to pose a serious risk of doing business in China. Monitoring and preventing unauthorized use is difficult. The measures we take to protect our intellectual property rights may not be adequate. Any unauthorized use of our intellectual property rights could harm our competitive advantages and business. Furthermore, the application of laws governing intellectual property rights in China is uncertain and evolving and could involve substantial risks to us. If we are unable to adequately protect our intellectual property rights, we may lose these rights and our business may suffer materially. Moreover, the complexities that arise from operating in a different tax jurisdiction inevitably led to an increased exposure to international taxation. Should review of our tax filings result in unfavorable adjustments, our operating results, cash flows, and financial position could be materially and adversely affected.

The size and future growth in the market for our Ubiquitor device or our PLC technology has not been established with precision and may be smaller than we estimate, possibly materially. If our estimates and projections overestimate the size of this market, our sales growth may be adversely affected.

Our estimates of the size and future growth in the market for our Ubiquitor device or our PLC technology is based on several internal studies, reports and estimates. In addition, our internal estimates are based on current feedback from clients using current generation technology and our belief is that the use and implementation of our technologies in the United States and worldwide will be extensive. While we believe we are using effective tools in estimating the total market for Ubiquitor device or our PLC technology, these estimates may not be correct and the conditions supporting our estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors. The actual demand for our products or competitive products, could differ materially from our projections if our assumptions are incorrect. As a result, our estimates of the size and future growth in the market for the Ubiquitor device or our PLC technology may prove to be incorrect. If the demand is smaller than we have estimated, it may impair our projected sales growth and have an adverse impact on our business.

If we are unable to properly forecast future demand of our products, our production levels may not meet demands, which could negatively impact our operating results.

Our ability to manage our inventory levels to meet our customer’s demand for our products is important for our business. Our production levels and inventory management are based on demand estimates six to twelve months forward considering supply lead times, production capacity, timing of shipments, and dealer inventory levels. If we overestimate or underestimate demand for any of our products during a given season, we may not maintain appropriate inventory levels, which could negatively impact our net sales or working capital, hinder our ability to meet customer demand, or cause us to incur excess and obsolete inventory charges.

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

The potential consequences of a material cyber, or other security incident include financial loss, reputational damage, negative media coverage, litigation with third parties, which in turn could adversely affect our competitiveness, business, financial condition, results of operations and cash flows.

Our sensor segment is subject to risks associated with operations as we diversify away from a single dominant customer.

While in the past we were subject to volatility as a result of having only one dominant customer, diversification away from a single customer also poses some risks associated with the migration, While the company will possess more revenues streams, the migration away from a single steady customer poses risks as we begin to build new relationships. Along with new marketing efforts, we need to continue to cater to the needs of these new customers or the business may fluctuate or vanish.

Our air filtration business segment could experience price fluctuations in raw materials, availability problems, and volatile demand.

The principal raw materials that we use are filter media, activated charcoal, perforated metal sheet, and certain other petroleum-based products, like plastics, rubber, and adhesives. Our cost of filter media can experience price fluctuations. Larger competitors can enter selective supply arrangements with major suppliers that reduce medium-to-long-term volatility in costs. We cannot guarantee purchases in the volume that justifies such selective supply arrangements. Thus, we could be subject to price volatility.

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

We currently source products from manufacturers in China, including digital, analog, and quantum light meters, filtration products and certain components for our Ubiquitor device. Currently, the prices we offer to Hydrofarm are FOB (Free on Board) China. Only the cost of delivering the goods to the nearest port is included and Hydrofarm is responsible for the shipping from China and responsible for all other fees, including tariffs, associated with delivering the goods to the ultimate destination. If Hydrofarm changes the term to CIF (Cost, Insurance, and Freight) United States, then we would be responsible for the shipping costs and the tariff costs, which may reduce our gross margin. Thus, we may incur increases in costs due to changes in tariffs, import or export restrictions, other trade barriers, or unexpected changes in regulatory requirements, any of which could reduce our gross margins. Moreover, volatile economic conditions may impact the ability of our suppliers to make timely deliveries; and if a supplier fails to make a delivery, there is no guarantee that we will be able to timely locate an alternative supplier of comparable quality at an acceptable price.

Since the beginning of 2018, there has been increasing rhetoric, in some cases coupled with legislative or executive action, from several U.S. and foreign leaders regarding tariffs against imports of certain materials. It is difficult to anticipate the impact on our business caused by the proposed tariffs or whether the proposed changes in tariffs will materialize in the future. Given the relatively fluid regulatory environment in China and the United States, there could be additional tax, tariffs, or other regulatory changes in the future. Any such changes could directly and materially adversely impact our business, financial condition, and operating results.

Our failure to respond to rapid change in the technology markets could cause us to lose revenue and harm our competitive position.

Our future success will depend significantly on our ability to develop and market new products that keep pace with technological developments and evolving industry standards for technology. We are currently developing products, including our Ubiquitor device, universal smart monitors, and controllers, distributed shared universal smart home products, and smart products for the gardening industry, for MacOS, PC, as well as mobile operating systems such as Android and iOS, that transmit data over Wi-Fi signals, cellular signals, Bluetooth, certain power line systems, traditional wired systems, and other radio frequency systems that enable data transmission. Our delay or failure to develop or acquire technological improvements, adapt our products to technological changes or provide technology that appeals to our customers may cause us to lose customers and may prevent us from generating revenue which could ultimately cause us to cease operations.

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

Our Ubiquitor and USIP platform relies on both wired and wireless networks to transmit data, which is a major advantage of the Ubiquitor device and the USIP platform. Wireless networks allow multiple users to access large amounts of information without the hassle of running wires to and from each IoT device. However, wireless networks have technological limitations and there are several disadvantages that our Ubiquitor device may face when using a wireless network. Wireless networks are typically expensive; it can cost up to four times more to set up a wireless network than to set up a wired network. The range of a wireless network is limited, and a typical wireless router will only allow individuals located within 150 to 300 feet to access the network. Wireless networks are extremely susceptible to interference from radio signals, radiation, and other similar types of interference. Such interference may cause a wireless network to malfunction. Wireless networks can be accessed by any IoT device within range of the network’s signal so information transmitted through the network (including encrypted information) may be intercepted by unauthorized users. Wireless networks are typically slower than wired networks, sometimes even up to 10 times slower. Walls and floors can seriously limit the range of your wireless network. Since wireless networks have severe limitations, these limitations may reduce the competitive advantage that the Ubiquitor provides in the marketplace which might prevent widespread adoption.

Demand for our products is uncertain and depends on our currently unproven ability to create and maintain superior performance.

Our future operating results will depend upon our ability to provide our products or services and to operate profitably in an industry characterized by intense competition, rapid technological advances, and low margins. This, in turn, will depend on several factors, including:

•	Our ability to generate significant sales and profit margin from the Ubiquitor device;

•	Worldwide market conditions and demand for sensor devices and other products we may continue to add as we move forward;

•	Our success in meeting targeted availability dates for our products and services;

•	Our ability to develop and commercialize new intellectual property and to protect existing intellectual property;

•	Our ability to maintain profitable relationships with our distributors, retailers and other resellers;

•	Our ability to maintain an appropriate cost structure;

•	Our ability to attract and retain competent, motivated employees;

•	Our ability to comply with applicable legal requirements throughout the world; and

•	Our ability to successfully manage litigation, including enforcing our rights, protecting our interests, and defending claims made against us.

These factors are difficult to manage, satisfy and influence and we cannot provide any assurance that we will be able to generate significant demand for and sales of our products.

The Ubiquitor device could fail to gain traction in the marketplace for several reasons that would adversely impact our financial results and cause our investors to lose money.

Future rollout of the Ubiquitor entail numerous risks such as:

•	Any lack of market acceptance of the Ubiquitor;

•	Failure to maintain acceptable arrangements with product suppliers, particularly considering lower than anticipated volumes;

•	Manufacturing, technical, supplier, or quality-related delays, issues, or concerns, including the loss of any key supplier or failure of any key supplier to deliver high quality products on time;

•	Competition;

•	Potential declines in demand for sensor devices; and

•	Risks that third parties may assert intellectual property claims against our products.

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

The Internet may ultimately prove not to be a viable commercial marketplace for IoT applications for several reasons, including:

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

Most products on the small sensor device market do not currently use smartphones to collect and analyze sensor data. There is no guarantee that using smartphone technology will cut production costs and be well received. If our USIP using smartphone technology is not well received, there is a risk that device manufacturers will develop new monitoring and operating components that are incompatible with our current platform instead of developing the traditional sensors that are compatible with our technology. Updating our platform to stay compatible with new components could increase our costs unexpectedly.

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

We may at times collect, store, and transmit information of, or on behalf of, our clients that may include certain types of confidential information that may be considered personal or sensitive, and that are subject to laws that apply to data breaches. We believe that we take reasonable steps to protect the security, integrity, and confidentiality of the information we collect and store, but there is no guarantee that inadvertent or unauthorized disclosure will not occur or that third parties will not gain unauthorized access to this information despite our efforts to protect this information, including through a cyber-attack that circumvents existing security measures and compromises the data that we store. If such unauthorized disclosure or access does occur, we may be required to notify persons whose information was disclosed or accessed. Most states have enacted data breach notification laws and, in addition to federal laws that apply to certain types of information, such as financial information, federal legislation has been proposed that would establish broader federal obligations with respect to data breaches. We may also be subject to claims of breach of contract for such unauthorized disclosure or access, investigation and penalties by regulatory authorities and potential claims by persons whose information was disclosed. The unauthorized disclosure of information, or a cyber-security incident involving data that we store, may result in the termination of one or more of our commercial relationships or a reduction in client confidence and usage of our services. We may also be subject to litigation alleging the improper use, transmission, or storage of confidential information, which could damage our reputation among our current and potential clients and cause us to lose business and revenue.

Product liability associated with the production, marketing, and sale of our products, and/or the expense of defending against claims of product liability, could materially deplete our assets and generate negative publicity which could impair our reputation.

The production, marketing and sale of digital products have inherent risks of liability in the event of product failure or claim of harm caused by product operation. Furthermore, even meritless claims of product liability may be costly to defend against. We do not currently have product liability insurance for our products. We may not be able to obtain this insurance on acceptable terms or at all. Because we may not be able to obtain insurance that provides us with adequate protection against all or even some potential product liability claims, a successful claim against us could materially deplete our assets. Moreover, even if we can obtain adequate insurance, any claim against us could generate negative publicity, which could impair our reputation and adversely affect the demand for our products, our ability to generate sales and our profitability. For the products we sell through Hydrofarm, we also do not carry product liability insurance. It is our management’s position that these handheld battery-operated products do not carry substantial product liability risk and to the extent there are any product liability risks, such risks are born by Hydrofarm, who does carry product liability insurance coverage for the products we provide to them, and they sell to their customers. However, it is possible that we could face liability in a products liability lawsuit for manufacturing defects or defective design since we design or manufacture the products sold by Hydrofarm.

Some of the agreements that we may enter with manufacturers or distributors of our products and components of our products may require us:

•	to obtain product liability insurance; or

•	to indemnify manufacturers against liabilities resulting from the sale of our products.

If we are not able to obtain and maintain adequate product liability insurance, then we could be in breach of these agreements, which could materially adversely affect our ability to produce our products and generate revenues. Even if we can obtain and maintain product liability insurance, if a successful claim in excess of our insurance coverage is made, then we may have to indemnify some or all of our manufacturers or distributors for their losses, which could materially deplete our assets.

We may not be able to identify suitable acquisition targets or otherwise successfully implement a growth strategy reliant on mergers and acquisitions.

To expand our business, we hope to pursue mergers and acquisitions to acquire new or complementary businesses, services or technologies. We expect to continue evaluating potential strategic acquisitions of businesses, services, and technologies. However, we may not be able to identify suitable candidates, negotiate appropriate or favorable acquisition terms, obtain financing that may be needed to consummate such transactions or complete proposed acquisitions. Any such future mergers and acquisitions would be accompanied by the risks commonly encountered in acquisitions of companies, including, among other things, the difficulty of integrating the operations and personnel of the acquired companies; the potential disruption of the Company’s ongoing business; the inability of management to incorporate successfully acquired technology and rights into the Company’s services and product offerings; additional expense associated with amortization of acquired intangible assets; the maintenance of uniform standards, controls, procedures and policies; and the potential impairment of relationships with employees, customers and strategic partners.

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

Product defects could result in costly fixes, litigation, and damages.

Our business exposes us to potential product liability risks that are inherent in the design, manufacture, and sale of our products. If there are claims related to defective products (under warranty or otherwise), particularly in a product recall situation, we could be faced with significant expenses in replacing or repairing the product. For example, our filtration products or Ubiquitor devices obtain raw materials, machined parts and other product components from suppliers who provide certifications of quality which we rely on. Should these product components be defective and pass undetected into finished products, or should a finished product contain a defect, we could incur significant costs for repairs, re-work and/or removal and replacement of the defective product. In addition, if a dispute over product claims cannot be settled, arbitration or litigation may result, requiring us to incur attorneys’ fees and exposing us to the potential of damage awards against us.

Only two officers have public company experience on our management team which could adversely impact our ability to comply with the reporting requirements of U.S. securities laws.

Amongst our officers, only Dr. Desheng Wang, our CEO, and Irving Kau, our CFO, have public company experience. Our CEO and CFO are ultimately responsible for complying with federal securities laws and making required disclosures on a timely basis. Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our ability to comply with the reporting requirements of the Securities Exchange Act of 1934, as amended, which is necessary to maintain our public company status. If we were to fail to fulfill those obligations, our ability to continue as a U.S. public company would be in jeopardy in which event you could lose your entire investment in our Company.

Some of our officers, directors, consultants, and advisors are involved in other businesses and not obligated to commit their time and attention exclusively to our business and therefore they may encounter conflicts of interest with respect to the allocation of time and business opportunities between our operations and those of other businesses.

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

If, because of these conflicts, we may be deprived of business opportunities or information, the execution of our business plan and our ability to effectively compete in the marketplace may be adversely affected. If our audit committee becomes aware of such conflict of interests, we will take an immediate action to resolve it. Each conflict of interest will be handled by the Company based on the nature of the conflict and the individual involved in it.

We are not aware of any current or potential conflict of interests with our consultants or advisors.

We have concluded that we have not maintained effective internal control over financial reporting through the years ended December 31, 2022, and December 31, 2021. Significant deficiencies and material weaknesses in our internal control could have material adverse effects on us.

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

Our CEO and one of our directors, Dr. Desheng Wang, owns 33.345% of the outstanding shares of our common stock as of the date of this report. Two of our directors together own over 50% of the outstanding shares of our common stock. Accordingly, our directors have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations, and the sale of all or substantially all of our assets. They also have the power to prevent or cause a change in control. The interests of our directors may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

Management currently beneficially owns most of our outstanding common stock. Consequently, management can influence control of the operations of the Company and, acting together, will have the ability to influence or control substantially all matters submitted to stockholders for approval, including:

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and requirements of the Sarbanes-Oxley Act of 2002, as amended, or SOX. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly, and current reports with respect to our business and financial condition. SOX requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly and increase demand on our systems and resources.

These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business and results of operations.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

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

Risks Related to the Ownership of our Common Stock

Our shares may be affected by short selling practices which may decrease the stock price.

The Company believes that certain individuals and/or companies may have engaged in manipulative and/or suspected illegal trading practices that may artificially depress our share price. There is great concern in today’s market environment regarding the potential targeting of publicly traded companies in a market manipulation scheme involving illegal naked short selling of stock. The Company finds such suspected manipulation completely unacceptable as it distorts the value of the Company and negatively impacts shareholders who have invested their hard-earned money. We are considering engaging third party service providers to further investigate these practices by aggregating and analyzing repository data from reporting entities, broker-dealers and shareholders enabling us to proactively track shareholder ownership, identify parties involved in suspicious, aberrant, or unusual trading activity and deploy corrective action steps to help curtail such activity.

The SEC and other regulatory and self-regulatory authorities have implemented various rules and taken certain actions, and may in the future adopt additional rules, and take other actions, that may impact those engaging in short selling activity involving equity securities (including our common stock). Such rules and actions include Rule 201 of SEC Regulation SHO, the adoption by the Financial Industry Regulatory Authority, Inc. and the national securities exchanges of a “Limit Up-Limit Down” program, the imposition of market-wide circuit breakers that halt trading of securities for certain periods following specific market declines, and the implementation of certain regulatory reforms required by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. Any governmental or regulatory action that restricts the ability of investors to effect short sales of our common stock, borrow our common stock or enter into swaps on our common stock could adversely affect the trading price and liquidity of our shares.

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

As of December 31, 2022, we had 43,530,915 shares of common stock outstanding and no shares of preferred stock outstanding. We are authorized to issue up to 75,000,000 shares of common stock and no shares of preferred stock. To the extent of such authorization, our Board of Directors will have the ability, without seeking stockholder approval, to issue additional shares of common stock or preferred stock in the future for such consideration as the Board of Directors may consider sufficient. The issuance of additional common stock or preferred stock in the future may reduce a shareholder’s proportionate ownership and voting power.

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

If our existing stockholders sell substantial shares of our common stock in the public market, then the market price of our common stock could decrease significantly. The perception in the public market that our stockholders might sell shares of common stock also could depress the market price of our common stock. There are approximately 43,229,653 shares of our common stock outstanding as of March 22, 2023, of which approximately 17,946,923 shares are currently freely tradable.

Certain existing holders of most of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other shareholders. If the sale of these shares are registered, they will be freely tradable without restriction under the Securities Act. In the event such registration rights are exercised and many shares of common stock are sold in the public market, such sales could reduce the trading price of our common stock.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock, and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of shares of our common stock.

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

If the shares of our common stock were to be delisted from NASDAQ, we expect that it would be traded on the OTCQB or OTCQX marketplaces, which are unorganized, inter-dealer, over-the-counter markets that provide significantly less liquidity than NASDAQ or other national securities exchanges. Thus, a delisting from NASDAQ may have a material adverse effect on the trading and price of our common stock.

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

We anticipate that because of the significant expansion of our operations and addition of operating subsidiaries, new personnel may be required in all areas of our operations to continue to implement our post-acquisition business plan. Our future operating results depend to a large extent on our ability to manage this expansion and growth successfully. For us to continue to manage such growth, we must put in place legal and accounting systems and implement human resource management and other tools. We have taken preliminary steps to put this structure in place. However, there is no assurance that we will be able to successfully manage this anticipated rapid growth. A failure to manage our growth effectively could materially and adversely affect our profitability.

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

We can offer no assurance that we will be able to retain or effectively recruit new additional personnel. The departure of any key members of AVX’s management team could make it more difficult to operate AVX. Moreover, to the extent that we will rely upon their management team to operate AVX, we will be subject to risks regarding their managerial competence. Accordingly, we cannot assure you that our assessment of these individuals will prove to be correct and that they will have the skills, abilities, and qualifications we expect.

If we are unable to integrate the Ubiquitor device into the smart home installation business, we may not be able to distinguish ourselves in the segment and that could negatively affect our ability to operate in the competitive smart home installation industry.

The smart home installation business is a highly competitive market, and we have numerous competitors who are already well-established in the market. We expect our competitors to continue improving the design and performance of their products and to introduce new products that could be competitive in both price and performance. The reason we believe that we could become competitive in this market segment is because we anticipate integrating the Ubiquitor device into AVX’s smart home installations. However, there is no guarantee that we can integrate the Ubiquitor device into AVX’s smart home installations. If we are unable to integrate the Ubiquitor device into smart home installations, we will not be able to achieve the competitive price and performance we anticipate achieving success in AVX’s future smart home installations. Alternatively, we may not be able to achieve a smart home installation at a cost-effective price that is sufficient to distinguish us from amongst the competition in this market segment.

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

Item 3. LEGAL PROCEEDINGS

On or about April 13, 2020, Ian Patterson, the Chief Operations Officer of AVX resigned from his position. On May 5, 2020, Mr. Patterson filed an action in the Superior Court for the County of Los Angeles, State of California, against the Company, et al. The complaint alleges claims including discrimination, wrongful termination, retaliation and various other provisions of the California Labor Code, and various other claims under California state law. The complaint seeks unspecified economic and non-economic losses, as well as attorneys’ fees. In response to the Complaint, defendants filed a motion to compel arbitration asking the court to order Plaintiff to submit his claims to binding individual arbitration based on an arbitration agreement signed by Plaintiff at the outset of his employment. The motion was unfortunately denied, and in response, defendants filed an appeal.  The appeal was also denied.  Trial for this matter is not set, nor has discovery been conducted.  AVX intends to vigorously contest this matter. Further, AVX disputes that the other defendants are proper parties to the litigation. However, litigation and investigations are inherently uncertain, but the outcome could have a material impact on the Company.

On or about April 14, 2020, Devesa Sarria, the Sales and Marketing Director, was terminated. On May 13, 2020, she filed an action in the Superior Court for the County of Los Angeles, State of California. The Complaint alleges claims including discrimination, wrongful termination, retaliation and various other provisions of the California Labor Code, and various other claims under California state law. The complaint seeks unspecified economic and non-economic losses, as well as attorneys’ fees.  We have completed written discovery and most of the non-expert discovery. Trial is set for October 11, 2023.  AVX intends to vigorously contest this matter.  Further, AVX disputes that the other defendants are proper parties to the litigation. However, litigation and investigations are inherently uncertain, but the outcome could have a material impact on the Company.

Item 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

On August 31, 2021, the Company commenced the trading of its common stock on the Nasdaq Capital Market under the symbol “FCUV.” On January 28, 2022, the Company commenced trading of its common stock on the Nasdaq Global Market under the symbol “FCUV.” On March 22, 2022, the last reported sale price of our common stock as reported on the Nasdaq Global Market was $3.84 per share.

On September 23, 2014, our common stock was verified for trading on the OTCQB Market under the trading symbol “FCUV.” Prior to that time, there was no public market for our stock. The following table sets forth for the indicated periods the high and low intra-day sales price per share for our common stock on the Nasdaq Capital Market (as applicable) for the four quarters of 2021 and 2022. As of March 22, 2023, our common stock trades upon the Nasdaq Global Market.

	High	Low

2021: First Quarter	$4.25	$3.56
2021: Second Quarter	$10.00	$4.25
2021: Third Quarter	$25.25	$4.49
2021: Fourth Quarter	$15.52	$7.33

2022: First Quarter	$14.17	$6.18
2022: Second Quarter	$14.58	$10.00
2022: Third Quarter	$16.43	$9.38
2022: Fourth Quarter	$13.49	$5.90

Holders.

As of March 22, 2022, there were 366 record holders of 43,229,653 shares of the Company’s common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is VStock Transfer, LLC.

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

Securities Authorized for Issuance Under Equity Compensation Plans

On December 15, 2018, our Board of Directors presented the 2018 Equity Incentive Plan to the shareholders. On December 17, 2018, the holders of 63.051% of our issued and outstanding shares of common stock adopted a resolution by written consent without a meeting adopting the 2018 Equity Incentive Plan. The plan reserves an aggregate of 1,000,000 shares of the Company’s common stock, which provides for the payment of various forms of incentive compensation to employees, consultants, executives, and directors of the Company. The 2018 Equity Incentive Plan provides for the grant of the following types of stock awards: (i) incentive stock options; (ii) non-statutory stock options; (iii) stock appreciation rights; (iv) restricted stock awards; (v) restricted stock unit awards; and (vi) other stock awards. Under the 2018 Equity Incentive Plan, a ten percent stockholder will not be granted an incentive stock option unless the exercise price of such option is at least one hundred and ten percent of the fair market value on the date of grant and the option is not exercisable after the expiration of five years from the grant date. The Board of Directors determines the vesting schedule of the grants with broad discretion. On August 6, 2019, each member of the Board was granted 30,000 options to purchase shares at $5.70 per share. On December 11, 2020, each member of the Board was granted 15,000 options to purchase shares at $3.00 per share. On December 31, 2021, each member of the Board was granted 15,000 options to purchase shares at $8.86 per share. On December 30, 2022, each member of the Board was granted 15,000 options to purchase shares at $6.41 per share.

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

Item 6. [RESERVED]

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward-looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties, and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or our behalf. We disclaim any obligation to update forward-looking statements.

Focus Universal Inc., a Nevada corporation (the “Company,” “we,” “us,” or “our”), has developed the five proprietary platform technologies described in the Business Section, starting on page 1. These are: (1) device on a chip; (2) universal smart instrumentation platform (“USIP”); (3) ultra-narrowband technology; (4) ultra-narrowband power line communication (“PLC”) technology; and (5) natural integrated programming language (“NIPL”).

Our main sources of revenue are derived from our sales of sensor devices and our wholesaling of various digital, analog, and quantum light meters and filtration products, including fan speed adjusters, carbon filters and HEPA filtration systems. We source these products from manufacturers in China and then sell them to a major U.S. distributor, Hydrofarm, who resells our products directly to consumers through its established retail distribution channels and, in some cases, places its own branding on our products. For the year ended December 31, 2021, our primary source of revenue was from sales of these agricultural sensors and measurement equipment sold through Hydrofarm. Hydrofarm was not our primary source of revenue for the year ended December 31, 2022.

For a greater description of our technologies, our business segments and the products we are currently selling, see “Part I – Item 1. Business” above.

Ubiquitor Wireless Universal Sensor Device

Our USIP technology is an advanced software and hardware integrated instrumentation platform that uses a large-scale modular design approach. The large-scale modular design approach subdivides instruments into a foundation component (a USIP) and architecture-specific components (sensor nodes). The USIP has an open architecture, incorporating a variety of individual instrument functions, sensors, and probes from different industries and vendors. The platform features the ability to connect potentially thousands of different sensors or probes, addressing major limitations present in traditional instrumentation systems. The result of such integration is a smaller, cheaper, and faster circuit system design than those currently offered in the instrumentation market.

The USIP, which is compatible with a significant percentage of the instruments currently manufactured, consists of universal and reusable hardware and software. The universal hardware in the USIP is (i) a smartphone, computer, or any mobile device capable of running our software that includes a display and either hardware controls or software control surfaces, and (ii) our Ubiquitor.

We have created and assembled prototype models of the Ubiquitor in limited quantities and plan to expand our assembly in 2023. Our prototype Ubiquitor is compatible with standard desktop computers running Windows OS or MacOS and Android- or iOS-based mobile devices, and acts as a conduit that communicates with a group of sensors or probes manufactured by different vendors in a manner that requires the user to have little or no knowledge of their unique specifications. The data readout is displayed on the computer or mobile device display. We are designing the application software (the “App”) to have a graphical representation of control and indicator elements common in traditional tangible instruments, such as knobs, buttons, dials, and graphs, etc. Our developers are designing and implementing a soft control touch screen interface that supports real-time data monitoring and facilitates instrument control and operation.

The Company continues to devote a substantial number of resources to research and development despite a slight decrease to the overall number year over year to bring the Ubiquitor and its App to full production and distribution. We anticipate that the sales and marketing involved with bringing the Ubiquitor to market will require us to hire several new employees in order to gain traction in the market. We intend to introduce the Ubiquitor in smart home and commercial installations to reduce costs and increase functionality, as well as implement the Ubiquitor device in greenhouses and other agricultural warehouses that require regulation of light, humidity, moisture, and other measurable scientific units required to create optimal growing conditions.

We have completed an initial production run of prototype Ubiquitor devices and intend to proceed into full-scale production. The Ubiquitor’s sensor analytics system integrates event-monitoring, storage and analytics software in a cohesive package that provides a holistic view of the sensor data it is reading.

For a description of the physical hardware, see illustrations in “Figures 5-10 in Part I - Item 1. Business Section 5. “Developing a universal smart instrumentation platform (“USIP”)” above.

We believe the Ubiquitor device can connect up to thousands of potential sensor nodes integrate data using embedded software to display the data and all analytics onto a digital screen (desktop, smartphone or mobile device displays) using a wired or Wi-Fi connection. As disclosed in our patent application, we have already tested up to 256 sensor instrument readouts. Most types of nodes and probes can connect to the hardware. If the sensor size is bigger than the standard probe size, it is possible to simply use a USB cable to connect the probe and the hub. All data and analytics are displayed on a single screen, with tools that record and keep track of all measurements, and sort and display analytic information in easy-to-read charts.

The Ubiquitor is a general platform that collects data in real time and is intended to be adapted to many industrial uses.

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

Research and Development Efforts of Power Line Communication

Power Line Communication (“PLC”) is a communication technology that enables sending data over existing power cables. One advantage of this technology is that PLC does not require substantial new investment for its communications infrastructure. Rather, PLC utilizes existing power lines, thereby forming a distribution network that penetrates most residential, commercial, and industrial premises. Accordingly, connectivity via PLC is a cost-effective and scalable interconnectivity approach for the IoT. We believe PLC can be an integral part of our communication infrastructure for the IoT, which enables reliable, real-time measurements, monitoring and control. A large variety of appliances may be interconnected by transmitting data through the same wires that provide electrical energy.

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

On December 23, 2021, Focus Universal (Shenzhen) Technology Co. LTD was founded as a mainland China office for manufacturing procurement expertise and support research and development activities. Focus Universal (Shenzhen) Technology Co. LTD is designed to function as a branch office accessing high level ability to source products and build relationships with manufacturers in the region and as a lower cost form of support research and development as engineers are more plentiful in the region. This last quarter of 2022, this office has continued to grow to double digit headcount and has also begun to handle other online and simple phone marketing and marketing materials production activities, provided a cost and quality benefit exists at the time.

Research and Development Efforts of 5G Cellular Technology

Just like our ultra-narrowband technology can be used to reduce noise in powerline communication technology, our internal research suggests that our ultra-narrowband technology can be leveraged to create a type of 5G wireless communication technology that can achieve both low band 5G coverage and we believe 1 Gbps high band speed. We employ an ultra-narrow spectrum channel (<1KHz) to establish an ultra-long-distance link between the 5G base station and the receiver which reduces noise and interference entering the bandwidth.

For a description of the ultra-narrowband technology and the 5G applications, see “Part I - Item 1. Business, Section 2. “Creating a faster 5G cellular technology by using ultra-narrowband technology” above.

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

In the fourth quarter of 2021, we hired the law firm of Knobbe Martens, Olson & Bear, LLP based in Orange County, CA to serve as outside intellectual property counsel for the Company. The firm is working on transferring the Company’s provisional patent applications to formal patent applications in addition to filing new provisional patents. In 2021, we filed 14 patents. We filed 18 domestic patents in 2022 (plus two international patents in 2022), and so far have filed 3 patents in 2023.

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

Hach developed and launched the SC1000 Multi-parameter Universal Controller, a probe module for connecting a maximum to 32 digital sensors or analyzers. However, we believe their current price points are still cost prohibitive to consumers.

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

Air Filtration Systems and Meter Products Industry

The air filtration system and meter products industry is a niche industry. The global industrial air filtration market was valued at $23.83 billion by 2029 and analysts expect it to register a CAGR of 7.2% because of the industrial need to control air quality across a range of industries.22 Air purification methods are an effective way to control contaminants and improve indoor air quality and as a result, many national and local governments overseeing indoor air quality and other emissions are enacting stricter workforce health and safety regulations in this area, which drives demand.

___________________

22 Fortune, The global air filters market is projected to grow from $14.68 billion in 2022 to $23.83 billion by 2029, exhibiting a CAGR of 7.2% in forecast period, 2022-2029, https://www.fortunebusinessinsights.com/industry-reports/air-filters-market-101676, (last accessed March 7, 2023)

Market Potential

We believe universal wireless smart technology will play a critical role for traditional instrument manufacturers, as currently simply the undertaking of an IoT project is too expensive and difficult to develop for medium or smaller companies and carries 75% failure rate according to Cisco Systems22. The cost factor is the first consideration when deciding whether a company wants to develop smart wireless technologies and implement them in their products or use them in their field testing. We also hope to play a role in academic laboratories, particularly with smaller academic laboratories that are sensitive to price. Regarding the larger IoT industry statistics, overall enterprise IoT spending increased to $201 Billion in 2022, an increase of 21.5%. The outlook for growth in 2023 is 18.5% from this large base of enterprise spending23. More specifically, the IoT sensors market is projected to reach $26 Billion by 2026 from $11.1 Billion in 202224. The IoT marketplace size assessments usually include the hardware components and the software components which often contain a Software as a Service (SaaS) model. Additionally, the rising need for reliable high bandwidth communication for IoT devices is expected to rise to $664.75 Billion in 2028, spearheaded by the currently predominant services in the 5G category25. We would also expect this market to grow with the addition of new categories of services delivering reliable high bandwidth communication for IoT devices and would cannibalize and expand the existing services where the new services proved to be more effective and efficient.

We also expect our recent growth within our IoT Installation Services segment to bolster and complement our AVX Design and Integration and all other related installation businesses of these IoT products. The number of new contracts we have signed thus far in a limited amount of time through the segment is 9 with an average value of $52,257.44 and a total collection value of $470,317 in signed contracts to date, of which we have already collected $233,515.89.  Additionally, thus far, we have an aggregate $615,797 in contracts agreed in principle, of which we expect to be signed and deposits paid. This is compared to our highest AVX revenue for calendar year of $817,233 in 2019, $705,877 for 2020, $252,958 for 2021, and $260,871 for 2022 for the entire calendar year. While statistics regarding the IoT installation sectors are difficult to aggregate given that the work is often are pieced off into various contractor service categories, the residential custom installation market ranges from $5.7B to $12.1B27, and we would expect the commercial and industrial installation markets to be larger than the residential for IoT devices.

________________________

22 Cisco Systems, Connected Futures, Executive Business Insights, May 2017, The Journey to IOT Value, Challenges, Breakthroughs, and Best Practices, https://www.slideshare.net/CiscoBusinessInsights/journey-to-iot-value-76163389, https://newsroom.cisco.com/c/r/newsroom/en/us/a/y2017/m05/cisco-survey-reveals-close-to-three-fourths-of-iot-projects-are-failing.html

23 IoT Analytics, Market Insights for the Internet of Things, February 7, 2023, Global IoT market size to grow 19% in 2023—IoT shows resilience despite economic downturn, https://iot-analytics.com/iot-market-size/

24 Markets and Markets, IoT Sensors Market by Sensor Type, Network Technology, Vertical, Application, and Geography – Global Forecast -2026, https://www.marketsandmarkets.com/Market-Reports/sensors-iot-market-26520972.html

25 Cision PRNewswire, Research and Markets, Global $664.75 Billion 5G Services Markets to 2028: Rising Need for High Bandwidth to Provide Reliable Communication to IoT Devices is Expected to Boost Overall Market Growth, https://www.prnewswire.com/news-releases/global-664-75-billion-5g-services-markets-to-2028-rising-need-for-high-bandwidth-to-provide-

reliable-communication-to-iot-devices-is-expected-to-boost-overall-market-growth-301432173.html

26 CEPro. How Big is the Custom Installation Market?, February 5, 2018, https://www.cepro.com/news/how_big_is_custom_installation_market/

Results of Operations

For the year ended December 31, 2022 compared to the year ended December 31, 2021

Revenue

Our consolidated gross revenue for the years ended December 31, 2022 and 2021 was $353,619 and $1,434,446, respectively, which included revenue from related parties of $49,782 and $29,084, respectively. Revenue for the year ended December 31, 2022 decreased $1,080,827 due to AVX Design & Integration Inc. being unable to generate more service work or develop a big project during the pandemic. As mentioned, the company is midstream in shifting toward more higher technology products and revenues and diversifying away from generalized hydroponic equipment.

Cost of revenue and Gross Profit

Cost of revenue for the year ended December 31, 2022 was $330,899, compared to $1,137,287 for the year ended December 31, 2021. This decrease in cost of revenue was related to the decrease in revenues. In addition to the decrease in revenue, gross profit decreased to $22,720 for the year ended December 31, 2022 compared to $297,159 for the year ended December 31, 2021.

Operating Expenses

The major components of our operating expenses for the years ended December 31, 2022 and 2021 are outlined in the table below:

	For the year ended December 31, 2022	For the year ended December 31, 2021	Increase (Decrease) $
Selling expense	$142,372	$39,821	$102,551
Compensation – officers and directors	1,055,133	661,171	393,962
Research and development	1,060,385	220,469	839,916
Professional fees	896,385	1,030,159	(133,774)
General and administrative	2,074,091	1,362,126	711,965
Total costs and operating expenses	$5,228,366	$3,313,746	$1,914,620

Selling expense for the year ended December 31, 2022 was $142,372, compared to $39,821 for the year ended December 31, 2021. Selling expense incurred was mainly from third party advertising fees. The increase of selling expense was due to an increase in advertising fees.

Compensation – officers and directors were $1,055,133 and $661,171 for the years ended December 31, 2022 and 2021, respectively. The increase was due to increase in directors’ stock-based compensation - options.

Research and development costs were $1,060,385 and $220,469 for the years ended December 31, 2022 and 2021, respectively. The increase was due to an increase number of employee in research and development department.

Professional fees were $896,385 during the year ended December 31, 2022 compared to $1,030,159 during the year ended December 31, 2021. The decrease in professional fees mainly resulted from the Nasdaq uplist in 2021 compared to the current period.

General and administrative expenses of $2,074,091 incurred during the year ended December 31, 2022 primarily consisted of salaries of $739,943, insurance expense of $406,612, rent of $209,738, office expense of $188,464, payroll taxes of $136,614 and depreciation expense of $165,293. General and administrative expenses of $1,362,126 incurred during the year ended December 31, 2021 primarily consisted of salaries of $487,073, insurance expense of $359,372 and depreciation expense of $162,160. The increase was mainly due to increased expense in China entity.

Other Income (expense)

Other income of $278,709 incurred during the year ended December 31, 2022, primarily consisted of interest income of $3,887, forgiveness of debt of $158,547, unrealized loss on marketable equity securities of $42,395, realized loss on marketable equity securities of $21,205, rental income of $166,288 and other income of $13,587. Other expense of $204,390 incurred during the year ended December 31, 2021, primarily consisted of interest expense of $37,608, forgiveness of debt of $371,118, change in fair value of warrant liability of $1,284,780, gain on settlement of derivative liability of $550,406, rental income of $186,212 and other income of $10,262.

Net Losses

During the years ended December 31, 2022, and 2021, we incurred net losses of $4,926,937 and $3,220,977 respectively, due to the factors discussed above.

Liquidity and Capital Resources

Working Capital

	December 31, 2022	December 31, 2021
Current Assets	$4,807,830	$9,214,340
Current Liabilities	(1,387,239)	(571,442)
Working Capital	$3,420,591	$8,642,898

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

	For the year ended December 31, 2022	For the year ended December 31, 2021
Net cash used in operating activities	$(2,957,983)	$(1,969,445)
Net cash used in investing activities	(211,257)	(22,990)
Net cash provided by (used in) financing activities	(1,158,547)	10,087,818
Effect of exchange rate	(7,452)	(43)
Net change in cash	$(4,335,239)	$8,095,340

Cash Flows from Operating Activities

Our net cash outflows from operating activities of $2,957,983 for the year ended December 31, 2022, was primarily the result of our net loss of $4,926,937 and changes in our operating assets and liabilities offset by the add-back of non-cash expenses. The change in operating assets and liabilities includes an increase in accounts receivable of $37,335, increase in accounts receivable – related party of $19,331, increase in inventory of $53,684, decrease in other receivable of $13,057, decrease in prepaid expenses of $158,474, decrease in deposits of $4,035, decrease in operating lease right-of-use asset of $139,754, decrease in accounts payable and accrued liabilities of $21,722, decrease in other current liabilities of $17,135, decrease in customer deposit of $271, decrease in lease liabilities of $117,245, and increase in other liabilities of $12,335. Non-cash expense included add-backs of $136,337 in bad debt expense, $166,266 in depreciation expense, $42,395 in unrealized loss on marketable equity securities, $21,205 in realized loss on marketable equity securities, $719,975 in stock-based compensation – shares, $849,043 in stock-based compensation - options, reduction in inventory fair value net realizable of $27,199.

Our net cash outflows from operating activities of $1,969,445 for the year ended December 31, 2021, was primarily the result of our net loss of $3,220,977 and changes in our operating assets and liabilities offset by the add-back of non-cash expenses. The change in operating assets and liabilities includes an increase in accounts receivable of $28,875, increase in accounts receivable – related party of $15,176, decrease in inventory of $21,229, increase in other receivable of $13,057, increase in prepaid expenses of $210,017, decrease in deposits of $66,767, increase in operating lease right-of-use asset of $333,140, increase in accounts payable and accrued liabilities of $94,484, decrease in accounts payable – related party of $17,471, increase in other current liabilities of $17,299, decrease in customer deposit of $57,106, increase in lease liabilities of $328,846, and decrease in other liabilities of $17,135. Non-cash expense included add-backs of $42,116 in bad debt expense, $162,160 in depreciation expense, $1,284,780 in change in fair value of warrant liability, $48,000 in stock-based compensation, $429,856 in stock option compensation, reduction in inventory reserve of $1,622, and gain on settlement of derivative liability of $550,406.

We expect that cash flows from operating activities may fluctuate in future periods because of a number of factors, including fluctuations in our net revenues and operating results, utilization of new revenue streams, collection of accounts receivable, and timing of billings and payments.

Cash Flows from Investing Activities

For the year ended December 31, 2022, we had cash outflow from investing activities of $211,257. That was primarily the result from the purchase of property and equipment of $42,187, purchase of marketable securities of $768,949 and proceeds from sales of marketable securities of $599,879. For the year ended December 31, 2021, we had cash outflow from investing activities of $22,990 from the purchase of property and equipment.

Cash Flows from Financing Activities

For the year ended December 31, 2022, cash outflows from financing activities of $1,158,547. That was primarily the result from purchase of treasury stock of $1,000,000, and forgiveness of debt of $158,547. For the year ended December 31, 2021, cash inflows of $10,087,818 were due to proceeds of SBA loans of $267,297, repayment of SBA loans of $246,650, proceeds from bank loan of $1,500,000, repayment of the bank loan of $1,500,000, proceeds from issuance of shares of $10,326,131, and forgiveness of debt of $258,960.

Off-Balance Sheet Arrangements

As of December 31, 2022, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation SK.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FOCUS UNIVERSAL INC. AND SUBSIDIARY

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Focus Universal, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Focus Universal, Inc. (the “Company”) as of December 31, 2022 the related consolidated statement of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

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

/s/ Reliant CPA PC

Reliant CPA PC

We have served as the Company’s auditor since 2023

Newport Beach, CA

March 31, 2023

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Focus Universal, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Focus Universal, Inc. (the “Company”) as of December 31, 2021, the related statement of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

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

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company’s auditor since 2017 to 2022.

Lakewood, CO

March 8, 2022

FOCUS UNIVERSAL INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2022	2021

ASSETS
Current Assets:
Cash	$4,343,426	$8,678,665
Accounts receivable, net	78,313	177,315
Accounts receivable – related party	34,507	15,176
Inventories	103,772	22,889
Other receivables	–	13,057
Prepaid expenses	142,342	301,270
Marketable securities	105,470	–
Deposit - current portion	–	5,968
Total Current Assets	4,807,830	9,214,340

Property and equipment, net	4,228,630	4,353,340
Operating lease right-of-use asset	253,336	420,137
Deposits	33,264	33,933

Total Assets	$9,323,060	$14,021,750

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$267,685	$293,354
Treasury stock payable	1,000,000	–
Other current liabilities	6,496	23,902
Loan, current portion	–	132,618
Lease liability, current portion	113,058	121,568
Total Current Liabilities	1,387,239	571,442

Non-Current Liabilities:
Lease liability, less current portion	165,952	302,387
Loan, less current portion	–	25,929
Other liability	12,335	–
Total Non-Current Liabilities	178,287	328,316

Total Liabilities	1,565,526	899,758

Contingencies (Note 13)	–	–

Stockholders' Equity:
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 43,530,915 and 43,259,741 shares issued and outstanding as of December 31, 2022 and 2021, respectively	43,531	43,259
Treasury stock (400,000 and 0 shares held at December 31, 2022 and 2021, respectively)	(2,000,000)	–
Additional paid-in capital	27,536,499	24,093,075
Shares to be issued, common shares	48,075	1,922,753
Accumulated deficit	(17,864,028)	(12,937,091)
Accumulated other comprehensive loss	(6,543)	(4)
Total Stockholders' Equity	7,757,534	13,121,992

Total Liabilities and Stockholders' Equity	$9,323,060	$14,021,750

The accompanying notes are an integral part of these consolidated financial statements.

FOCUS UNIVERSAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2022	2021
Revenue	$303,837	$1,405,362
Revenue - related party	49,782	29,084
Total Revenue	353,619	1,434,446

Cost of revenue	330,899	1,137,287

Gross Profit	22,720	297,159

Operating Expenses
Selling expense	142,372	39,821
Compensation - officers and directors	1,055,133	661,171
Research and development	1,060,385	220,469
Professional fees	896,385	1,030,159
General and administrative	2,074,091	1,362,126
Total Cost and Operating Expense	5,228,366	3,313,746

Loss from Operations	(5,205,646)	(3,016,587)

Other Income (Expense):
Interest income (expense), net	3,887	(37,608)
Forgiveness of debt	158,547	371,118
Change in fair value of warrant liability	–	(1,284,780)
Gain on settlement of derivative liability	–	550,406
Unrealized loss on marketable equity securities	(42,395)	–
Realized loss on marketable equity securities	(21,205)	–
Rental income	166,288	186,212
Other income	13,587	10,262
Total other income (expense)	278,709	(204,390)

Loss before income taxes	(4,926,937)	(3,220,977)

Income tax expense	–	–

Net Loss	$(4,926,937)	$(3,220,977)

Other comprehensive items
Foreign currency translation loss	(6,539)	(4)

Total comprehensive loss	$(4,933,476)	$(3,220,981)

Weight Average Number of Common Shares Outstanding: Basic and Diluted	43,413,080	41,715,905

Net Loss per common share: Basic and Diluted	$(0.11)	$(0.08)

The accompanying notes are an integral part of these consolidated financial statements.

FOCUS UNIVERSAL INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2022 and 2021

	Common stock		Treasury stock	Additional Paid-In	Shares to be issued Common	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
Description	Shares	Amount	Amount	Capital	Shares	Deficit	Loss	Equity
Balance - December 31, 2020	40,959,741	$40,959	$–	$14,381,058	$98,709	$(9,716,114)	$–	$4,804,612

Issuance of common stock	2,300,000	2,300	–	9,282,161	1,776,044	–	–	11,060,505

Stock based compensation - options	–	–	–	429,856	–	–	–	429,856

Common stock issued for services	–	–	–	–	48,000	–	–	48,000

Other comprehensive loss	–	–	–	–	–	–	(4)	(4)

Net loss	–	–	–	–	–	(3,220,977)	–	(3,220,977)

Balance – December 31, 2021	43,259,741	$43,259	$–	$24,093,075	$1,922,753	$(12,937,091)	$(4)	$13,121,992

Stock based compensation - options	–	–	–	849,043	–	–	–	849,043

Stock based compensation - cashless exercise option	54,898	55	–	(55)	–	–	–	–

Stock based compensation - shares	62,500	63	–	663,837	48,075	–	–	711,975

Purchase of treasury stock	–	–	(2,000,000)	–	–	–	–	(2,000,000)

Common stock issued for current services	891	1	–	7,999	–	–	–	8,000

Common stock issued for prior services	31,736	32	–	146,677	(146,709)	–	–	–

Shares issued for cashless exercise of warrants	121,149	121	–	1,775,923	(1,776,044)	–	–	–

Other comprehensive loss	–	–	–	–	–	–	(6,539)	(6,539)

Net loss	–	–	–	–	–	(4,926,937)	–	(4,926,937)

Balance – December 31, 2022	43,530,915	$43,531	$(2,000,000)	$27,536,499	$48,075	$(17,864,028)	$(6,543)	$7,757,534

The accompanying notes are an integral part of these consolidated financial statements.

FOCUS UNIVERSAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2022	2021
Cash flows from operating activities:

Net Loss	$(4,926,937)	$(3,220,977)
Adjustments to reconcile net loss to net cash from operating activities:
Bad debt expense	136,337	42,116
Inventories fair value net realizable	(27,199)	(1,622)
Depreciation expense	166,266	162,160
Unrealized loss on marketable equity securities	42,395	–
Realized loss on marketable equity securities	21,205	–
Change in fair value of warrant liability	–	1,284,780
Gain on settlement of derivative liability	–	(550,406)
Stock-based compensation - shares	719,975	–
Stock-based compensation - services	–	48,000
Stock based compensation - options	849,043	429,856
Changes in operating assets and liabilities:
Accounts receivable	(37,335)	(28,875)
Accounts receivable - related party	(19,331)	(15,176)
Inventories	(53,684)	21,229
Other receivable	13,057	(13,057)
Prepaid expenses	158,474	(210,017)
Deposit	4,035	66,767
Operating lease right-of-use asset	139,754	(333,140)
Accounts payable and accrued liabilities	(21,722)	94,484
Accounts payable - related party	–	(17,471)
Other current liabilities	(17,135)	17,299
Customer deposit	(271)	(57,106)
Lease liabilities	(117,245)	328,846
Other liabilities	12,335	(17,135)
Net cash flows used in operating activities	(2,957,983)	(1,969,445)

Cash flows from investing activities:
Purchase of property and equipment	(42,187)	(22,990)
Purchase of marketable securities	(768,949)	–
Proceeds from sales of marketable securities	599,879	–
Net cash flows used in investing activities	(211,257)	(22,990)

Cash flows from financing activities:
Proceeds from SBA loan	–	267,297
Repayment on SBA loan	–	(246,650)
Purchase of treasury stock	(1,000,000)	–
Proceeds from bank loan	–	1,500,000
Repayment on bank loan	–	(1,500,000)
Forgiveness of debt	(158,547)	(258,960)
Proceeds from IPO, net	–	10,326,131
Net cash flows provided by (used in) financing activities	(1,158,547)	10,087,818

Effect of exchange rate	(7,452)	(43)

Net change in cash	(4,335,239)	8,095,340

Cash beginning of year	8,678,665	583,325

Cash end of year	$4,343,426	$8,678,665

Supplemental cash flow disclosure:
Cash paid for income taxes	$–	$–
Cash paid for interest	$12,164	$42,968

Supplemental disclosure of non-cash financing activities:
Cashless warrant	$–	$1,776,044

The accompanying notes are an integral part of these consolidated financial statements.

FOCUS UNIVERSAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Note 1 – Organization and Operations

Focus Universal Inc. (“Focus”) was incorporated under the laws of the State of Nevada on December 4, 2012 (“Inception”). It is a universal smart instrument developer and manufacturer, headquartered in the Ontario, California, specializing in the development and commercialization of novel and proprietary universal smart technologies and instruments. Focus Universal Inc. is also a provider of patented hardware and software design technologies for Internet of Things (IoT) and 5G. The company has developed five disruptive patented technology platforms with 26 patents and patents pending in various phases and 8 trademarks pending in various phases to solve the major problems facing hardware and software design and production within the industry today. These technologies combined to have the potential to reduce costs, product development timelines and energy usage while increasing range, speed, efficiency, and security. The smartphone or other mobile device, foundation, and sensor readouts together perform the functions of many traditional scientific and engineering instruments and are intended to replace the traditional, wired stand-alone instruments at a fraction of their cost.

The company has multiple subsidiary units, including Perfecular Inc. (“Perfecular”), AVX Design and Integration Inc. (“AVX”), Focus Universal (Shenzhen) Technology Company LTD (“Focus Shenzhen”), Lusher Bioscientific, Inc. (“Lusher”), and AT Tech Systems LLC (“AT Tech LLC”). Perfecular Inc. a wholly owned subsidiary of Focus, was founded in September 2009 and is headquartered in Ontario, California, and is engaged in designing certain digital sensor products and sells a broad selection of horticultural sensors and filters in North America and Europe. AVX Design & Integration, Inc. was incorporated on June 16, 2000, in the state of California. AVX is an internet of things (“IoT”) installation and management company specializing in high performance and easy to use Audio/Video, Home Theater, Lighting Control, Automation and Integration. Services provided by AVX include full integration of houses, apartment, commercial complex, office spaces with audio, visual and control systems to fully integrate devices in the low voltage field. AVX’s services also include partial equipment upgrade and installation. Focus set up a branch in Shenzhen China, Focus Universal (Shenzhen) Technology Company LTD to be engaged in IoT research and development, equipment sales, and application services, software development and sales, amongst other activities.

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

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Perfecular Inc., AVX Design & Integration, Focus Universal (Shenzhen) Technology Co. LTD, and Lusher Bioscientific. Focus and Perfecular, collectively “the entities,” were under common control; therefore, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805-50-45, the acquisition of Perfecular was accounted for as a business combination between entities under common control and treated like a pooling of interest transaction. On March 15, 2019, Focus entered into a stock purchase agreement with AVX whereby Focus purchased 100% of the outstanding stock of AVX. On December 23, 2021, Focus established Focus Universal (Shenzhen) Technology Co. LTD as a wholly owned subsidiary. On January 5, 2022, the Company founded a wholly owned subsidiary named Lusher Bioscientific, Inc. All significant intercompany transactions and balances have been eliminated.

Segment Reporting

The Company currently has two operating segments. In accordance with ASC 280, Segment Reporting (“ASC 280”), the Company considers operating segments to be components of the Company’s business for which separate financial information is available and evaluated regularly by Management in deciding how to allocate resources and to assess performance. Management reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. Accordingly, the Company has determined that it has three   operating and reportable segments. The Company consists of three types of operations. (1) Focus and Focus Shenzhen (“Corporate”) involve operations related to research and development of technology products, non-specific financing, executive expense, operations and investor relations of the public entity, and general shared management and costs across subsidiary units which spread across all functional categories. (2) Perfecular and Lusher (“Product”) involve wholesale, marketing, and production of universal smart instruments and devices in the hydroponic and controlled agricultural segments. (3) AVX (“Installation service”) is an IoT installation and management company specializing in high performance and easy to use audio/video, home theater, lighting control, automation, and integration.

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

Cash

The Company considers all highly liquid investments with a maturity of three months or less to be cash. At times, such investments may be in excess of Federal Deposit Insurance Corporation (FDIC) insurance limit. As of December 31, 2022 and 2021, approximately $3,120,763 and $7,464,846 of the Company’s cash was not insured by the FDIC. There were no cash equivalents held by the Company at December 31, 2022 and 2021.

Accounts Receivable

The Company grants credit to clients that sell the Company’s products or engage in construction service under credit terms that it believes are customary in the industry and do not require collateral to support customer receivables. The accounts receivable balances are generally collected within 30 to 90 days of the product sale.

Allowance for doubtful accounts

The Company estimates an allowance for doubtful accounts based on historical collection trends and review of the current status of trade accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. As of December 31, 2022 and 2021, allowance for doubtful accounts amounted to $222,972 and $86,635, respectively.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company limits its exposure to credit loss by investing its cash with high credit quality financial institutions.

Inventories

Inventory consists primarily of parts and finished goods and is valued at the lower of the inventory’s cost or net realizable value under the first-in-first-out method. Management compares the cost of inventory with its market value and an allowance is made to write down inventory to market value, if lower. Inventory allowances are recorded for obsolete or slow-moving inventory based on assumptions about future demand and marketability of products, the impact of new product introductions and specific identification of items, such as discontinued products. These estimates could vary significantly from actual requirements, for example, if future economic conditions, customer inventory levels or competitive conditions differ from expectations. The Company regularly reviews the value of inventory based on historical usage and estimated future usage. If estimated realized value of our inventory is less than cost, we make provisions in order to reduce the carrying value to its estimated market value. As of December 31, 2022 and 2021, inventory fair value net realizable amounted to $41,741 and $68,940, respectively.

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

Long-Lived Assets

The Company applies the provisions of FASB ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Long-term assets of the Company are reviewed when circumstances warrant as to whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. Based on its review at December 31, 2022 and 2021, the Company believes there was no impairment of its long-lived assets.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the warrants was estimated using a Black-Scholes pricing model (see Note 11). The Company does not have any outstanding warrants as of December 31, 2022 and 2021, respectively.

Fair Value of Financial Instruments

The Company follows paragraph ASC 825-10-50-10 for disclosures about fair value of its financial instruments and paragraph ASC 820-10-35-37 (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP) and expands disclosures about fair value measurements.

To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

☐	Level 1: Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

☐	Level 2: Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

☐	Level 3: Pricing inputs that are generally unobservable inputs and not corroborated by market data.

 The following table summarize financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2022:

	December 31, 2022
	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
Assets
Marketable securities:
Stock	$105,470	$–	$–	$105,470
Total assets measured at fair value	$105,470	$–	$–	$105,470

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

Comprehensive Income (Loss)

Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income (loss) as these amounts are recorded directly as an adjustment to stockholders’ equity. The Company other comprehensive loss for the years ended December 31, 2022 and 2021 was comprised of foreign currency translation adjustments.

Revenue Recognition

Revenue from the Company is recognized under Topic 606 in a manner that reasonably reflects the delivery of its services and products to customers in return for expected consideration and includes the following elements:

☐	executed contracts with the Company’s customers that it believes are legally enforceable;

☐	identification of performance obligations in the respective contract;

☐	determination of the transaction price for each performance obligation in the respective contract;

☐	Allocation of the transaction price to each performance obligation; and

☐	recognition of revenue only when the Company satisfies each performance obligation.

These five elements, as applied to each of the Company’s revenue category, is summarized below:

☐	Product sales – revenue is recognized at the time of sale upon the delivery of the equipment to the customer.

☐	Service sales – revenue is recognized based on the service been provided and the agreed upon performance obligation has been completed to the customer.

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

Income taxes are accounted for using the asset and liability method. Deferred income taxes are provided for temporary differences in recognizing certain income, expense and credit items for financial reporting purposes and tax reporting purposes. Such deferred income taxes primarily relate to the difference between the tax basis of assets and liabilities and their financial reporting amounts. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates applicable to the future years in which deferred tax assets or liabilities are expected to be settled or realized. There was no material deferred tax asset or liabilities as of December 31, 2022 and 2021.

As of December 31, 2022 and 2021, the Company did not identify any material uncertain tax positions.

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

Year ended December 31,	2022	2021
Stock options	305,616	315,288
Total	305,616	315,288

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

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions. The resulting exchange difference, presented as foreign currency transaction loss, is included in the accompanying consolidated statements of operations. The exchange rates used for consolidated financial statements are as follows:

	Average Rate for the Year Ended December 31,
	2022		2021
China Yuan (RMB)	RMB	6.7263	RMB	6.3714
United States Dollar ($)		$1.0000		$1.0000

	Exchange Rate at
	December 31, 2022		December 31, 2021
China Yuan (RMB)	RMB	6.8973	RMB	6.4466
United States Dollar ($)		$1.0000		$1.0000

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

Note 4 – Inventories

At December 31, 2022 and 2021, inventory consisted of the following:

	December 31, 2022	December 31, 2021
Parts	$3,767	$12,470
Finished goods	100,005	10,419
Inventories	$103,772	$22,889

Note 5 – Deposits

Deposit balance as of December 31, 2022, amounted to $33,264 for lease agreement and utility deposit. Deposit balance as of December 31, 2021, amounted to $39,901 for lease agreement and utility deposit.

Note 6 – Property and Equipment

At December 31, 2022 and 2021, property and equipment consisted of the following:

	December 31, 2022	December 31, 2021
Warehouse	$3,789,773	$3,789,773
Land	731,515	731,515
Building improvement	240,256	238,666
Furniture and fixture	37,785	27,631
Equipment	101,076	71,368
Software	1,995	1,995
Total cost	4,902,400	4,860,948
Less accumulated depreciation	(673,770)	(507,608)
Property and equipment, net	$4,228,630	$4,353,340

Depreciation expense for the years ended December 31, 2022 and 2021 amounted to $166,266 and $162,160, respectively.

Note 7 – Related Party Transactions

Revenue generated from Vitashower Corp., a company owned by the Chief Executive Officer’s wife, amounted to $41,536 and $29,084 for the year ended December 31, 2022 and 2021, respectively. Account receivable balance due from Vitashower Corp. amounted to $34,507 and $15,176 as of December 31, 2022 and 2021, respectively.

Service revenue generated from the installation of home security equipment by AVX for one of the Company’s directors, amounted to $8,246 and $0 for the year ended December 31, 2022 and 2021, respectively.

Compensation for services provided by the President and Chief Executive Officer for the year ended December 31, 2022 and 2021 amounted to $141,020 and $124,615, respectively. Of subsequent note, Tianjin Guanglee was once owned by the Chief Executive Officer Desheng Wang, as fully disclosed in the annual report in 2017. Since then, during 2018, the entity was transferred to another individual and was not considered a related party transaction per guidelines.

Note 8 – Business Concentration and Risks

Major customers

Four customers accounted for 11% of the total accounts receivable as of December 31, 2022 and those customers accounted for 49% of total revenue for the years ended December 31, 2022.

One customer accounted 9% of the total accounts receivable as of December 31, 2021 and this customer accounted for 77% of total revenue for the year ended December 31, 2021.

Major vendors

One vendor, Tianjin Guanglee, accounted for 65% and 0% of total accounts payable at December 31, 2022 and 2021, respectively. This same vendor, Tianjin Guanglee, accounted for 22% and 81% of the total purchases for the years ended December 31, 2022 and 2021, respectively.

Note 9 – Leases

The Company recorded its operating lease cost of $209,738 and $67,664 for the years ended December 31, 2022 and 2021, respectively. This included in general and administrative expenses.

On April 8, 2015, AVX Design & Integration Inc. entered an eighty-six-month commercial lease with a third party for an approximately 2,592 square foot office space. The lease commenced on July 1, 2015, and ended upon August 31, 2022, as AVX operations moved into our corporate headquarters in Ontario. The monthly rent is $4,536 with approximately a 3% increase rate in each additional year. The incremental borrowing rate for a lease is the rate of interest the Company would have to pay on a collateralized basis to borrow an amount equal to the lease payments for the asset under similar term, which is 15%. Lease expense for the lease is recognized on a straight-line basis over the lease term.

On December 7, 2021, Focus Universal (Shenzhen) Technology Co. LTD entered a thirty-eight-month commercial lease with a third party for an approximately 5,895 square foot office space. The lease commenced on December 25, 2021, and will end on February 28, 2025. The monthly rent is RMB70,097 (approximately $11,014) with approximately an 11.1% to 12.5% increase rate in each additional year. The incremental borrowing rate for a lease is the rate of interest the Company would have to pay on a collateralized basis to borrow an amount equal to the lease payments for the asset under similar term, which is 10%. Lease expense for the lease is recognized on a straight-line basis over the lease term.

Operating lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. As of December 31, 2022 and 2021, operating lease right-of use assets and lease liabilities were as follows:

	December 31, 2022	December 31, 2021
Operating lease right-of-use assets	$253,336	$420,137
Lease liabilities, current portion	$113,058	$121,568
Lease liabilities, less current portion	$165,952	$302,387

Lease term and discount rate:

	December 31, 2022	December 31, 2021
Weighted average remaining lease term
Operating lease	2.17 years	0.67 to 3.17 years
Weighted average discount rate
Operating lease	10%	10% - 15%

The minimum future lease payments are as follows:

Amount
Year ending December 31, 2023	$135,929
Year ending December 31, 2024	151,173
Year ending December 31, 2025	25,407
Total minimum lease payment	312,509
Less: imputed interest	(33,499)
Present value of future minimum lease payments	$279,010

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

	December 31, 2022	December 31, 2021
SBA Loan	$–	$158,547
Less: current portion	–	(132,618)
Long term portion	$–	$25,929

Note 11 – Stockholders’ Equity

Shares authorized

Upon formation, the total number of shares of all classes of stock that the Company is authorized to issue is seventy-five million (75,000,000) shares of common stock, par value $0.001 per share.

Common stock

During the year ended December 31, 2022, the Company issued 271,174 shares of common stock.

On April 4, 2022, the Company issued 121,149 shares of its Common Stock to Boustead Securities LLC. (“Boustead”), issued pursuant to the cashless warrant exercise, exercised by Boustead on September 7, 2021 with an exercise price of $6.25 with the shares were valued at $1,776,044 upon the cashless exercise option of the warrants related to the completion of the Company’s August 30, 2021, public offering in connection with its listing on Nasdaq.

On May 2, 2022, the Company issued 32,627 shares to consultants in exchange for professional services rendered. The shares were valued at $154,709 based on the closing price of the Company’s common stock on the dates that the shares were deemed earned, according to the agreements.

On August 17, 2022, the Company issued 54,898 shares to two of the board members who exercised their options.

On August 22, 2022, the Company issued 62,500 shares to employee based on the Restricted Stock Award Agreements (see Employee compensation).

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

As of December 31, 2022 and 2021, the Company had 43,530,915 and 43,259,741 shares of common stock issued and outstanding, respectively.

Treasury stock

On August 10, 2022, the Company entered a stock purchase agreement with a private shareholder to repurchase 400,000 shares of its common stock for $2,000,000 and placed it in treasury. The private shareholder transferred the shares on October 4, 2022, forming a binding agreement, and on October 6, 2022, the Company wired the first $1,000,000 of the purchase price. The remaining $1,000,000 was due on or before February 6, 2023. This $1,000,000 is still not paid off as of the filing date.

Shares to be issued for compensation

The Company entered into agreements with third party consultants for financing and management consulting. The Company has incurred consulting service fees paid in cash amounting to $8,000 for the year ended December 31, 2022, which the Company intends to issue stock as compensation for services rendered. Expenses incurred and paid in shares as of December 31, 2022 and 2021 amounted to $8,000 and $48,000, respectively.

On August 30, 2021, the Company entered into a Representative Common Stock Purchase Warrant agreement (“Warrant Agreement”) with its placement agent, Boustead Securities LLC. (“Boustead”) for 161,000 shares and the exercise price is $6.25. Boustead exercised the warrants on September 7, 2021. The fair value of the warrants was $1,041,670 and $2,326,450 as of August 30 and September 7, 2021, respectively. For the year ended December 31, 2022 and 2021, the Company recorded a loss from change in the fair value of warrant liability which amounted to a difference of $0 and $1,284,780, respectively.

These warrants were valued using a Black-Scholes pricing model with the following assumptions:

	August 30, 2021 (Initial	September 7,
	Measurement)	2021
Risk-free interest rate	0.77%	0.82%
Expected term	5 years	5 years
Expected volatility	194.37%	204.27%
Expected dividend yield	0%	0%
Fair value of units (using Black-Scholes)	$6.47	$14.45

This Warrant Agreement allowed for cashless exercise option, which is calculated by the percentage difference between exercise and trading price, which resulted in a reduced number of warrants being exercisable. On September 7, 2021, Boustead exercised 121,149 warrants with fair value of $1,776,044 upon cashless exercise option of warrants related to completion of the Company’s public offering. The shares will be issued six months after these warrants have been exercised. For the year ended December 31, 2022 and 2021, the Company has a gain on settlement of derivative liability which amounted to $0 and $550,406, respectively. Shares to be issued as of December 31, 2022 and December 31, 2021 amounted to $0 and $1,776,044, respectively.

Employee compensation

On February 11, 2022 (“Vesting Date”), the Company entered into a Restricted Stock Award Agreement (“Award Agreement”) with eight employees for 280,000 shares of the $0.001 par value voting common stock subject to the terms and to the fulfillment of the conditions set in the Company’s equity incentive plan. The first 20% of the restricted shares was granted and vested on February 11, 2022 (the “Vesting Date”). Twenty percent of the restricted shares will vest on each anniversary of the Vesting Date until fourth anniversary of the Vesting Date. There were 56,000 shares granted on February 11, 2022. The fair value of above employee compensation was $588,560 as of December 31, 2022.

In November 2021, the Company entered into a one-year employment agreement with VP of Finance and Head of Investor Relations of the Company, pursuant to which the Company rewards a 10,000-share bonus consisting of shares of $0.001 par value voting common stock, which will be granted in 2,500 blocks every quarter based on certain performance metrics. In November 2022, the Company entered into an amendment agreement to amend performance metrics.

In October 2022, the Company entered into a employee agreement with VP of the Company, pursuant to which the Company rewards a 10,000-share bonus consisting of shares of $0.001 par value voting common stock, which will be granted in 2,500 shares every quarter.

During the years ended December 31, 2022 and 2021, the total employee compensation amount for all employees in the company, was $711,975 and $0, respectively. The Company issued 62,500 shares with total value of $663,900 for employee compensation as of the year ended December 31, 2022. During the year ended December 31, 2022, the Company recognized employee compensation in amount of $107,390 for the fixed salary of the VP of Finance and $16,025 for the VP. The Company has incurred expenses amount of $48,075 employee compensation for the year ended December 31, 2022 and not yet paid in shares as of December 31, 2022.

Stock options

On August 6, 2019, each member of the Board was granted 30,000 options to purchase shares at $5.70 per share.

On January 4, 2021, each member of the Board was granted 15,000 options to purchase shares at $3.00 per share.

On December 31, 2021, each member of the Board was granted 15,000 options to purchase shares at $8.86 per share.

On December 30, 2022, each member of the Board was granted 15,000 options to purchase shares at $6.41 per share.

As of December 31, 2022, there were 410,041 options granted, 305,616 options vested, 104,425 options unvested, and 410,041 outstanding stock options.

For the years ended December 31, 2022 and 2021, the Company’s stock option compensation expenses amounted to $849,043 and $429,856, respectively.

The fair value of the stock options listed above was determined using the Black-Scholes option pricing model with the following assumptions:

	December 31, 2022	December 31, 2021
Risk-free interest rate	4.22%	0.93 – 1.52%
Expected life of the options	3 years	10 years
Expected volatility	42.63%	122.93 – 148.18%
Expected dividend yield	0%	0%

The following is a summary of options activity from December 31, 2021 to December 31, 2022:

Options	Shares	Weighted average exercise price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2021	420,000	$5.82	8.56	–
Granted	105,000	$6.41	–	–
Exercised	(107,500)	$5.46	–	–
Cancelled or forfeited	(7,459)	$8.86	–	–
Outstanding at December 31, 2022	410,041	$5.93	8.04	362,250
Exercisable at December 31, 2022	305,616	$5.87	7.58	362,250

Note 12 – Segment reporting

The Company consists of three types of operations. (1) Focus and Focus Shenzhen (“Corporate”) involve operations related to research and development of technology products, non-specific financing, executive expense, operations and investor relations of the public entity, and general shared management and costs across subsidiary units which spread across all functional categories. (2) Perfecular and Lusher (“IoT Products”) involve wholesale, marketing, and production of universal smart instruments and devices in the hydroponic and controlled agricultural segments. (3) AVX (“IoT Installation Services”) is an IoT installation and management company specializing in high performance and easy to use audio/video, home theater, lighting control, automation, and integration. The table below discloses income statement information by segment.

	Year Ended December 31, 2022
	Corporate	IoT Products	IoT Installation Services	Total

Revenue	$–	$51,302	$252,535	$303,837
Revenue - related party	–	41,536	8,246	49,782
Total revenue	–	92,838	260,781	353,619

Cost of revenue	–	84,296	246,603	330,899

Gross Profit	–	8,542	14,178	22,720

Operating Expenses
Selling expense	–	132,443	9,929	142,372
Compensation - officers and directors	1,055,133	–	–	1,055,133
Research and development	1,060,385	–	–	1,060,385
Professional fees	883,213	–	13,172	896,385
General and administrative	1,465,121	316,617	292,353	2,074,091
Total Cost and Operating Expenses	4,463,852	449,060	315,454	5,228,366

Loss from Operations	(4,463,852)	(440,518)	(301,276)	(5,205,646)

Other Income (Expense):
Interest income (expense), net	4,109	(288)	66	3,887
Gain on extinguishment of debt	–	158,547	–	158,547
Unrealized loss on marketable equity securities	(42,395)	–	–	(42,395)
Realized loss on marketable equity securities	(21,205)	–	–	(21,205)
Rental income	166,288	–	–	166,288
Other income (expense), net	20,368	–	(6,781)	13,587
Total other income (expense)	127,165	158,259	(6,715)	278,709

Loss before income taxes	(4,336,687)	(282,259)	(307,991)	(4,926,937)

Tax expense	–	–	–	–

Net Loss	$(4,336,687)	$(282,259)	$(307,991)	$(4,926,937)

Note 13 – Commitments and Contingencies

Pending Litigation

On or about April 13, 2020, Ian Patterson, the Chief Operations Officer of AVX resigned from his position. On May 5, 2020, Mr. Patterson filed an action in the Superior Court for the County of Los Angeles, State of California, against the Company, et al. The complaint alleges claims including discrimination, wrongful termination, retaliation and various other provisions of the California Labor Code, and various other claims under California state law. Trial for this matter is not set, nor has discovery been conducted. AVX intends to contest this matter. Further, AVX disputes that the other defendants are proper parties to the litigation. However, litigation and investigations are inherently uncertain, but the outcome could have a material impact on the Company.

Similarly, on or about April 14, 2020, Devesa Sarria, the Sales and Marketing Director, was terminated. On May 13, 2020, she filed an action in the Superior Court for the County of Los Angeles, State of California. The Complaint alleges claims including discrimination, wrongful termination, retaliation and various other provisions of the California Labor Code, and various other claims under California state law. The complaint seeks unspecified economic and non-economic losses, as well as attorneys’ fees. Trial is set for October 11, 2023. AVX intends to vigorously contest this matter. Further, AVX disputes that the other defendants are proper parties to the litigation. However, litigation and investigations are inherently uncertain, but the outcome could have a material impact on the Company.

On January 19, 2023, the company filed an action in the Superior Court of California, County of San Bernardino against Jaqueline Li. AVX Design and Integration pre-paid for equipment toward a joint project with her father Jeffrey Li. Payment was made to Jaqueline’s father’s company Sing Young Music, while no goods or services were ever received. Upon death, Jacqueline Li distributed assets from the business Sing Young Music without consideration toward the business entity or any formation of an estate for Jeffrey Li. We attended the trial on March 17, 2023 to represent our side of the case and are awaiting judgement from the court.

Note 14 – Income taxes

The United States of America

The Company is subject to taxation in the United States and certain state jurisdictions. The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 21% to the net loss before provision for income taxes. Accordingly, the Company reevaluated its deferred tax assets on net operating loss carryforward in the U.S. As of December 31, 2022, due to uncertainties surrounding future utilization, the Company recorded a full valuation allowance against the deferred tax assets based upon management’s assessment as to their realization.

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

A reconciliation of the federal statutory income tax to our effective income tax is as follows:

	2022	2021
Federal statutory rates	$(1,034,596)	$(673,266)
State income taxes	(435,516)	(283,413)
Foreign income taxes	(129,904)	(857)
Permanent differences	(86)	(3,439)
Valuation allowance against net deferred tax assets	1,600,102	960,975
Effective rate	$–	$–

The tax effect of temporary differences that give rise to a significant portion of the deferred tax assets and liabilities at December 31, 2022 and 2021 is presented below:

	2022	2021
Deferred income tax asset
Net operating loss carryforwards	$5,261,884	$3,661,868
Interest	43,786	43,700
Total deferred income tax asset	5,305,670	3,705,568
Less: valuation allowance	(5,305,670)	(3,705,568)
Total deferred income tax asset	$–	$–

The Company recognizes valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company’s net deferred income tax asset is not more likely than not to be realized due to the lack of sufficient sources of future taxable income and cumulative losses that have resulted over the years. During the year ended December 31, 2022 the valuation allowance increased by $1,600,102.

As of December 31, 2022, we had cumulative net operating loss carryforwards for federal and state income tax purposes of $17,718,495, and available tax credit carryforwards of approximately $3,611,045 for federal income tax purposes, which can be carried forward to offset future taxable income. The federal net operating loss carryforwards consists of $12,268,804 of losses incurred prior to January 1, 2022 and which can be used to offset 100% of future taxable income and, $4,926,649 of losses incurred after January 1, 2022, which can be used to offset up to 80% of taxable income in subsequent years.

Note 15 – Subsequent Events

As of January 6, 2023, the Company completed the business combination of AT Tech Systems. The transaction included AT Tech Systems’ business, including its cash and cash equivalents, accounts receivable, professional licenses, customer lists and corresponding client relationships, trademarks, trade names, brand names, goodwill and related intangible assets, inventory, and all other assigned contracts. While the agreement was signed on December 19, 2022, in order to complete control, a new entity AT Tech Systems LLC needed to be formed, which was completed on January 6, 2023. The Company also hired certain employees of AT Tech Systems’ business, assuming employment obligations as of December 30, 2023, despite the control of the entity being completed thereafter. AT Tech Systems LLC is now a subsidiary of Focus Universal, as defined in ASC 805, Business Combinations. The Company has integrated the acquired assets and employees throughout its existing business, including key employees serving dual roles with AVX Design and Integration. For example, Mr. Anthony Tejeda will serve as the Company’s director of installation services, as the vice president of operations of AVX, and as chief operating officer of AT Tech Systems LLC. In addition to the provision of services in the positions mentioned above, Mr. Tejeda shall assist with AVX’s management and train certain of its personnel in performing installations. The employment agreement of Mr. Tejeda is for a term of 5 years. The onboarding of Mr. Tejeda, who has extensive experience and expertise in commercial smart installations, will complement the smart installation services and allow Focus and AVX to enter the commercial smart installation market. AT Tech Systems has several clients from medical/dental facilities, commercial, and industrial projects, including notable manufacturers and wholesalers, and provides clients with integrated network, security, and multimedia design solutions and technology systems.

As of February 7, the Company approved a fifty percent (50%) stock dividend of the Company’s common stock. The Company will issue one share of common stock for every two shares of common stock held. The record date for the stock dividend will be February 23, 2023, and the payment date will be March 23, 2023. The Company’s common stock shares will be traded in accordance with the “due bill” procedures of NASDAQ from February 7, 2023 through March 2, 2023. This means any trades that are executed on the NASDAQ Stock Exchange during this period will be identified to ensure purchasers of the Company’s common stock receive the entitlement to the stock dividend. The Company’s common stock shares are expected to begin trading on a post-stock dividend basis on the NASDAQ Stock Exchange on March 23, 2023.

As of February 13, 2023, the Company granted and vested the second 20% of the restricted shares based on 2022 Award Agreement, which is 34,000 shares with the total fair value of $205,360.

As of February 16, 2023, one of the Company predecessor Director accept the cashless exercise of his entirety grant options to be exercised for 7,238 shares.

As of March 1, 2023, the Company reduced its previously announced at-the-market (ATM) offering from December 12, 20222 from US $25 million to US $1 million.

As of March 8, 2023, the Board of Directors also agreed to include on the Annual Shareholder Meeting ballot the increase of share count from 75,000,000 to 750,000,000. This increase is to facilitate additional stock dividends in the future as needed.

The Company has evaluated other subsequent events through the date these consolidated financial statements were issued and determined that there were no other subsequent events or transactions that require recognition or disclosures in the consolidated financial statements.

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

In connection with the audit of our financial statements as of and for the years ended December 31, 2022 and 2021, we identified significant deficiencies in our internal control over financial reporting and a general understanding of U.S. GAAP. As such, there is a reasonable possibility that a misstatement of our financial statements will not be prevented or detected on a timely basis.

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

Item 9B. OTHER INFORMATION

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers, directors and significant employees as of the date of this report:

Name	Position	Age
Dr. Edward Lee*	Director and Chairman	59
Dr. Desheng Wang**	Chief Executive Officer, Secretary, and Director	58
Irving Kau******	Chief Financial Officer	48
Dr. Jennifer Gu*	Director	55
Michael Pope****	Director (1)	42
Sheri Lofgren****	Director (1)	66
Carine Clark****	Director (1)	59
Sean Warren*****	Director (1)	51

* Appointed director on October 21, 2015

** Appointed director on December 29, 2014

**** Appointed director on June 8, 2018

***** Appointed director on August 10, 2022

****** Appointed officer on November 18, 2022

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

Irving Kau

Irving Kau was appointed as Chief Financial Officer on November 18, 2022, prior to that he served as Focus Universal’s Vice President of Finance and Head of Investor Relations since November 10, 2021. Prior to joining the Company, Mr. Kau served as a Managing Partner of both Elementz Ventures and KW Capital Partners, and during his tenure he successfully invested and grew companies across various geographies. The Company expects that as CFO, Mr. Kau will assist with many matters in the near future, including building up the Company’s internal businesses, processes and controls, the Company’s external outreach and growth measures, as well as strengthen the Company’s financial reporting and the investor relations. Prior to his work at Elementz Ventures and KW Capital Partners, Mr. Kau served as the head of Asia at GHS (now known as Seaport Global). Mr. Kau also previously served for approximately 10 years as Chief Financial Officer of an AgBiotech company Origin Agritech Limited (Nasdaq: SEED). During his tenure, shareholders included Wellington Management, Fidelity Investments, Citadel Investments, Heartland Fund, Mitsubishi UFJ, amongst others. Mr. Kau received undergraduate degrees from Johns Hopkins University and a graduate degree from Rice University and pursued a PhD degree in Business Strategy (economics) at USC.

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

Sean Warren

Sean Warren is a seasoned executive with over 25 years of experience in technology and enterprise technology systems. He brings a wealth of expertise with strengths in areas such as software development, cloud management, enterprise infrastructure development and full spectrum of IT compliance. Sean has been the CIO of Mountain Medical, Veyo Medical and VP of IT at Larry Miller. He has worked for technology companies as Omniture, Adobe and served as the director of cloud operations at Domo from 2016 to 2018. From 2019-2021, Mr. Warren served as the VP of OPSA Change Advisory at Wells Fargo, and since 2021 to the present works as the VP of Global Platform Services at Cotiviti where he manages over 1,000 employees globally in four countries. Sean is fluent in Spanish and graduated from Florida State University in accounting. Mr. Warren previously served on our board of directors from June 2018 to November 28, 2018.

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

Corporate Governance

Our Board of Directors currently consists of seven members. Our Chairperson of the Board of Directors is Dr. Edward Lee. Dr. Edward Lee, Dr. Desheng Wang and Dr. Jennifer Gu are the three members of our Board of Directors who are not independent directors. Michael Pope, Sheri Lofgren, Sean Warren, and Carine Clark are four members of our Board of Directors who are independent directors.

Director Attendance at Meetings

Our Board of Directors conducts its business through meetings, both in person and telephonic, and by actions taken by written consent in lieu of meetings. During the year ended December 31, 2022, our Board of Directors held four meetings. All directors attended at least 75% of the meetings of our Board of Directors and of the committees of our Board of Directors on which they served during 2022.

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

The current members of the Audit Committee are directors Ms. Sheri Lofgren, the Chairperson of the Audit Committee, Mr. Michael Pope and Mr. Sean Warren, all of whom have been determined by the Board of Directors to be independent under the NASDAQ listing standards and rules adopted by the SEC applicable to audit committee members. The Board of Directors has determined that Mr. Sheri Lofgren qualifies as an “audit committee financial expert” under the rules adopted by the SEC and the Sarbanes-Oxley Act. The Audit Committee met four times during 2021.

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

The Compensation Committee currently consists of directors Ms. Carine Clark, Mr. Sean Warren, and Mr. Sheri Lofgren. Ms. Carine Clark is the Chairperson of the Compensation Committee. Each of the Compensation Committee members has been determined by the Board of Directors to be independent under NASDAQ listing standards applicable to compensation committee members. The Compensation Committee met four times during 2021.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee identifies, reviews, and evaluates candidates to serve on the Board; reviews and assesses the performance of the Board of Directors and the committees of the Board; and assesses the independence of our directors. The Nominating and Corporate Governance Committee is also responsible for reviewing the composition of the Board’s committees and making recommendations to the entire Board of Directors regarding the chairpersonship and membership of each committee. In addition, the Nominating and Corporate Governance Committee is responsible for developing corporate governance principles and periodically reviewing and assessing such principles, as well as periodically reviewing the Company’s policy statements to determine their adherence to the Company’s Code of Business Conduct and Ethics.

The Nominating and Corporate Governance Committee has adopted a charter that identifies the procedures whereby Board of Director candidates are identified primarily through suggestions made by directors, management, and stockholders of the Company. We have implemented no material changes in the past year to the procedures by which stockholders may recommend nominees for the Board. The Nominating and Corporate Governance Committee will consider director nominees recommended by stockholders that are submitted in writing to the Company’s Corporate Secretary in a timely manner and which provide necessary biographical and business experience information regarding the nominee. The Nominating and Corporate Governance Committee does not intend to alter the manner in which it evaluates candidates, including the criteria considered by the Nominating Committee, based on whether or not the candidate was recommended by a stockholder. The Board of Directors does not prescribe any minimum qualifications for director candidates, and all candidates for director will be evaluated based on their qualifications, diversity, age, skill and such other factors as deemed appropriate by the Nominating and Corporate Governance Committee given the current needs of the Board of Directors, the committees of the Board of Directors and the Company. Although the Nominating and Corporate Governance Committee does not have a specific policy on diversity, it considers the criteria noted above in selecting nominees for directors, including members from diverse backgrounds who combine a broad spectrum of experience and expertise. Absent other factors which may be material to its evaluation of a candidate, the Nominating and Corporate Governance Committee expects to recommend to the Board of Directors for selection incumbent directors who express an interest in continuing to serve on the Board. Following its evaluation of a proposed director’s candidacy, the Nominating and Corporate Governance Committee will make a recommendation as to whether the Board of Directors should nominate the proposed director candidate for election by the stockholders of the Company.

The Nominating and Corporate Governance Committee operates under a written charter. No member of the Nominating and Corporate Governance Committee may be an employee of the Company, and each member must satisfy the independence requirements of NASDAQ and the SEC.

The Nominating and Corporate Governance Committee currently consists of directors Mr. Sean Warren, who is the Chairperson of the committee, Mr. Michael Pope and Ms. Carine Clark. Each of the members of the Nominating and Corporate Governance Committee has been determined by the Board of Directors to be independent under NASDAQ listing standards. The Nominating and Corporate Governance Committee met four times in 2021.

Oversight of Risk Management

Risk is inherent with every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including economic risks, financial risks, legal and regulatory risks and others, such as the impact of competition. Management is responsible for the day-to-day management of the risks that we face, while our Board, as a whole and through its committees, has responsibility for the oversight of risk management. In its risk oversight role, our Board of Directors is responsible for satisfying itself that the risk management processes designed and implemented by management are adequate and functioning as designed. Our Board of Directors assesses major risks facing our Company and options for their mitigation to promote our stockholders’ interests in the long-term health of our Company and our overall success and financial strength. A fundamental part of risk management is not only understanding the risks a company faces and what steps management is taking to manage those risks, but also understanding what level of risk is appropriate for us. The involvement of our full Board of Directors in the risk oversight process allows our Board of Directors to assess management’s appetite for risk and also determine what constitutes an appropriate level of risk for our Company. Our Board of Directors regularly includes agenda items at its meetings relating to its risk oversight role and meets with various members of management on a range of topics, including corporate governance and regulatory obligations, operations and significant transactions, risk management, insurance, pending and threatened litigation and significant commercial disputes.

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

Code of Business Conduct and Ethics

Our Board of Directors has adopted a code of ethical conduct that applies to our principal executive officer, principal financial officer and senior financial management. This code of ethical conduct is embodied within our Code of Business Conduct and Ethics, which applies to all persons associated with our Company, including our directors, officers, and employees (including our principal executive officer, principal financial officer, principal accounting officer and controller). To satisfy our disclosure requirements under Item 5.05 of Form 8-K, we will disclose amendments to, or waivers of, certain provisions of our Code of Business Conduct and Ethics relating to our chief executive officer, chief financial officer, chief accounting officer, controller or persons performing similar functions on our website promptly following the adoption of any such amendment or waiver. The Code of Business Conduct and Ethics provides that any waivers of, or changes to, the code that apply to the Company’s executive officers or directors may be made only by the Audit Committee. In addition, the Code of Business Conduct and Ethics includes updated procedures for non-executive officer employees to seek waivers of the code.

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

Item 11: EXECUTIVE COMPENSATION

Compensation of Officers

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during 2020 and 2021 awarded to, earned by or paid to our executive officers.

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value & Non-qualified Deferred Compensation Earnings	All Other Compensation	Totals
Position	Year	($)*	($)	($)	($)	(S)	($)	($)	($)
Desheng Wang	2022	120,000	0	0	0	21,020	0	0	141,020
CEO, Secretary and Director	2021	124,615	0	0	0	0	0	0	124,615

Irving Kau	2022	150,000	0	0	0	10,000	0	0	160,000
Chief Financial Officer	2021	15,962	0	0	0	0	0	0	21,700

Narrative Disclosure Requirement for Summary Compensation Table

Compensation

Dr. Desheng Wang entered into an employment agreement with the Company whereby the Company agreed to pay Dr. Wang a salary of $120,000 per year, payable monthly, for his services as Chief Executive Officer, effective as of November 1, 2018. We have not provided our other named executive officers with perquisites or other personal benefits. Irving Kau was appointed as the Company’s Chief Financial Officer on November 18, 2022. Mr. Kau has executed and employment agreement with the Company, dated November 3, 2021, for the provision of services as VP of Finance. Mr. Kau’s employment agreement included a salary and certain equity incentive. Mr. Kau would receive up to 10,000 shares of the Company’s common stock per year, vesting in 4 installments of 2,500 shares at the end of each calendar quarter, provided that certain metrics are achieved. No other officer or director has formally entered into any compensation arrangement for services provided under consulting agreements or employment agreements.

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

Directors’ Compensation

The persons who served as affiliated members of our Board of Directors, including executive officers, did not receive any compensation for services as directors in 2021 or 2022. As of the date of this report, no director has formally entered into any compensation arrangement for services provided under consulting agreements or employment agreements.

As of the date of this annual report, all directors have been issued 15,000 options per person pursuant to our 2018 Stock Option Plan and such options will vest over a period of one year. In 2021, all independent directors were paid $20,000 cash, except for Sheri Lofgren, who received $25,000 for serving as the chair of the audit committee. In 2022, all independent directors were paid $30,000 cash, except for Sheri Lofgren, Gregory Butterfield, and Sean Warren. Sheri Lofgren received $32,500 for serving as the chair of the audit committee. Gregory Butterfield and Sean Warren received $10,000 and $15,699, respectively, for serving independent board director. Additionally, a company affiliated with Mr. Pope received $120,000 for advisory services in 2021, which included $72,000 in cash and $48,000 in stock and $20,000 for advisory services in 2022, which included $12,000 in cash and $8,000 in stock.

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

Executive Officer Outstanding Equity Awards at Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding as of December 31, 2022.

Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned	Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not
Name	Exercisable	Unexercisable	Options (#)	($)	Date	(#)	Vested	Vested	Vested
Edward Lee - Chairman	30,000	–	–	$5.70	August 6, 2029	–	–	–	–
	15,000	–	–	$3.00	December 10, 2030	–	–	–	–
	15,000	–	–	$8.86	December 30, 2031	–	–	–	–
	–	15,000	–	$6.41	December 30, 2032	–	–	–	–
Desheng Wang - CEO, Secretary	30,000	–	–	$5.70	August 6, 2029	–	–	–	–
	15,000	–	–	$3.00	December 10, 2030	–	–	–	–
	15,000	–	–	$8.86	December 30, 2031	–	–	–	–
	–	15,000	–	$6.41	December 30, 2032	–	–	–	–
Irving Kau - CFO		–	–	–	–	10,000	–	–	–
Jennifer Gu	30,000	–	–	$5.70	August 6, 2029	–	–	–	–
	15,000	–	–	$3.00	December 10, 2030	–	–	–	–
	15,000	–	–	$8.86	December 30, 2031	–	–	–	–
	–	15,000	–	$6.41	December 30, 2032	–	–	–	–
Michael Pope	6,250	–	–	$8.86	December 30, 2031	–	–	–	–
	–	15,000	–	$6.41	December 30, 2032	–	–	–	–
Carine Clark	30,000	–	–	$5.70	August 6, 2029	–	–	–	–
	15,000	–	–	$3.00	December 10, 2030	–	–	–	–
	15,000	–	–	$8.86	December 30, 2031	–	–	–	–
	–	15,000	–	$6.41	December 30, 2032	–	–	–	–
Sheri Lofgren	6,250	–	–	$8.86	December 30, 2031	–	–	–	–
	–	15,000	–	$6.41	December 30, 2032	–	–	–	–
Greg Butterfield	30,000	–	–	$5.70	August 6, 2029	–	–	–	–
	15,000	–	–	$3.00	December 10, 2030	–	–	–	–
	7,541	–	–	$8.86	December 30, 2031	–	–	–	–
Sean Warren	–	15,000	–	$6.41	December 30, 2032	–	–	–	–

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of December 31, 2022: (i) by each of our directors, (ii) by each of the Named Executive Officers, (iii) by all of our executive officers and directors as a group, and (iv) by each person or entity known by us to beneficially own more than five percent (5%) of any class of our outstanding shares. As of December 31, 2022, there were 43,530,915 shares of our common stock outstanding:

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Beneficial Ownership %

Common	Desheng Wang, CEO, and Director	14,395,700	33.277%

Common	Edward Lee, Chairman and Director jointly with Jennifer Gu, Director	8,185,000	18.921%

Common	Yan Chen	2,983,561	6.897%

Common	Michael Pope	1,546	*

Common	Sheri Lofgren	1,546	*

Common	Irving Kau	10,000	*

(1) Applicable percentage of ownership is based on 43,530,915 shares of common stock outstanding on December 31, 2022.

Percentage ownership is determined based on shares owned together with securities exercisable or convertible into shares of common stock within 60 days of December 31, 2022, for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2022, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Our common stock is our only issued and outstanding class of securities eligible to vote.

As of December 31, 2022, there were 25,585,646 shares of common stock outstanding owned by our officers and directors.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Consulting services provided by the President, Chief Executive Officer, Secretary, Treasurer and Chief Financial Officer for the years ended December 31, 2022 and 2021 were as follows:

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021

President	$0	$0
Chief Executive Officer, Secretary and Treasurer	141,020	124,615
Chief Financial Officer	37,020	21,700
	$178,040	$146,315

Related party Transactions

Revenue generated from Vitashower Corp., a company owned by the Chief Executive Officer’s wife, amounted to $41,536 and $29,084 for the year ended December 31, 2022 and 2021, respectively. Account receivable balance due from Vitashower Corp. amounted to $34,507 and $15,176 as of December 31, 2022 and 2021, respectively.

Service revenue generated from the installation of home security equipment by AVX for one of the Company’s directors, amounted to $8,246 and $0 for the year ended December 31, 2022 and 2021, respectively.

Compensation for services provided by the President and Chief Executive Officer for the year ended December 31, 2022 and 2021 amounted to $141,020 and $124,615, respectively. Of subsequent note, Tianjin Guanglee was once owned by the Chief Executive Officer Desheng Wang, as fully disclosed in the annual report in 2017. Since then, during 2018, the entity was transferred to another individual and was not considered a related party transaction per guidelines.

Director Independence

A director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Our director Edward Lee is also our Chairman; our director Desheng Wang is also our Chief Executive Officer. The rest of our directors, excluding Jennifer Gu, are independent directors.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the year ended March 31, 2015, 2014, and the period from December 4, 2012 (Inception) to March 31, 2013, we engaged Cutler & Co, LLC, as our independent auditor. On October 20, 2015, we changed our independent auditor to DYH & Company. On April 16, 2017, we changed our independent auditor to BF Borgers CPA PC (the “Former Auditor”).

On January 19, 2023, the Company notified the Former Auditor that the Company is dismissing it as the independent registered public accounting firm of the Company due to partner and personnel movement from the Former Auditor to the Company’s New Auditor. On the same day, the Company engaged Reliant CPA PC (the “New Auditor”) as its independent PCAOB registered public accounting firm for the Company’s fiscal year ended December 31, 2022.

For the years ended December 31, 2022 and 2021, we incurred fees as discussed below:

	Year ended December 31, 2022		Year ended December 31, 2021

Audit fees		$94,000		$128,000
Audit – related fees	$	Nil	$	Nil
Tax fees	$	Nil	$	Nil
All other fees	$	Nil	$	Nil

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

PART IV

Item 15. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
3.1	Articles of Incorporation, as filed with the SEC on December 26, 2013.
3.2	Amended and Restated Bylaws, as filed with the SEC on October 22, 2019.
10.1	2018 Equity Incentive Plan, as filed with the SEC on December 28, 2018.
10.2	Promissory Note with Chase Bank, dated March 10, 2021 for $108,750 SBA Loan, as filed with the SEC on March 23, 2021.
10.3	Secured Promissory Note with East West Bank, dated January 8, 2021 for $1,500,000, as filed with the SEC on March 23, 2021.
10.4	Loan Agreement with Golden Sunrise Investment LLC, dated March 15, 2021 for $1,500,000, as filed with the SEC on March 23, 2021.
10.5	Company Guarantee Agreement with Golden Sunrise Investment LLC, dated March 15, 2021, as filed with the SEC on March 23, 2021.
10.6	Secured Promissory Note with Golden Sunrise Investment LLC, dated March 15, 2021 for $1,500,000, as filed with the SEC on March 23, 2021.
10.7	Employment Agreement by and between the Company and Irving Kau, dated November 3, 2021.*
10.8	Amendment to I. Kau Employment Agreement, dated November 21, 2022.*
10.9	At the Market Sales Agreement, dated December 9, 2022, with Sutter Securities, as filed with the SEC on December 12, 2022.
10.10	Asset Purchase Agreement, dated December 19, 2022 with AT Tech Systems.*
10.11	Articles of Organization of Lusher Bioscientific, LLC.*
10.12	Bylaws of Lusher Bioscientific*
10.13	Articles of Organization of AT Tech Systems, LLC.*
10.14	Operating Agreement of AT Tech Systems, LLC.*
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)**
101.SCH	Inline XBRL Taxonomy Extension Schema Document**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document**
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2023

FOCUS UNIVERSAL INC.

By:	/s/ Desheng Wang
Desheng Wang
Chief Executive Officer, Secretary, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Desheng Wang	Chief Executive Officer, Secretary and Director	March 31, 2023
Desheng Wang

Focus Universal Inc., a Nevada corporation

/s/ Desheng Wang

     By Desheng Wang, its CEO

