Form 10-Q
period 2023-03-31
FOCUS UNIVERSAL INC.
filed 2023-05-16
CIK 1590418

Table of Contents

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2023

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

As of May [--], 2023, registrant had 64,821,817 shares outstanding of the registrant's common stock at a par value of $0.001 per share.

FORM 10-Q

FOCUS UNIVERSAL INC.

2

PART I.  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to Focus Universal Inc.

ITEM 1.  FINANCIAL STATEMENTS

FOCUS UNIVERSAL INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOCUS UNIVERSAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current Assets:
Cash	$2,570,475	$4,343,426
Accounts receivable, net	64,367	78,313
Accounts receivable – related party	–	34,507
Inventory	90,663	103,772
Prepaid expenses	222,934	142,342
Marketable equity securities	51,395	105,470
Total Current Assets	2,999,834	4,807,830

Property and equipment, net	4,196,588	4,228,630
Operating lease right-of-use asset	270,481	253,336
Deposits	24,823	33,264

Total Assets	$7,491,726	$9,323,060

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$214,726	$267,685
Treasury stock payable	–	1,000,000
Other current liabilities	105,334	6,496
Lease liability, current portion	82,388	113,058
Total Current Liabilities	402,448	1,387,239

Non-Current Liabilities:
Lease liability, less current portion	147,170	165,952
Other liability	12,335	12,335
Total Non-Current Liabilities	159,505	178,287

Total Liabilities	561,953	1,565,526

Contingencies (Note 12)

Stockholders' Equity:
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 64,769,490 shares issued and outstanding as of March 31, 2023 and 43,530,915 shares issued and outstanding as of December 31, 2022	64,769	43,531
Treasury stock at cost (0 shares and 400,000 shares held at March 31, 2023 and December 31, 2022, respectively)	–	(2,000,000)
Additional paid-in capital	25,833,643	27,536,499
Shares to be issued, common shares	12,500	48,075
Accumulated deficit	(18,978,271)	(17,864,028)
Accumulated other comprehensive income (loss)	(2,868)	(6,543)
Total Stockholders' Equity	6,929,773	7,757,534

Total Liabilities and Stockholders' Equity	$7,491,726	$9,323,060

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOCUS UNIVERSAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue	$236,095	$125,625
Revenue - related party	–	31,542
Total Revenue	236,095	157,167

Cost of Revenue	180,744	143,523

Gross Profit	55,351	13,644

Operating Expenses:
Selling expense	11,859	38,339
Compensation - officers	307,534	325,665
Research and development	276,481	561,744
Professional fees	257,399	360,866
General and administrative	443,052	650,891
Total Operating Expenses	1,296,325	1,937,505

Loss from Operations	(1,240,974)	(1,923,861)

Other Income (Expense):
Interest income (expense), net	14,436	(6)
Gain on bargain purchase	61,747	–
Unrealized gain (loss) on marketable equity securities	32,570	–
Realized loss on marketable equity securities	(14,901)	–
Rental income	39,952	46,372
Other income (expense), net	(7,073)	8,565
Total other income (expense)	126,731	54,931

Loss before income taxes	(1,114,243)	(1,868,930)

Income tax expense	–	–

Net Loss	$(1,114,243)	$(1,868,930)

Other comprehensive items
Foreign currency translation gain and (loss)	3,675	552

Total comprehensive loss	$(1,110,568)	$(1,868,378)

Weight Average Number of Common Shares Outstanding: Basic and Diluted	45,149,834	43,259,741

Net Loss per common share: Basic and Diluted	$(0.02)	$(0.04)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOCUS UNIVERSAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED March 31, 2023 AND 2022

(Unaudited)

	Common stock		Treasury Stock	Additional Paid-In	Shares to be issued Common	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
Description	Shares	Amount	at Cost	Capital	Shares	Deficit	Loss	Equity
Balance – December 31, 2022	43,530,915	$43,531	$(2,000,000)	$27,536,499	$48,075	$(17,864,028)	$(6,543)	$7,757,534

Stock based compensation - options	–	–	–	133,403	–	–	–	133,403

Stock based compensation – cashless exercise options	7,238	7	–	(7)	–	–	–	–

Stock based compensation - shares	41,500	41	–	184,938	(35,575)	–	–	149,404

Retirement of treasury stock	(400,000)	(400)	2,000,000	(1,999,600)	–	–	–	–

Issued stock dividend	21,589,837	21,590	–	(21,590)	–	–	–	–

Other comprehensive income	–	–	–	–	–	–	3,675	3,675

Net loss	–	–	–	–	–	(1,114,243)	–	(1,114,243)

Balance – March 31, 2023	64,769,490	$64,769	$–	$25,833,643	$12,500	$(18,978,271)	$(2,868)	$6,929,773

	Common stock		Additional Paid-In	Shares to be issued Common	Accumulated	Accumulated Other Comprehensive Income	Total Stockholders’
Description	Shares	Amount	Capital	Shares	Deficit	(Loss)	Equity
Balance - December 31, 2021	43,259,741	$43,259	$24,093,075	$1,922,753	$(12,937,091)	$(4)	$13,121,992

Stock based compensation - options	–	–	228,375	–	–	–	228,375

Employee compensation	–	–	–	656,370	–	–	656,370

Common stock to be issued for services	–	–	–	8,000	–	–	8,000

Other comprehensive loss	–	–	–	–	–	552	552

Net loss	–	–	–	–	(1,868,930)	–	(1,868,930)

Balance - March 31, 2022	43,259,741	$43,259	$24,321,450	$2,587,123	$(14,806,021)	$548	$12,146,359

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOCUS UNIVERSAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net Loss	$(1,114,243)	$(1,868,930)
Adjustments to reconcile net loss to net cash from operating activities:
Bad debt expense	5,114	42,080
Inventory fair value net realizable	–	(25,006)
Depreciation expense	42,041	40,165
Amortization of intangible assets	28,741	–
Unrealized gain on marketable equity securities	(32,570)	–
Realized loss on marketable equity securities	14,901	–
Gain on bargain purchase	(61,747)	–
Stock-based compensation – shares	149,404	656,370
Stock-based compensation – services	–	8,000
Stock option compensation – options	133,403	228,375
Changes in operating assets and liabilities:
Accounts receivable	8,832	(96,258)
Accounts receivable - related party	34,507	(70,816)
Inventory	13,109	(5,067)
Other receivable	–	13,057
Prepaid expenses	(80,511)	148,616
Deposit	8,617	(35,142)
Operating lease right-of-use asset	(16,075)	150,623
Accounts payable and accrued liabilities	(20,011)	38,000
Other current liabilities	–	(17,135)
Customer deposit	98,838	–
Lease liabilities	(50,885)	(123,951)
Other liabilities	–	14,736
Net cash flows used in operating activities	(838,535)	(902,283)

Cash flows from investing activities:
Purchase of property and equipment	(9,920)	(31,470)
Purchase of marketable securities	(17,690)	–
Proceeds from sale of marketable securities	89,434	–
Net cash flows provided by (used in) investing activities	61,824	(31,470)

Cash flows from financing activities:
Purchase of treasury stock	(1,000,000)	–
Net cash flows used in financing activities	(1,000,000)	–

Effect of exchange rate	3,760	24

Net change in cash	(1,772,951)	(933,729)

Cash beginning of period	4,343,426	8,678,665

Cash end of period	$2,570,475	$7,744,936

Supplemental cash flow disclosure:
Cash paid for income taxes	$–	$–
Cash paid for interest	$4,085	$2,752

Supplemental disclosure for noncash financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$270,481	$–

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOCUS UNIVERSAL INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED)

Note 1 – Organization and Operations

Focus Universal Inc. (“the Company”) was incorporated under the laws of the State of Nevada on December 4, 2012 (“Inception”). It is a universal smart instrument developer and manufacturer, headquartered in Ontario, California, specializing in the development and commercialization of novel and proprietary universal smart technologies and instruments. Focus Universal Inc. is also a provider of patented hardware and software design technologies for Internet of Things (IoT) and 5G. The Company has developed what it believes are five disruptive patented technology platforms with 26 patents and patents pending in various phases and 8 trademarks pending in various phases to solve what it believes are the major problems facing hardware and software design and production within the industry today. These technologies combined have the potential to reduce costs, product development timelines and energy usage while increasing range, speed, efficiency, and security of the IoT and 5G networks. The smartphone or other mobile device, foundation, and sensor readouts together perform the functions of many traditional scientific and engineering instruments and are intended to replace the traditional, wired stand-alone instruments at a fraction of their cost.

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

On January 5, 2022, the Company founded a wholly owned subsidiary named Lusher Bioscientific, Inc. Lusher Bioscientific was founded to promote the Company’s horticultural sensors and filters with the hydroponic and controlled agriculture market and to assist in the product development of IoT technology products within this sector. As of the date of this filing, Lusher’s activities are in the introductory phase.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Focus and its wholly-owned subsidiaries, Perfecular Inc., AVX Design & Integration, Inc., Focus Universal (Shenzhen) Technology Co., LTD, Lusher Bioscientific and AT Tech Systems LLC (collectively, the “Company”, “we”, “our”, or “us”). All intercompany balances and transactions have been eliminated upon consolidation. The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Segment Reporting

The Company currently has three operating segments. (1) Focus and Focus Shenzhen (“Corporate and R&D”) involve non-specific financing, executive expense, operations and investor relations of the public entity, and general shared management and costs across subsidiary units which spread across all functional categories and research and development of technology products. (2) Perfecular and Lusher (“IoT Products”) involve wholesale, marketing, and production of universal smart instruments and devices in the hydroponic and controlled agricultural segments. (3) AVX and AT Tech (“IoT Installation Services”) is an IoT installation and management company specializing in high performance and easy to use audio/video, home theater, lighting control, automation, and integration.

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

Cash

The Company considers all highly liquid investments with a maturity of three months or less to be cash. At times, such investments may be in excess of Federal Deposit Insurance Corporation (FDIC) insurance limit. As of March 31, 2023 and December 31, 2022, approximately $2,651,309 and $3,120,763 of the Company’s cash was not insured by the FDIC. There were no cash equivalents held by the Company as of March 31, 2023 and December 31, 2022.

Accounts Receivable

The Company grants credit to clients that sell the Company’s products or engage in construction service under credit terms that it believes are customary in the industry and do not require collateral to support customer receivables. The accounts receivable balances are generally collected within 30 to 180 days of the product sale.

Allowance for doubtful accounts

The Company estimates an allowance for doubtful accounts based on historical collection trends and review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. As of March 31, 2023 and December 31, 2022, allowance for doubtful accounts amounted to $228,086 and $222,972, respectively.

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

Marketable Equity Securities

The Company invests part of its excess treasury cash in equity securities and money market funds according to company treasury and investment policies. Marketable securities represent trading securities bought and held primarily for sale in the near-term to generate income on short-term price differences and are stated at fair value. Realized gains and losses are recognized the fair value differences when the trading securities been sold. Unrealized gains and losses are recognized the fair value differences of unsold trading securities for the period end. Both realized and unrealized gains and losses are recorded in other income (expense).

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

Long-Lived Assets

The Company applies the provisions of FASB ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that those fair values are reduced for the cost of disposal. Long-term assets of the Company are reviewed when circumstances warrant as to whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. Based on its review at March 31, 2023 and December 31, 2022, the Company believes there was no impairment of its long-lived assets.

Intangible Assets

The Company’s intangible assets were acquired from AT Tech due to customer relationship using multi-period excess earnings method. These intangible assets were valued based on the AT Tech business acquisition. The value based on the assessed income expected to be generated from the existing customer list, namely the carry-over of the existing contracts after a careful evaluation of the customer list. Amortization on the intangible assets was computed by the percentage completed for these existing assets and fully amortized this quarter.

Treasury stock

Purchases and sales of treasury stock are accounted for using the cost method. Under this method, shares acquired are recorded at the acquisition price directly to the treasury stock account. The Company does not recognize a gain or loss to income from the purchase and sale of treasury stock.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the warrants was estimated using a Black-Scholes pricing model (see Note 11). The Company does not have any outstanding warrants as of March 31, 2023 and December 31, 2022, respectively.

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

To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

•	Level 1: Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

•	Level 2: Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

•	Level 3: Pricing inputs that are generally unobservable inputs and not corroborated by market data.

The following table summarize financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2023:

	March 31, 2023 (unaudited)
	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
Assets
Marketable securities:
Stock	$51,395	$–	$–	$51,395
Total assets measured at fair value	$51,395	$–	$–	$51,395

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

Comprehensive Income (Loss)

Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income (loss) as these amounts are recorded directly as an adjustment to stockholders’ equity. The Company’s other comprehensive loss for the three months ended March 31, 2023 and for the year ended December 31, 2022 was comprised of foreign currency translation adjustments.

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

Revenue from the Company is recognized under Topic 606 in a manner that reasonably reflects the delivery of its services and products to customers in return for expected consideration and includes the following elements:

•	executed contracts with the Company’s customers that it believes are legally enforceable;

•	identification of performance obligations in the respective contract;

•	determination of the transaction price for each performance obligation in the respective contract;

•	Allocation of the transaction price to each performance obligation; and

•	recognition of revenue only when the Company satisfies each performance obligation.

These five elements, as applied to each of the Company’s revenue category, is summarized below:

•	Product sales – revenue is recognized at the time of sale upon the delivery of equipment to the customer.

•	Service sales – revenue is recognized based on the service having been provided and the agreed upon performance obligation has been completed to the customer.

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

Gain on Bargain Purchase

A bargain purchase gain is recognized when the net assets acquired in a business combination have a higher fair value than the consideration paid.

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

Income taxes are accounted for using the asset and liability method. Deferred income taxes are provided for temporary differences in recognizing certain income, expense and credit items for financial reporting purposes and tax reporting purposes. Such deferred income taxes primarily relate to the difference between the tax basis of assets and liabilities and their financial reporting amounts. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates applicable to the future years in which deferred tax assets or liabilities are expected to be settled or realized. There was no material deferred tax asset or liabilities as of March 31, 2023 and December 31, 2022.

As of March 31, 2023 and December 31, 2022, the Company did not identify any material uncertain tax positions.

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

Three Months Ended March 31,	2023	2022
Stock options	423,457	432,562
Total	423,457	432,562

Reclassification

Certain reclassifications have been made to the unaudited condensed consolidated financial statements for prior period to the current year’s presentation. Such reclassifications have no effect on net income as previously reported.

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

	Average Rate for the Three Months Ended March 31,
	2023 (Unaudited)		2022 (Unaudited)
China Yuan (RMB)	RMB	6.8413	RMB	6.3452
United States Dollar ($)		$1.0000		$1.0000

	Exchange Rate at
	March 31, 2023		December 31, 2022
	(Unaudited)
China Yuan (RMB)	RMB	6.8667	RMB	6.8973
United States Dollar ($)		$1.0000		$1.0000

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

Note 4 – Inventory

At March 31, 2023 and December 31, 2022, inventory consisted of the following:

	March 31, 2023	December 31, 2022
Parts	$1,051	$3,767
Finished goods	89,612	100,005
Inventory	$90,663	$103,772

Note 5 – Deposits

Deposit balance as of March 31, 2023 amounted to $24,823 for lease agreement and utility deposit and third-party payroll service deposit. Deposit balance as of December 31, 2022 amounted to $33,264 for lease agreement and utility deposit.

Note 6 – Property and Equipment

At March 31, 2023 and December 31, 2022, property and equipment consisted of the following:

	March 31, 2023	December 31, 2022
Warehouse	$3,789,773	$3,789,773
Land	731,515	731,515
Building improvement	240,256	240,256
Furniture and fixture	39,580	37,785
Equipment	109,293	101,076
Software	1,995	1,995
Total cost	4,912,412	4,902,400
Less accumulated depreciation	(715,824)	(673,770)
Property and equipment, net	$4,196,588	$4,228,630

Depreciation expense for the three months ended March 31, 2023 and 2022 amounted to $42,041 and $40,165, respectively.

Note 7 – Intangible Assets, net

The following table presents intangible assets balance at March 31, 2023 and December 31, 2022:

Schedule of intangible assets	March 31, 2023	December 31, 2022
Customer Relationship	$28,741	$–
Total cost	28,741	–
Less accumulated amortization	(28,741)	–
Intangible assets, net of amortization	–	–
Impairment loss	–	–
Intangible assets, net	$–	$–

Note 8 – Related Party Transactions

Revenue generated from Vitashower Corp., a company owned by the Chief Executive Officer’s wife, amounted to $0 and $31,542 for the three months ended March 31, 2023 and 2022, respectively. Account receivable balance due from Vitashower Corp. amounted to $0 and $34,507 as of March 31, 2023 and December 31, 2022, respectively.

Note 9 – Business Concentration and Risks

Major customers

Four customers accounted for 15% of the total accounts receivable as of March 31, 2023 and four customers accounted for 11% of the total accounts receivable as of December 31, 2022. These four customers accounted for 59% of the total revenue for the three months ended March 31, 2023 and four customers accounted for 67% of total revenue for the three months ended March 31, 2022.

Major vendors

No major vendor accounted more than 10% of total purchase during three months ended March 31, 2023. One vendor, Tianjin Guanglee, accounted for 0% of total accounts payable at March 31, 2022 and this vendor accounted 30% of total purchases during the three months ended March 31, 2022. Of subsequent note, Tianjin Guanglee was once owned by the Chief Executive Officer Desheng Wang, as fully disclosed in the annual report in 2017. In 2018, Dr. Wang transferred the ownership of the entity to an unrelated third party in a transaction not considered a related party transaction per the guidelines.

Note 10 – Lease

The Company recorded its operating lease expense of $46,080 and $75,597 for the three months ended March 31, 2023 and 2022, respectively. This is included in general and administrative expenses.

On December 7, 2021, Focus Universal (Shenzhen) Technology Co. LTD entered into a thirty-eight month commercial lease with a third party for an approximately 5,895 square foot office space. The lease commenced on December 25, 2021 and will end on February 28, 2025. The monthly rent is RMB70,097 (approximately $11,053) with approximately an 11.1% to 12.5% increase rate in each additional year. The incremental borrowing rate for a lease is the rate of interest the Company would have to pay on a collateralized basis to borrow an amount equal to the lease payments for the asset under similar term, which is 10%. Lease expense for the lease is recognized on a straight-line basis over the lease term. This lease was terminated on February 22, 2023.

On January 16, 2023, Focus Universal (Shenzhen) Technology Co. LTD entered into a thirty-six month commercial lease with a third party for an approximately 2,017 square foot office space. The lease commenced on February 1, 2023 and will end on January 31, 2026. The monthly rent is RMB29,974 (approximately $4,365) with approximately an 11.1% to 12.5% increase rate in each additional year. The incremental borrowing rate for a lease is the rate of interest the Company would have to pay on a collateralized basis to borrow an amount equal to the lease payments for the asset under similar term, which is 10%. Lease expense for the lease is recognized on a straight-line basis over the lease term.

On February 22, 2023, Focus Universal (Shenzhen) Technology Co. LTD entered into a thirty-six month commercial lease with a third party for an approximately 3,449 square foot office space. The lease commenced on March 31, 2023 and will end on February 28, 2026. The monthly rent is RMB35,246 (approximately $5,133) with approximately an 11.1% to 12.5% increase rate in each additional year. The incremental borrowing rate for a lease is the rate of interest the Company would have to pay on a collateralized basis to borrow an amount equal to the lease payments for the asset under similar term, which is 10%. Lease expense for the lease is recognized on a straight-line basis over the lease term.

Operating lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. As of March 31, 2023 and December 31, 2022, operating lease right-of use assets and lease liabilities were as follows:

	March 31, 2023	December 31, 2022
Operating lease right-of-use assets	$270,481	$253,336
Lease liabilities, current portion	$82,388	$113,058
Lease liabilities, less current portion	$147,170	$165,952

Lease term and discount rate:

	March 31, 2023	December 31, 2022
Weighted average remaining lease term
Operating lease	2.83 to 2.92 years	2.17 years
Weighted average discount rate
Operating lease	10%	10%

The minimum future lease payments are as follows:

Amount
Year ending December 31, 2023	$31,429
Year ending December 31, 2024	107,866
Year ending December 31, 2025	118,032
Year ending December 31, 2026	8,730
Total minimum lease payment	266,057
Less: imputed interest	(36,500)
Present value of future minimum lease payments	$229,557

Note 11 – Stockholders’ Equity

Shares authorized

Upon formation, the total number of shares of all classes of stock that the Company is authorized to issue is seventy-five million (75,000,000) shares of common stock, par value $0.001 per share.

Common stock

During the three months ended March 31, 2023, the Company issued 21,589,837 shares of common stock in a one-for-two dividend to its shareholders.

On January 17, 2023, the Company retired 400,000 shares from prior stock repurchase agreement as announced in a current report on October 7, 2022.

On February 13, 2023, the Company issued 41,500 shares to employee based on the Restricted Stock Award Agreements (see Employee compensation)

On February 21, 2023, the Company issued 7,238 shares to one of the prior board members who exercised his options with cashless exercise.

On March 23, 2023, the Company issued 21,589,837 stock dividends to its shareholders for a stock dividend of one share of common stock for every two shares of common stock issued and outstanding.

During the three months’ ended March 31, 2022, the Company did not issue any shares of common stock.

As of March 31, 2023 and December 31, 2022, the Company had 64,769,490 shares and 43,530,915 shares of common stock issued and outstanding, respectively.

Treasury stock

On August 10, 2022, the Company entered a stock purchase agreement with a private shareholder to repurchase 400,000 shares of its common stock for $2,000,000 and placed it in treasury. The private shareholder transferred the shares on October 4, 2022, forming a binding agreement, and on October 6, 2022, the Company wired the first $1,000,000 of the purchase price. The remaining $1,000,000 was paid on March 31, 2023. The Company terminated those 400,000 shares on January 17, 2023. As of March 31, 2023 and December 31, 2022, the Company has 0 and 400,000 shares of Treasury stock outstanding, respectively.

Employee compensation

On February 11, 2022 (“Vesting Date”), the Company entered into a Restricted Stock Award Agreement (“Award Agreement”) with eight employees for 280,000 shares of the $0.001 par value voting common stock subject to the terms and to the fulfillment of the conditions set in the Company’s equity incentive plan. The first 20% of the restricted shares were granted and vested on February 11, 2022. Twenty percent of the restricted shares will vest on each anniversary of the Vesting Date until fourth anniversary of the Vesting Date. There were 41,500 shares granted as of February 13, 2023. The fair value of above employee compensation was $136,904 as of March 31, 2023.

In November 2021, the Company entered into a one-year employment agreement with VP of Finance and Head of Investor Relations of the Company, pursuant to which the Company awarded a 10,000-share bonus consisting of shares of $0.001 par value voting common stock, which will be granted in 2,500 blocks every quarter based on certain performance metrics. In November 2022, the Company entered into an amendment agreement to amend the performance metrics. As of March 31, 2023, 2,500 shares have vested.

In October 2022, the Company entered into an employee agreement with VP of the Company, pursuant to which the Company awarded a 10,000-share bonus consisting of shares of $0.001 par value voting common stock, which will be granted in 2,500 shares every quarter. As of March 31, 2023, 2,500 shares have vested.

During the three months ended March 31, 2023 and 2022, the total employee compensation amount for all employees in the company, was $149,404 and $656,370, respectively.

Stock options

On August 6, 2019, each member of the Board was granted 45,000 options to purchase shares at $3.80 per share.

On January 4, 2021, each member of the Board was granted 22,500 options to purchase shares at $2.00 per share.

On December 31, 2021, each member of the Board was granted 22,500 options to purchase shares at $5.91 per share.

On December 31, 2022, each member of the Board was granted 22,500 options to purchase shares at $4.27 per share.

As of March 31, 2023, there were 615,061 options granted, 423,457 options vested, 116,620 options unvested, and 536,250 outstanding stock options.

For the three months ended March 31, 2023 and 2022, the Company’s stock option compensation expenses amounted to $133,403 and $228,375, respectively.

The fair value of the stock options listed above was determined using the Black-Scholes option pricing model with the following assumptions:

	March 31, 2023	December 31, 2022
Risk-free interest rate	4.22%	4.22%
Expected life of the options	3 years	3 years
Expected volatility	42.63%	42.63%
Expected dividend yield	0%	0%

The following is a summary of the option activity from December 31, 2022 to March 31, 2023:

Options	Shares	Weighted average exercise price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2022	615,061	$5.93	8.04	–
Granted	–	$–	–	–
Exercised	(78,812)	$5.38	–	–
Forfeited or expired	–	$–	–	–
Outstanding at March 31, 2023	536,250	$3.96	7.80	45,000
Vested as of March 31, 2023	423,457	$4.03	7.62	45,000
Exercisable at March 31, 2023	423,457	$4.03	7.62	45,000

Note 12 – Segment reporting

	Three Months Ended March 31, 2023
	Corporate and R&D	IoT Products	IoT Installation Services	Total

Revenue	$–	$13,281	$222,814	$236,095
Revenue – related party	–	–	–	–
Total revenue	–	13,281	222,814	236,095

Cost of revenue	–	8,803	171,941	180,744

Gross Profit	–	4,478	50,873	55,351

Operating Expenses
Selling expense	5,248	2,875	3,736	11,859
Compensation – officers and directors	307,534	–	–	307,534
Research and development	276,481	–	–	276,481
Professional fees	257,399	–	–	257,399
General and administrative	390,998	3,546	48,508	443,052
Total Cost and Operating Expenses	1,237,660	6,421	52,244	1,296,325

Loss from Operations	(1,237,660)	(1,943)	(1,371)	(1,240,974)

Other Income (Expense):
Interest income (expense), net	14,475	1	(40)	14,436
Gain on bargain purchase	61,747	–	–	61,747
Unrealized loss on marketable equity securities	32,570	–	–	32,570
Realized loss on marketable equity securities	(14,901)	–	–	(14,901)
Rental income	39,952	–	–	39,952
Other income (expense), net	(5,008)	108	(2,173)	(7,073)
Total other income (expense)	128,835	109	(2,213)	126,731

Loss before income taxes	(1,108,825)	(1,834)	(3,585)	(1,114,243)

Tax expense	–	–	–	–

Net Loss	$(1,108,825)	$(1,834)	$(3,585)	$(1,114,243)

	Three Months Ended March 31, 2022
	Corporate and R&D	IoT Products	IoT Installation Services	Total

Revenue	$–	$40,500	$85,125	$125,625
Revenue – related party	–	31,542	–	31,542
Total revenue	–	72,042	85,125	157,167

Cost of revenue	–	59,409	84,114	143,523

Gross Profit	–	12,633	1,011	13,644

Operating Expenses
Selling expense	–	34,001	4,338	38,339
Compensation – officers and directors	325,665	–	–	325,665
Research and development	561,744	–	–	561,744
Professional fees	360,866	–	–	360,866
General and administrative	261,189	333,907	55,795	650,891
Total Cost and Operating Expenses	1,509,464	367,908	60,133	1,937,505

Loss from Operations	(1,509,464)	(355,275)	(59,122)	(1,923,861)

Other Income (Expense):
Interest income (expense), net	282	(288)	–	(6)
Gain on bargain purchase	–	–	–	–
Unrealized loss on marketable equity securities	–	–	–	–
Realized loss on marketable equity securities	–	–	–	–
Rental income	46,372	–	–	46,372
Other income (expense), net	11,029	–	(2,464)	8,565
Total other income (expense)	57,683	(288)	(2,464)	54,931

Loss before income taxes	(1,451,781)	(355,563)	(61,586)	(1,868,930)

Tax expense	–	–	–	–

Net Loss	$(1,451,781)	$(355,563)	$(61,586)	$(1,868,930)

Note 13 – Business Combination

On January 6, 2023, the Company completed the acquisition of 100% of AT Tech for a purchase price of $1 in cash. The Company’s intangible assets were acquired from AT Tech due to customer relationship. Amortization on the intangible assets was fully amortized during the three months ended March 31, 2023. A bargain purchase gain is recognized when the net assets acquired in a business combination have a higher fair value than the consideration paid. The result of AT Tech’s operations has been included in the condensed consolidated financial statement since that date.

The following table summarizes the purchase consideration and fair value of the assets acquired and liabilities assumed as of January 6, 2023:

Assets:
Accounts receivable	$33,007
Intangible	28,741
Total assets acquired	$61,747

Liabilities:
Accounts payable	$–
Total liabilities assumed	–

Purchase Price	(1)

Total bargain purchase gain	$61,747

As a result of above information that existed as of the acquisition date, the Company recorded a bargain purchase gain of $61,747 during the three months ended March 31, 2023.

The excess of the aggregate net fair value of assets acquired and liabilities assumed over the fair value of consideration transferred as the purchase price has been recorded as a bargain purchase gain. Upon completion of the valuation of the acquired assets, the Company concluded that recording a bargain purchase gain with respect to AT Tech was appropriate and required under U.S. GAAP. The Company believes the seller was motivated to complete the transaction as part of an overall repositioning of its business.

Note 14 – Subsequent Events

On April 5, 2023, the board of directors of the Company approved the Company’s establishment of a share repurchase program (the “Repurchase Program”) authorizing the Company to purchase up to $7 million of the Company’s common stock. Pursuant to the Repurchase Program, the Company may, from time to time, repurchase its common stock in the open market, in privately negotiated transactions or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, in accordance with applicable securities laws and other restrictions. The timing and total amount of any repurchases made under the Repurchase Program will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The authorization expires on April 1, 2025, and may be suspended or discontinued at any time, and does not obligate the company to acquire any amount of common stock.

The Company has evaluated all subsequent events through the date these unaudited condensed consolidated financial statements were issued and determined that there were no other subsequent events or transactions other than this election of director event that require recognition or disclosures in the unaudited condensed consolidated financial statements.

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

For the three months ended March 31, 2023 and 2022, we generated significant amount of our revenue from sales of a broad selection of agricultural sensors and measurement equipment which is our primary business.

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

Currently, our Shenzhen subsidiary unit mainly focuses on product development and commercialization. An important electrode with a “Total Dissolved Solids” (“TDS”) meter design, with applications in all solubility measurements, was completed and approved by our US management team.

Furthermore, our devices and sensors with applications within hydroponics, including (1) pH meter, (2) CO2 meter, (3) dissolved oxygen meter, (4) digital light meter, (5) new (and vastly improved) quantum par meter are under intensive testing and we expect to receive new versions into our US headquarters for management approval in November 2022.

In summary, our entire smart home and hydroponic IoT line are expected to be completed by the end of 2022. Beyond IoT products, as an NIPL (our software platform for interoperability within IoT) derivative product, a complementary office automation software was developed, and we believe the remaining major technical difficulties have been overcome. This specific software was designated to assist in completing financial reports faster, more accurately, and allow ease of update, eliminating the need for increased staffing especially in time sensitive projects. It is designed to save CPAs, auditors, accounting, and/or legal significant of time in preparation of SEC financial reports and other internal financial reporting. Eighty percent (80%) of this software development has been completed and we hope to launch beta versions by the end of 2022.

While we will continue to sell the following products through Hydrofarm. We expect to have upgraded versions of certain of these products to re-introduce new versions after the older version are discontinued:

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

Carbon filter devices. We sell two types of carbon filter devices. These carbon filter devices are professional grade filters specifically designed and used to filter air in greenhouses that might be polluted by fermenting organics. One of these filters can be attached to a centrifugal fan to scrub the air in a constant circle or can be attached to an exhaust line as a single pass filter, which moves air out of the growing area and filters unwanted odors and removes pollens, dust, and other debris in the air. The other filter is designed to be used with fans from 0-6000 C.F.M.

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

Ubiquitor Wireless Universal Sensor Device

We are developing a device we call the Ubiquitor, which replaces the functions of traditional digital measurement and sensing products by integrating many digital sensors and measurement tools into one single digital device. We believe the platform represents a technological advancement in the IoT marketplace by integrating large numbers of technologies, including cloud technology, wired and wireless communication technology, software programming, instrumentation technology, artificial intelligence, PLC, and sensor networking into a single platform. We believe the result of such integration is a smaller, cheaper, and faster circuit system design than those currently offered in the instrumentation market.

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

Our Ubiquitor device is a fully modular system with a universal sensor node and gateway system that uses a computer or mobile device as the output display module responsible for displaying the readings of various sensor nodes. We have completed an initial production run of prototype Ubiquitor devices and intend to proceed into full-scale production. We intend to design the Ubiquitor’s sensor analytics system to integrate event-monitoring, storage and analytics software in a cohesive package that provides a holistic view of the sensor data it is reading. During the development phase, we use generic electronic device casings to house the prototype equipment before final design and manufacturing process.

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

Our patented PLC technology uses an ultra-narrowband spectrum channel of less than 1 KHz to establish a long-distance link between transmitter and receiver. Thus, we believe that our proprietary ultra-narrowband PLC technology will offer a promising alternative to wireless networks and provide the backbone communication infrastructure for IoT devices.

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

Research and Development Efforts of 5G Cellular Technology

Just like our ultra-narrowband technology can be used to reduce noise in powerline communication technology, our internal research suggests that our ultra-narrowband technology can be leveraged to create a type of 5G wireless communication technology that can achieve both low band 5G coverage and an estimated 1 Gbps high band speed. We employ an ultra-narrow spectrum channel (<1KHz) to establish an ultra-long-distance link between the 5G base station and the receiver which reduces noise and interference entering the bandwidth.

For a description of the ultra-narrowband technology and the 5G applications, see “Part I - Item 1. Business, Section 2. “Creating a faster 5G cellular technology by using ultra-narrowband technology” in our 10-K Annual Report filed with the SEC on March 31, 2023.

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

In the fourth quarter of 2021, we hired the law firm of Knobbe Martens, Olson & Bear, LLP to serve as outside intellectual property counsel for the Company. The firm is working on further transferring the Company’s provisional patent applications to formal patent applications which should number 13 according if all proceed according to plan. In addition, Knobbe Martens is also working on further filing four previously unfiled patents during the same timeframe and extending an existing patent application into Europe and Australia. In addition, in May 2022, the Company also engaged Chang & Hale, LLP law firm as suggested by our counsel at Knobbe, Martens, Olsen & Bear, LLP to assist with two new patents, however Knobbe Martens still remains our main IP counsel. The company now has 24 total patents and patent applications in various phases with the US Patent and Trademark Office, with three more provisional patents filed this quarter.

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

Market Potential

We believe universal wireless smart technology will play a critical role for traditional instrument manufacturers, as currently simply the undertaking of an IoT project is too expensive and difficult to develop for medium or smaller companies and carries 75% failure rate according to Cisco Systems1. The cost factor is the first consideration when deciding whether a company wants to develop smart wireless technologies and implement them in their products or use them in their field testing. We also hope to play a role in academic laboratories, particularly with smaller academic laboratories that are sensitive to price. Regarding the larger IoT industry statistics, overall enterprise IoT spending increased to $201 Billion in 2022, an increase of 21.5%. The outlook for growth in 2023 is 18.5% from this large base of enterprise spending2. More specifically, the IoT sensors market is projected to reach $26 Billion by 2026 from $11.1 Billion in 20223. The IoT marketplace size assessments usually include the hardware components and the software components which often contain a Software as a Service (SaaS) model. Additionally, the rising need for reliable high bandwidth communication for IoT devices is expected to rise to $664.75 Billion in 2028, spearheaded by the currently predominant services in the 5G category. We would also expect this market to grow with the addition of new categories of services delivering reliable high bandwidth communication for IoT devices and would cannibalize and expand the existing services where the new services proved to be more effective and efficient.

We also expect our recent growth within our IoT Installation Services segment and acquisition of AT Tech Systems to bolster and complement our AVX Design and Integration and all other related installation businesses of these IoT products. The number of new contracts we have signed thus far in a limited amount of time through the segment is 13 with an average value of $13,355 and a total collection value of $485,618 in signed contracts to date, of which we have already collected $233,801. Additionally, thus far, we have an aggregate $1,041,897 in contracts agreed in principle, of which we expect to be signed and deposits paid. This is compared to our highest AVX revenue for calendar year of $817,233 in 2019, $705,877 for 2020, $252,958 for 2021, and $260,871 for 2022 for the entire calendar year. While statistics regarding the IoT installation sectors are difficult to aggregate given that the work is often are pieced off into various contractor service categories, the residential custom installation market ranges from $5.7B to $12.1B5, and we would expect the commercial and industrial installation markets to be larger than the residential for IoT devices.

Results of Operations

For the three months ended March 31, 2023 compared to the three months ended March 31, 2022

Revenue, cost of revenue and gross profit

Our consolidated gross revenue for the three months ended March 31, 2023 and 2022 was $236,095 and $157,167 respectively, which included revenue from related parties of $0 and $31,542, respectively. Revenue for the three months ended March 31, 2023 increased $78,928 due to sales increase from new acquisition, AT Tech. This increase of revenue was mainly a result of the increase of IoT Installation Services being bolstered by additional resources such as increased headcount.

Cost of revenue for the three months ended March 31, 2023 was $180,744, compared to $143,523 for the three months ended March 31, 2022. While the overall cost of revenue increased, as a percent of revenue, costs went down as a result higher margin contracts for IoT Installation Services being signed. In addition to the increase in revenue, gross profit increase to $55,351 compared to $13,644 three months ended March 31, 2023 and 2022, respectively.

________________________

1 Cisco Systems, Connected Futures, Executive Business Insights, May 2017, The Journey to IOT Value, Challenges, Breakthroughs, and Best Practices, https://www.slideshare.net/CiscoBusinessInsights/journey-to-iot-value-76163389, https://newsroom.cisco.com/c/r/newsroom/en/us/a/y2017/m05/cisco-survey-reveals-close-to-three-fourths-of-iot-projects-are-failing.html

2 IoT Analytics, Market Insights for the Internet of Things, February 7, 2023, Global IoT market size to grow 19% in 2023—IoT shows resilience despite economic downturn, https://iot-analytics.com/iot-market-size/

3 Markets and Markets, IoT Sensors Market by Sensor Type, Network Technology, Vertical, Application, and Geography – Global Forecast -2026, https://www.marketsandmarkets.com/Market-Reports/sensors-iot-market-26520972.html

4 Cision PRNewswire, Research and Markets, Global $664.75 Billion 5G Services Markets to 2028: Rising Need for High Bandwidth to Provide Reliable Communication to IoT Devices is Expected to Boost Overall Market Growth, https://www.prnewswire.com/news-releases/global-664-75-billion-5g-services-markets-to-2028-rising-need-for-high-bandwidth-to-provide-

reliable-communication-to-iot-devices-is-expected-to-boost-overall-market-growth-301432173.html

5 CEPro. How Big is the Custom Installation Market?, February 5, 2018, https://www.cepro.com/news/how_big_is_custom_installation_market/

Operating Expenses

The major components of our cost and operating expenses for the three months ended March 31, 2023 and 2022 are outlined in the table below:

	For the three months ended March 31, 2023	For the three months ended March 31, 2022	Increase (Decrease) $
Selling expense	11,859	38,339	(26,480)
Compensation – officers and directors	307,534	325,665	(18,131)
Research and development	276,481	561,744	(285,263)
Professional fees	257,399	360,866	(103,467)
General and administrative	443,052	650,891	(207,839)
Total operating expenses	$1,296,325	$1,937,505	$(641,180)

Selling expenses for the three months ended March 31, 2023 was $11,859, compared to $38,339 for the three months ended March 31, 2022. Selling expense incurred was mainly from third party advertising fees and marketing related fee. The decrease of selling expense was due to a decrease in advertising fees.

Compensation – officers and directors were $307,534 and $325,665 for the three months ended March 31, 2023 and 2022, respectively.

Research and development costs were $276,481 and $561,744 for the three months ended March 31, 2023 and 2022, respectively. The decrease was due to a decrease in number of research and development employee headcount in the Ontario, California headquarters.

Professional fees were $257,399 during the three months ended March 31, 2023, compared to $360,866 during the three months ended March 31, 2022. The decrease in these professional fees compared to the prior period was due to a decrease in professional legal fees.

General and administrative expenses of $443,052 incurred during the three months ended March 31, 2023 primarily consisted of insurance expense of $107,473, amortization expense of $28,741, payroll tax of $73,067, administrative salaries of $71,956, depreciation expense of $41,798 and rent of $46,080. General and administrative expenses of $650,891 incurred during the three months ended March 31, 2022 primarily consisted of employee compensation of $193,930, insurance expense of $176,915, administrative salaries of $137,162, rent of $75,597 and depreciation expense of $40,163.

Other Income (expense)

Other income of $210,431 incurred during the three months ended March 31, 2023 primarily consisted of interest income of $14,436, gain on bargain purchase of $61,747, unrealized gain on marketable equity securities of $32,570, realized loss on marketable equity securities of $14,901, rental income of $39,952 and other expense of $7,073. Other expenses of $54,931 incurred during the three months ended March 31, 2022 primarily consisted of interest expense of $6, rental income of $46,372 and other income of $8,565.

Net Losses

During the three months ended March 31, 2023 and 2022, we incurred net losses of $1,114,243 and $1,868,930 respectively, due to the factors discussed above.

Liquidity and Capital Resources

Working Capital

	March 31, 2023	December 31, 2022
Current Assets	$2,999,834	$4,807,830
Current Liabilities	(402,448)	(1,387,239)
Working Capital	$2,597,386	$3,420,591

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

	For the three months ended March 31, 2023	For the three months ended March 31, 2022
Net cash used in operating activities	$(838,535)	$(902,283)
Net cash provided by (used in) investing activities	61,824	(31,470)
Net cash used in financing activities	(1,000,000)	–
Effect of exchange rate	3,760	24
Net change in cash	$(1,772,951)	$(933,729)

Cash Flows from Operating Activities

Our net cash outflows from operating activities of $838,535 for the three months ended March 31, 2023 was primarily the result of our net loss of $1,114,243 and changes in our operating assets and liabilities offset by the add-back of non-cash expenses. The change in operating assets and liabilities includes a decrease in accounts receivable of $8,832, a decrease in accounts receivable – related party of $34,507, a decrease in inventories of $13,109, an increase in prepaid expense of $80,511, a decrease in deposit of $8,617, an increase in operating lease right-of-use asset of $16,075, a decrease in accounts payable and accrued liabilities of $20,011, an increase in customer deposit of $98,838, and a decrease in lease liabilities of $50,885. Non-cash expense included add-backs of $5,114 in bad debt expense, $42,041 in depreciation expense, $28,741 in amortization of intangible assets, $14,901 in realized loss on marketable securities, $149,404 in stock-based compensation - shares, and $133,403 in stock option compensation, reduces of $32,570 in unrealized gain on marketable equity securities and $61,747 in gain on bargain purchase.

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

Cash Flows from Investing Activities

For the three months ended March 31, 2023, we had cash inflow from investing activities of $61,824. That was primarily the result from the purchase of property and equipment of $9,920, purchase of marketable securities of $17,690, and proceeds from sales of marketable securities of $89,434. For the three months ended March 31, 2022 we had cash outflow from investing activities of $31,470 from the purchase of property and equipment.

Cash Flows from Financing Activities

For the three months ended March 31, 2023, we had cash outflows of $1,000,000 due to purchase of treasury stock. There were no financing activities for the three months ended March 31, 2022.

Off-Balance Sheet Arrangements

As of March 31, 2023, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation SK.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We were not subject to any new legal proceedings during the three months ended March 31,2023 and there are currently no new legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

ITEM 1A.  RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No shares or common stock were sold during the three months ended March 31, 2023.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three-month periods ended March 31, 2023 or 2022.

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

Focus Universal Inc.

Dated: May 16, 2023	By:	/s/ Desheng Wang Desheng Wang Chief Executive Officer

Dated: May 16, 2023	By:	/s/ Irving H. Kau Irving H. Kau Chief Financial Officer

