Form 10-Q
period 2023-06-30
FOCUS UNIVERSAL INC.
filed 2023-08-14
CIK 1590418

Table of Contents

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-40770

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

As of August 10, 2023, registrant had 64,821,817 shares outstanding of the registrant's common stock at a par value of $0.001 per share.

FORM 10-Q

FOCUS UNIVERSAL INC.

2

PART I.  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to Focus Universal Inc.

ITEM 1.  FINANCIAL STATEMENTS

FOCUS UNIVERSAL INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOCUS UNIVERSAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current Assets:
Cash	$1,358,683	$4,343,426
Accounts receivable, net	101,379	78,313
Accounts receivable – related party	–	34,507
Inventory	88,246	103,772
Prepaid expenses	187,224	142,342
Marketable equity securities	60,694	105,470
Total Current Assets	1,796,226	4,807,830

Property and equipment, net	4,159,503	4,228,630
Operating lease right-of-use assets	236,116	253,336
Deposits	23,545	33,264

Total Assets	$6,215,390	$9,323,060

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$305,345	$267,685
Treasury stock payable	–	1,000,000
Other current liabilities	45,596	6,496
Lease liabilities, current portion	81,203	113,058
Total Current Liabilities	432,144	1,387,239

Non-Current Liabilities:
Lease liabilities, less current portion	131,570	165,952
Other liability	12,335	12,335
Total Non-Current Liabilities	143,905	178,287

Total Liabilities	576,049	1,565,526

Contingencies (Note 12)

Stockholders' Equity:
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 64,771,817 shares issued and outstanding as of June 30, 2023 and 65,296,383 shares issued and outstanding as of December 31, 2022	64,771	65,297
Treasury stock at cost (233,040 shares and 400,000 shares held at June 30, 2023 and December 31, 2022, respectively)	(420,686)	(2,000,000)
Additional paid-in capital	25,967,044	27,514,733
Shares to be issued, common shares	31,400	48,075
Accumulated deficit	(19,996,437)	(17,864,028)
Accumulated other comprehensive loss	(6,751)	(6,543)
Total Stockholders' Equity	5,639,341	7,757,534

Total Liabilities and Stockholders' Equity	$6,215,390	$9,323,060

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOCUS UNIVERSAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$215,391	$62,364	$451,486	$187,989
Revenue - related party	–	2,278	–	33,820
Total Revenue	215,391	64,642	451,486	221,809

Cost of Revenue	149,259	57,776	330,003	201,171

Gross Profit	66,132	6,866	121,483	20,638

Operating Expenses:
Selling expense	63,075	17,548	74,934	55,887
Compensation - officers and directors	253,403	283,625	560,937	604,290
Research and development	342,992	167,361	619,473	729,105
Professional fees	116,565	153,091	373,964	535,207
General and administrative	361,583	590,589	804,635	1,225,358
Total Operating Expenses	1,137,618	1,212,214	2,433,943	3,149,847

Loss from Operations	(1,071,486)	(1,205,348)	(2,312,460)	(3,129,209)

Other Income (Expense):
Interest income (expense), net	16,118	256	30,554	250
Gain on bargain purchase	–	–	61,747	–
Unrealized gain (loss) on marketable equity securities	(5,005)	(74,626)	27,565	(74,626)
Realized gain (loss) on marketable equity securities	652	–	(14,249)	10,281
Rental income	40,341	39,172	80,293	78,342
Other income (expense), net	1,214	179,249	(5,859)	184,735
Total other income, net	53,320	144,051	180,051	198,982

Loss before income taxes	(1,018,166)	(1,061,297)	(2,132,409)	(2,930,227)

Income tax expense	–	–	–	–

Net Loss	$(1,018,166)	$(1,061,297)	$(2,132,409)	$(2,930,227)

Other comprehensive items
Foreign currency translation gain (loss)	(3,883)	(431)	(208)	121

Total comprehensive loss	$(1,022,049)	$(1,061,728)	$(2,132,617)	$(2,930,106)

Weight Average Number of Common Shares Outstanding: Basic and Diluted	65,171,740	65,095,078	55,377,422	64,992,912

Net Loss per common share: Basic and Diluted	$(0.02)	$(0.02)	$(0.04)	$(0.05)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOCUS UNIVERSAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Unaudited)

	Common stock		Treasury Stock	Additional Paid-In	Shares to be issued Common	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
Description	Shares	Amount	at Cost	Capital	Shares	Deficit	Loss	Equity
Balance – March 31, 2023	64,769,490	$64,769	$–	$25,833,643	$12,500	$(18,978,271)	$(2,868)	$6,929,773

Stock based compensation - options	–	–	–	133,403	–	–	–	133,403

Stock based compensation - shares	–	–	–	–	18,900	–	–	18,900

Purchase of treasury stock	–	–	(420,686)	–	–	–	–	(420,686)

Issued stock dividend	2,327	2	–	(2)	–	–	–	–

Other comprehensive income	–	–	–	–	–	–	(3,883)	(3,883)

Net loss	–	–	–	–	–	(1,018,166)	–	(1,018,166)

Balance – June 30, 2023	64,771,817	$64,771	$(420,686)	$25,967,044	$31,400	$(19,996,437)	$(6,751)	$5,639,341

Balance – March 31, 2022*	64,889,612	$64,889	$–	$24,229,820	$2,587,123	$(14,806,021)	$548	$12,146,359

Stock based compensation - options	–	–	–	228,375	–	–	–	228,375

Stock based compensation - shares	–	–	–	–	28,550	–	–	28,550

Common stock to be issued for service	230,664	231	–	1,930,522	(1,930,753)	–	–	–

Other comprehensive income	–	–	–	–	–	–	(431)	(431)

Net loss	–	–	–	–	–	(1,061,297)	–	(1,061,297)

Balance – June 30, 2022	65,120,276	$65,120	$–	$26,458,717	$684,920	$(15,867,318)	$117	$11,341,556

(continued)

	Common stock		Treasury Stock	Additional Paid-In	Shares to be issued Common	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
Description	Shares	Amount	at Cost	Capital	Shares	Deficit	Loss	Equity
Balance – December 31, 2022	65,296,383	$65,297	$(2,000,000)	$27,514,733	$48,075	$(17,864,028)	$(6,543)	$7,757,534

Stock based compensation - options	–	–	–	266,806	–	–	–	266,806

Stock based compensation – cashless exercise options	10,857	10	–	(12)	–	–	–	–

Stock based compensation - shares	62,250	62	–	184,917	(16,675)	–	–	168,304

Purchase of treasury stock	–		(420,686)	–	–	–	–	(420,686)

Retirement of treasury stock	(600,000)	(600)	2,000,000	(1,999,400)	–	–	–	–

Other comprehensive income	–	–	–	–	–	–	(208)	(208)

Issued stock dividend	2,327	2	–	(2)	–	–	–	–

Net loss	–	–	–	–	–	(2,132,409)	–	(2,132,409)

Balance – June 30, 2023	64,771,817	$64,771	$(420,686)	$25,967,044	$31,400	$(19,996,437)	$(6,751)	$5,639,341

Balance – December 31, 2022*	64,889,612	$64,889	$–	$24,071,445	$1,922,753	$(12,937,091)	$(4)	$13,121,992

Stock based compensation - options	–	–	–	456,750	–	–	–	456,750

Stock based compensation - shares	–	–	–	–	692,920	–	–	692,920

Common stock to be issued for service	230,664	231	–	1,930,522	(1,930,753)	–	–	–

Other comprehensive income	–	–	–	–	–	–	121	121

Net loss	–	–	–	–	–	(2,930,227)	–	(2,930,227)

Balance – June 30, 2022*	65,120,276	$65,120	$–	$26,458,717	$684,920	$(15,867,318)	$117	$11,341,556

*Retroactively applied to the stock split

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOCUS UNIVERSAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net Loss	$(2,132,409)	$(2,930,227)
Adjustments to reconcile net loss to net cash from operating activities:
Bad debt expense	4,675	57,147
Inventory fair value net realizable	–	(25,617)
Depreciation expense	84,616	82,063
Amortization of intangible assets	28,741	–
Unrealized (gain) loss on marketable equity securities	(27,565)	74,626
Realized (gain) loss on marketable equity securities	14,249	(10,281)
SBA loan forgiveness	–	(158,547)
Gain on bargain purchase	(61,747)	–
Stock-based compensation – shares	168,304	692,920
Stock option compensation – options	266,806	456,750
Changes in operating assets and liabilities:
Accounts receivable	(27,741)	(47,454)
Accounts receivable - related party	34,507	(73,094)
Inventory	15,526	(7,752)
Other receivable	–	13,057
Prepaid expenses	(46,109)	103,083
Deposit	8,514	(4,008)
Operating lease right-of-use assets	4,983	190,790
Accounts payable and accrued liabilities	73,823	(106,104)
Other current liabilities	39,100	(11,004)
Lease liabilities	(55,012)	(60,576)
Other liabilities	–	14,736
Net cash flows used in operating activities	(1,606,739)	(1,749,492)

Cash flows from investing activities:
Purchase of property and equipment	(17,203)	(39,702)
Purchase of marketable securities	(43,644)	(708,359)
Proceeds from sale of marketable securities	101,736	480,524
Net cash flows provided by (used in) investing activities	40,889	(267,537)

Cash flows from financing activities:
Purchase of treasury stock	(1,420,686)	–
Net cash flows used in financing activities	(1,420,686)	–

Effect of exchange rate	1,793	(1,228)

Net change in cash	(2,984,743)	(2,018,257)

Cash beginning of period	4,343,426	8,678,665

Cash end of period	$1,358,683	$6,660,408

Supplemental cash flow disclosure:
Cash paid for income taxes	$–	$–
Cash paid for interest	$8,407	$6,153

Supplemental disclosure for noncash financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$266,101	$–

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOCUS UNIVERSAL INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(UNAUDITED)

Note 1 – Organization and Operations

Focus Universal Inc. (the “Company”) was incorporated under the laws of the State of Nevada on December 4, 2012. It is a universal smart instrument developer and manufacturer, headquartered in Ontario, California, specializing in the development and commercialization of novel and proprietary universal smart technologies and instruments. Focus Universal Inc. is also a provider of patented hardware and software design technologies for Internet of Things (IoT) and 5G. The Company has developed what it believes are five disruptive patented technology platforms with 26 patents and patents pending in various phases and 8 trademarks pending in various phases to solve what it believes are the major problems facing hardware and software design and production within the industry today. These technologies combined have the potential to reduce costs, product development timelines and energy usage while increasing range, speed, efficiency, and security of the IoT and 5G networks.

The Company has multiple subsidiaries, including Perfecular Inc. (“Perfecular”), Focus Universal (Shenzhen) Technology Company LTD (“Focus Shenzhen”), AVX Design & Integration, Inc. (“AVX,” also doing business as Smart AVX (“Smart AVX”)), Lusher Bioscientific, Inc. (“Lusher”), and AT Tech Systems LLC (“AT Tech Systems”). Perfecular, a wholly owned subsidiary of Focus that was founded in September 2009 and is headquartered in Ontario, California, is engaged in designing digital sensor products and selling a broad selection of horticultural sensors and filters in North America and Europe. AVX, incorporated on June 16, 2000 in the state of California, is an IoT installation and management company specializing in high performance and easy to use audio/video systems, home theaters, lighting control, automation and integration. Services provided by AVX include full integration of houses, apartments, commercial complexes, office spaces with audio, visual and control systems to fully integrate devices in the low voltage field, specializing in high end residential smart IoT install projects in areas throughout the Southern California area. AVX’s services also include partial equipment upgrade and installation. AVX also markets and sells our IoT Products, such as high end LED, live wall panel products and cameras, under the Smart AVX name. Focus set up a branch in Shenzhen China, Focus Shenzhen, to be engaged in IoT research and development, equipment sales, application services, and software development and sales, amongst other activities.

As of January 6, 2023, AT Tech Systems is a subsidiary of Focus specializing in commercial and industrial smart IoT install projects in areas throughout the Southern California area. AT Tech Systems has several clients from medical/dental facilities and commercial and industrial projects, including several with notable manufacturers and wholesalers, and provides clients with integrated network, security, and multimedia design solutions and technology systems.

The Company has completed integration throughout its existing businesses, including key employees serving dual roles with its subsidiaries. For example, Mr. Anthony Tejeda serves as the Company’s director of installation services, as the vice president of operations of AVX, and as chief operating officer of AT Tech Systems.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Focus and its wholly-owned subsidiaries, Perfecular, AVX, Focus Shenzhen, Lusher and AT Tech Systems (collectively, the “Company,” “we,” “our,” or “us”). All intercompany balances and transactions have been eliminated upon consolidation. The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Segment Reporting

The Company currently has three operating segments. First, Focus and Focus Shenzhen collectively operate our “Corporate and R&D” segment, which involves the non-specific financing, executive expense, operations and investor relations of our public entity, and the general shared management and costs across the Company’s subsidiaries that spread across all functional categories and research and development of technology products. Second, Perfecular, AVX (doing business as Smart AVX) and Lusher jointly operate the “IoT Products” segment, which involves the wholesale, marketing, and production of our universal smart instruments and devices in the hydroponic and controlled agriculture segments and of our smart products into the commercial and home automation sectors. And third, AVX (exclusive of the smart IoT Products sales under Smart AVX) and AT Tech Systems cooperatively run our “IoT Installation Services” segment, which handles our IoT installation and management business specializing in high performance and easy to use audio/video systems, home theaters, lighting control, automation, and integration.

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

The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. Significant estimates in the accompanying financial statements include the lease term impacting right-of-use asset with the estimate discount rate and lease liability, useful lives of property and equipment, useful lives of intangible assets, allowance for doubtful accounts, inventory reserves, and the valuation allowance on deferred tax assets. The Company regularly evaluates its estimates and assumptions.

Cash

The Company considers all highly liquid investments with a maturity of three months or less to be cash. At times, such investments may be in excess of Federal Deposit Insurance Corporation (FDIC) insurance limits. As of June 30, 2023 and December 31, 2022, respectively, approximately $781,867 and $3,120,763 of the Company’s cash was not insured by the FDIC. There were no cash equivalents held by the Company as of either June 30, 2023 or December 31, 2022.

Accounts Receivable

The Company grants credit to clients that sell the Company’s products or engage in construction service under credit terms that it believes are customary in the industry and do not require collateral to support customer receivables. The accounts receivable balances are generally collected within 30 to 180 days of the product sale.

Allowance for doubtful accounts

The Company estimates an allowance for doubtful accounts based on historical collection trends and review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. As of June 30, 2023 and December 31, 2022, allowance for doubtful accounts amounted to $227,647 and $222,972, respectively.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company limits its exposure to credit loss by investing its cash with high credit quality financial institutions.

Inventory

Inventory consists primarily of parts and finished goods and is valued at the lower of the inventory’s cost or net realizable value under the first in, first out method (“FIFO Method”). Management compares the cost of inventory with its market value and a fair value adjustment is made to write down inventory to market value, if lower. Inventory fair value adjustments are recorded for obsolete or slow-moving inventory based on assumptions about future demand and marketability of products, the impact of new product introductions and specific identification of items, such as discontinued products. These estimates could vary significantly from actual requirements, for example, if future economic conditions, customer inventory levels or competitive conditions differ from expectations. The Company regularly reviews the value of inventory based on historical usage and estimated future usage. If net realized value of our inventory is less than cost, we make provisions in order to reduce its carrying value to its net realizable value.

Marketable Equity Securities

The Company invests part of its excess treasury cash in equity securities and money market funds according to company treasury and investment policies. Marketable securities represent trading securities bought and held primarily for sale in the near-term to generate income on short-term price differences and are stated at fair value. Realized gains and losses are recognized the fair value differences when the trading securities been sold based on the FIFO Method. Unrealized gains and losses are recognized the fair value differences of unsold trading securities for the period end based on the FIFO Method. Both realized and unrealized gains and losses are recorded in other income (expense).

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

Long-Lived Assets

The Company applies the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that those fair values are reduced for the cost of disposal. Long-term assets of the Company are reviewed when circumstances warrant as to whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. Based on its review at June 30, 2023 and December 31, 2022, the Company believes there was no impairment of its long-lived assets.

Intangible Assets

The Company’s intangible assets were acquired from AT Tech Systems due to customer relationships using the multi-period excess earnings method. These intangible assets were valued based on the AT Tech Systems business acquisition. The value is based on the assessed income expected to be generated from the existing customer list, namely the carry-over of the existing contracts after a careful evaluation of the customer list. Amortization on the intangible assets was computed by the percentage completed for these existing assets and fully amortized as of June 30, 2023.

Treasury stock

Purchases and sales of treasury stock are accounted for using the cost method. Under this method, shares acquired are recorded at the acquisition price directly to the treasury stock account. The Company does not recognize a gain or loss to income from the purchase and sale of treasury stock.

Share-based Compensation

The Company accounts for stock-based compensation to employees in conformity with the provisions of FASB ASC Topic 718, Stock-Based Compensation. Stock-based compensation to employees consist of stock options, grants, and restricted shares that are recognized in the statement of operations based on their fair values at the date of grant.

The measurement of stock-based compensation is subject to periodic adjustments as the underlying equity instruments vest and is recognized as an expense over the period during which services are received.

The Company calculates the fair value of option grants utilizing the Black-Scholes pricing model (see Note 11) and estimates the fair value of the stock based upon the estimated fair value of the common stock. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest.

The resulting stock-based compensation expense for both employee and non-employee awards is generally recognized on a straight- line basis over the requisite service period of the award.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC Topic 480, Distinguishing Liabilities from Equity and FASB ASC Topic 815, Derivatives and Hedging. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The Company calculates the fair value of warrants utilizing the Black-Scholes pricing model. The Company does not have any outstanding warrants as of June 30, 2023 and December 31, 2022, respectively.

Stock Dividends

The Company issued a fifty percent (50%) stock dividend of the Company’s common stock to its shareholders for a stock dividend of one share of common stock for every two shares of common stock held. The Company follows paragraph ASC 505-20-25 in treating its stock dividend as a stock split due to the stock dividend being greater than 25% of the shares then outstanding. On March 23, 2023 and April 3, 2023, the Company issued 21,592,164 stock dividends to its shareholders for a stock dividend of one share of common stock for every two shares of common stock issued and outstanding. The Company also adheres to paragraph ASC 260-10-55-12, wherein it retroactively adjusted its statement of stockholders’ equity for all presented periods to incorporate the alteration in capital structure. The retroactive treatment is based on a fifty percent (50%) stock dividend of the Company’s common stock to its shareholders on March 23, 2023. The Company does not capitalize its retained earnings, and there is no impact to the Company’s overall equity or its total assets.

Fair Value of Financial Instruments

The Company follows paragraph ASC 825-10-50-10 for disclosures about fair value of its financial instruments and paragraph ASC 820-10-35-37 (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in conformity with U.S. GAAP, and expands disclosures about fair value measurements.

To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

•	Level 1: Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

•	Level 2: Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

•	Level 3: Pricing inputs that are generally unobservable inputs and not corroborated by market data.

The following table summarize financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022:

	June 30, 2023 (unaudited)
	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
Assets
Marketable securities:
Stock	$60,694	$–	$–	$60,694
Total assets measured at fair value	$60,694	$–	$–	$60,694

	December 31, 2022
	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
Assets
Marketable securities:
Stock	$105,470	$–	$–	$105,470
Total assets measured at fair value	$105,470	$–	$–	$105,470

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

Comprehensive Income (Loss)

Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income (loss) as these amounts are recorded directly as an adjustment to stockholders’ equity. The Company’s other comprehensive loss for the six months ended June 30, 2023 and for the year ended December 31, 2022 was comprised of foreign currency translation adjustments.

Revenue Recognition

On September 1, 2018, the Company adopted FASB ASC Topic 606, Revenue from Contracts with Customers using the modified retrospective transition approach. The core principle of ASC 606 is that revenue should be recognized in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled for exchange of those goods or services. The Company’s updated accounting policies and related disclosures are set forth below, including the disclosure for disaggregated revenue. The impact of adopting ASC 606 was not material to the unaudited condensed consolidated financial statements.

Revenue from the Company is recognized under ASC 606 in a manner that reasonably reflects the delivery of its services and products to customers in return for expected consideration and includes the following elements:

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

Revenue from our project construction is recognized over time using the percentage-of-completion method under the cost approach. The percentage of completion is determined by estimating stage of work completed. Under this approach, recognized contract revenue equals the total estimated contract revenue multiplied by the percentage of completion. Our construction contracts are unit priced, and an accounts receivable is recorded for amounts invoiced based on actual units produced.

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

Related Parties

The Company follows Section 10 of FASB ASC Topic 850, Related Party Disclosures for the identification of related parties and disclosure of related party transactions. Pursuant to ASC 850-10-20 the related parties include: (a) affiliates of the Company; (b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of ASC 825–10–15, to be accounted for by the equity method by the investing entity; (c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (d) principal owners of the Company; (e) management of the Company; (f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

Commitments and Contingencies

The Company follows Section 20 of FASB ASC Topic 450, Contingencies to report accounting for loss contingencies. Certain conditions may exist as of the date the unaudited condensed consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

Income Tax Provision

The Company accounts for income taxes in accordance with FASB ASC Topic 740, Income Taxes. ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, the Company does not foresee generating taxable income in the near future and utilizing its deferred tax asset, therefore, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

Income taxes are accounted for using the asset and liability method. Deferred income taxes are provided for temporary differences in recognizing certain income, expense and credit items for financial reporting purposes and tax reporting purposes. Such deferred income taxes primarily relate to the difference between the tax basis of assets and liabilities and their financial reporting amounts. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates applicable to the future years in which deferred tax assets or liabilities are expected to be settled or realized. There were no material deferred tax assets or liabilities as of June 30, 2023 and December 31, 2022.

As of June 30, 2023 and December 31, 2022, the Company did not identify any material uncertain tax positions.

Basic and Diluted Net Income (Loss) Per Share

Net income (loss) per share is computed pursuant to Section 10-45 of FASB ASC Topic 260, Earnings Per Share. Basic net income (loss) per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of shares outstanding during the period.

Diluted EPS is computed by dividing net income (loss) by the weighted average number of shares of stock and potentially outstanding shares of stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangements, stock options or warrants.

Due to the net loss incurred by the Company, potentially dilutive instruments would be anti-dilutive. Accordingly, diluted loss per share is the same as basic loss for all periods presented. The following potentially dilutive shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive.

Six Months Ended June 30,	2023	2022
Stock options	457,934	367,787
Total	457,934	367,787

While the EPS treatment was applied in Q2 ended June 30, 2032, the adjustment is also retroactive accordingly.

Reclassification

Certain reclassifications have been made to the unaudited condensed consolidated financial statements for the prior period to the current year’s presentation. Such reclassifications have no effect on net income as previously reported.

Foreign Currency Translation and Transactions

The reporting and functional currency of Focus is the U.S. dollar (USD). The functional currency of Focus Shenzhen is the renminbi (RMB).

For financial reporting purposes, the financial statements of Focus Shenzhen, which are prepared using the RMB, are translated into the USD. Assets and liabilities are translated using the exchange rate on the balance sheet date. Revenue and expenses are translated using average exchange rates prevailing during each reporting period. Stockholders’ equity is translated at historical exchange rates. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive loss in stockholders’ equity.

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

	Average Rate for the Six Months Ended June 30,
	2023 (Unaudited)		2022 (Unaudited)
China Yuan (RMB)	RMB	6.9243	RMB	6.4749
United States Dollar ($)		$1.0000		$1.0000

	Exchange Rate at
	June 30, 2023		December 31, 2022
	(Unaudited)
China Yuan (RMB)	RMB	7.2542	RMB	6.8973
United States Dollar ($)		$1.0000		$1.0000

Going Concern

In August 2014, the FASB issued ASC 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The Company has assessed its ability to continue as a going concern for a period of one year from the date of the issuance of these unconsolidated financial statements. Substantial doubt about the Company’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the Company will be unable to meet its obligations as they become due within one year from the financial statement issuance date. The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern. The Company currently suffered recurring loss from operations, generated negative cash flow from operating activities, has an accumulated deficit and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These conditions raise substantial doubt as to its ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company has a net loss of $2,132,409 and $2,930,227 for the six months ended June 30, 2023 and 2022, respectively. In addition, the Company had an accumulated deficit of $19,996,437 and $17,864,028 as of June 30, 2023 and December 31, 2022, respectively, and negative cash flow from operating activities of $1,606,739 and $1,749,492 for the six months ended June 30, 2023 and 2022, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital. The Company’s consolidated financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company is operating on a going concern basis as of June 30, 2023.

Note 3 – Recent Accounting Pronouncement

In June 2016, the FASB issued ASU No. 2016-13, (Topic 326), Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments which amends the current accounting guidance and requires the use of the new forward-looking “expected loss” model, rather than the “incurred loss” model, which requires all expected losses to be determined based on historical experience, current conditions and reasonable and supportable forecasts. This guidance amends the accounting for credit losses for most financial assets and certain other instruments including trade and other receivables, held-to-maturity debt securities, loans and other instruments. In November 2019, the FASB issued ASU No. 2019-10 to postpone the effective date of ASU No. 2016-13 for public business entities eligible to be smaller reporting companies defined by the Securities and Exchange Commission to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company believes the adoption of ASU No. 2016-13 will not have a material impact on its financial position and results of operations.

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

Note 4 – Inventory

At June 30, 2023 and December 31, 2022, inventory consisted of the following:

	June 30, 2023	December 31, 2022
Parts	$1,051	$3,767
Finished goods	87,195	100,005
Inventory	$88,246	$103,772

Note 5 – Deposits

The deposits balance as of June 30, 2023 amounted to $23,545 for lease agreement and utility deposits and third-party payroll service deposits. The deposits balance as of December 31, 2022 amounted to $33,264 for lease agreement and utility deposits.

Note 6 – Property and Equipment

As of June 30, 2023 and December 31, 2022, property and equipment consisted of the following:

	June 30, 2023	December 31, 2022
Warehouse	$3,789,773	$3,789,773
Land	731,515	731,515
Building improvement	240,256	240,256
Furniture and fixture	38,917	37,785
Equipment	115,061	101,076
Software	1,995	1,995
Total cost	4,917,517	4,902,400
Less accumulated depreciation	(758,014)	(673,770)
Property and equipment, net	$4,159,503	$4,228,630

Depreciation expense for the three months ended June 30, 2023 and 2022 amounted to $42,209 and $41,898, respectively. Depreciation expense for the six months ended June 30, 2023 and 2022 amounted to $84,616 and $82,063, respectively.

Note 7 – Intangible Assets, net

The following table presents the intangible assets balances as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Customer Relationship	$28,741	$–
Less accumulated amortization	(28,741)	–
Intangible assets, net	$–	$–

Note 8 – Related Party Transactions

Revenue generated from Vitashower Corp., a company owned by the Chief Executive Officer’s wife, amounted to $0 and $33,820 for the six months ended June 30, 2023 and 2022, respectively. The accounts receivable balance due from Vitashower Corp. amounted to $0 and $34,507 as of June 30, 2023 and December 31, 2022, respectively.

Note 9 – Business Concentration and Risks

Major customers

Two customers accounted for 32% of the total accounts receivable as of June 30, 2023 and four customers accounted for 11% of the total accounts receivable as of December 31, 2022. Two customers accounted for 37% of the total revenue for the six months ended June 30, 2023 and three customers accounted for 54% of total revenue for the six months ended June 30, 2022.

Major vendors

No major vendor accounted more than 10% of total purchases during the six months ended June 30, 2023. One vendor, Tianjin Guanglee, accounted for 0% of total accounts payable at June 30, 2022; and this vendor accounted for 24% of total purchases during the six months ended June 30, 2022. Of subsequent note, Tianjin Guanglee was once owned by the Chief Executive Officer, as fully disclosed in our annual report in 2017. In 2018, the Chief Executive Officer transferred ownership of the entity to an unrelated third party in a transaction not considered a related party transaction per the relevant guidelines.

Note 10 – Lease

The Company recorded its operating lease expense of $81,069 and $237,045 for the six months ended June 30, 2023 and 2022, respectively. This is included in general and administrative expenses.

On December 7, 2021, Focus Shenzhen entered into a thirty-eight month commercial lease with a third party for an approximately 5,895 square foot office space. The lease commenced on December 25, 2021 and was scheduled to end on February 28, 2025. The monthly rent was RMB70,097 (approximately $9,663) with approximately an 11.1% to 12.5% increase rate in each additional year. The incremental borrowing rate for a lease is the rate of interest the Company would have to pay on a collateralized basis to borrow an amount equal to the lease payments for the asset under similar terms, which is 10%. Lease expense for this lease is recognized on a straight-line basis over the lease term. This lease was terminated on February 22, 2023.

On January 16, 2023, Focus Shenzhen entered into a thirty-six month commercial lease with a third party for an approximately 2,017 square foot office space. The lease commenced on February 1, 2023 and will end on January 31, 2026. The monthly rent is RMB29,974 (approximately $4,132) with approximately an 11.1% to 12.5% increase rate in each additional year. The incremental borrowing rate for a lease is the rate of interest the Company would have to pay on a collateralized basis to borrow an amount equal to the lease payments for the asset under similar terms, which is 10%. Lease expense for this lease is recognized on a straight-line basis over the lease term.

On February 22, 2023, Focus Shenzhen entered into a thirty-six month commercial lease with a third party for an approximately 3,449 square foot office space. The lease commenced on March 31, 2023 and will end on February 28, 2026. The monthly rent is RMB35,246 (approximately $4,859) with approximately an 11.1% to 12.5% increase rate in each additional year. The incremental borrowing rate for a lease is the rate of interest the Company would have to pay on a collateralized basis to borrow an amount equal to the lease payments for the asset under similar terms, which is 10%. Lease expense for this lease is recognized on a straight-line basis over the lease term.

Operating lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. As of June 30, 2023 and December 31, 2022, operating lease right-of-use assets and lease liabilities were as follows:

	June 30, 2023	December 31, 2022
Operating lease right-of-use assets	$266,098	$353,074
Amortization	(29,982)	(99,738)
Operating lease right-of-use assets, net	$236,116	$253,336
Lease liabilities, current portion	$81,203	$113,058
Lease liabilities, less current portion	$131,570	$165,952

Lease term and discount rate:

	June 30, 2023	December 31, 2022
Weighted average remaining lease term
Operating lease	2.58 to 2.75 years	2.17 years
Weighted average discount rate
Operating lease	10%	10%

The minimum future lease payments are as follows:

Amount
Year ending December 31, 2023	$19,834
Year ending December 31, 2024	102,104
Year ending December 31, 2025	111,727
Year ending December 31, 2026	8,264
Total minimum lease payment	241,929
Less: imputed interest	(29,156)
Present value of future minimum lease payments	$212,773

Note 11 – Stockholders’ Equity

Shares authorized

Upon formation, the total number of shares of all classes of stock that the Company is authorized to issue is seventy-five million (75,000,000) shares of common stock, par value $0.001 per share.

Common stock

On March 23, 2023, the Company issued a fifty percent (50%) stock dividend of the Company’s common stock to its shareholders for a stock dividend of one share of common stock for every two shares of common stock held.

During the six months ended June 30, 2023, the Company issued 75,434 shares of common stock.

On January 17, 2023, the Company retired 600,000 shares obtained pursuant to a prior stock repurchase agreement as announced in a current report on October 7, 2022.

On February 13, 2023, the Company issued 62,250 shares to employees based on their Restricted Stock Award Agreements (see Employee compensation).

On February 21, 2023, the Company issued 10,857 shares to one of the prior board members who exercised his options with cashless exercise.

On April 3, 2023, the Company issued 2,327 shares to round up the stock dividend effective on March 23, 2023.

During the six months ended June 30, 2022, the Company issued 230,664 shares of common stock.

On April 4, 2022, the Company issued 181,724 shares of its common stock to Boustead Securities LLC (“Boustead”), which were for the warrants exercised by Boustead on September 7, 2021. The warrants were issued to Boustead in connection with the Company’s initial public offering with an exercise price of $4.16. The shares issued to Boustead were valued at $1,776,044 upon the cashless exercise option of the warrants.

On May 2, 2022, the Company issued 48,940 shares to consultants in exchange for professional services rendered. The shares were valued at $154,709 based on the closing price of the Company’s common stock on the dates that the shares were deemed earned, according to the terms of the related agreements.

As of June 30, 2023 and December 31, 2022, the Company had 64,771,817 shares and 65,296,383 shares of common stock issued and outstanding, respectively.

Treasury stock

On August 10, 2022, the Company entered a stock purchase agreement (the “Stock Purchase Agreement”) with a private shareholder to repurchase 400,000 shares of its common stock for $2,000,000. The private shareholder transferred the shares on October 4, 2022, forming a binding agreement, which the Company placed in treasury; and on October 6, 2022, the Company wired the first $1,000,000 of the purchase price. Subsequently, on July 14, 2023, the Company entered into an amendment to the Stock Purchase Agreement that increased the number of shares of its common stock the Company would purchase to 1,300,000 shares and revised the total purchase price of the shares to $1,965,000 (See Note 14). The remaining $965,000 was paid on July 14, 2023. Upon receipt of the additional 900,000 shares, the Company also placed them in treasury. As of January 17, 2023, the Company retired the initial 400,000 shares and restored them to the status of authorized and unissued shares.

As part of the Company’s repurchase program, during the six months ended June 30, 2023 the Company repurchased 233,040 shares of its common stock for $420,686 and placed them in treasury.

As of June 30, 2023 and December 31, 2022, the Company had 233,040 and 400,000 treasury shares, respectively. The intention of the Company is to retire the additional 900,000 shares obtained pursuant to the amendment to the Stock Purchase Agreement along with the 233,040 shares repurchased during the six months ended June 30, 2023.

Employee stock-based compensation

During the six months ended June 30, 2023, the Company entered into employment contracts with three employees of its engineering staff. These employment contracts contained provisions for a total bonus of restricted stock grants valued at $50,000 based on the share price upon the date of completion of the performance metrics described in the employment contracts. The fair value of the above employee compensation was $11,250 as of June 30, 2023.

On February 11, 2022 (the “Vesting Date”), the Company entered into a restricted stock award agreement (the “Award Agreement”) with eight employees for 280,000 shares of the Company’s common stock subject to the terms and to the fulfillment of the conditions set forth in the Company’s equity incentive plan. The first 20% of the restricted shares were granted and vested on February 11, 2022. An additional 20% of the restricted shares will vest on each anniversary of the Vesting Date until the fourth anniversary of the Vesting Date. There were 41,500 shares granted as of February 13, 2023. The fair value of the above employee compensation was $136,904 as of June 30, 2023.

In November 2021, the Company entered into a one-year employment agreement with the then VP of Finance and Head of Investor Relations of the Company, pursuant to which the Company awarded a 10,000-share bonus consisting of shares of the Company’s common stock, which will be granted in blocks of 2,500 shares for every quarter certain performance metrics are achieved. In November 2022, the Company entered into an amendment agreement to amend the performance metrics and extend the term. As of June 30, 2023, 5,000 shares have vested.

In October 2022, the Company entered into an employee agreement with the CFO of the Company, pursuant to which the Company awarded a 10,000-share bonus consisting of shares of the Company’s common stock, which will be granted in blocks of 2,500 shares every quarter. As of June 30, 2023, 5,000 shares have vested.

During the six months ended June 30, 2023 and 2022, the total employee stock-based compensation amount for all employees in the company, was $168,304 and $692,920, respectively.

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

As of June 30, 2023, there were 615,061 options granted, 457,934 options vested and exercisable, 78,316 options unvested, and 536,249 outstanding stock options.

For the six months ended June 30, 2023 and 2022, the Company’s stock option compensation expenses amounted to $266,806 and $456,750, respectively.

The fair value of the stock options listed above was determined using the Black-Scholes option pricing model with the following assumptions:

December 31, 2022
Risk-free interest rate	4.22%
Expected life of the options	3 years
Expected volatility	42.63%
Expected dividend yield	0%

The following is a summary of the option activity from December 31, 2022 to June 30, 2023:

	Number of Options	Weighted average exercise price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2022	615,061	$5.93	8.04	–
Granted	–	$–	–	–
Exercised	(78,812)	$5.38	–	–
Forfeited or expired	–	$–	–	–
Outstanding at June 30, 2023	536,249	$3.96	7.55	–
Vested as of June 30, 2023	457,934	$4.03	7.54	–
Exercisable at June 30, 2023	457,934	$4.03	7.54	–

Note 12 – Segment reporting

The Company currently has three operating segments. First, Focus and Focus Shenzhen collectively operate our “Corporate and R&D” segment, which involves the non-specific financing, executive expense, operations and investor relations of our public entity, and the general shared management and costs across the Company’s subsidiaries that spread across all functional categories and research and development of technology products. Second, Perfecular, AVX (doing business as Smart AVX) and Lusher jointly operate the “IoT Products” segment, which involves the wholesale, marketing, and production of our universal smart instruments and devices in the hydroponic and controlled agriculture segments and of our smart instruments into the commercial and home automation sectors. And third, AVX (exclusive of the smart IoT Products sales under Smart AVX) and AT Tech Systems cooperatively run our “IoT Installation Services” segment, which handles our IoT installation and management business specializing in high performance and easy to use audio/video systems, home theaters, lighting control, automation, and integration.

	Six Months Ended June 30, 2023
	Corporate and R&D	IoT Products	IoT Installation Services	Total

Revenue	$–	$78,148	$373,338	$451,486
Revenue – related party	–	–	–	–
Total revenue	–	78,148	373,338	451,486

Cost of revenue	–	56,355	273,648	330,003

Gross Profit	–	21,793	99,690	121,483

Operating Expenses
Selling expense	31,462	32,660	10,812	74,934
Compensation – officers and directors	560,937	–	–	560,937
Research and development	619,473	–	–	619,473
Professional fees	373,964	–	–	373,964
General and administrative	704,878	8,378	91,380	804,635
Total Cost and Operating Expenses	2,290,714	41,038	102,192	2,433,943

Loss from Operations	(2,290,714)	(19,245)	(2,501)	(2,312,460)

Other Income (Expense):
Interest income (expense), net	30,591	3	(40)	30,554
Gain on bargain purchase	61,747	–	–	61,747
Unrealized loss on marketable equity securities	27,565	–	–	27,565
Realized loss on marketable equity securities	(14,249)	–	–	(14,249)
Rental income	80,293	–	–	80,293
Other income (expense), net	(4,464)	1,999	(3,394)	(5,859)
Total other income (expense)	181,483	2,002	(3,434)	180,051

Loss before income taxes	(2,109,231)	(17,243)	(5,935)	(2,132,409)

Tax expense	–	–	–	–

Net Loss	$(2,109,231)	$(17,243)	$(5,935)	$(2,132,409)

	Six Months Ended June 30, 2022
	Corporate and R&D	IoT Products	IoT Installation Services	Total

Revenue	$–	$47,650	$140,339	$187,989
Revenue – related party	–	31,542	2,278	33,820
Total revenue	–	79,192	142,617	221,809

Cost of revenue	–	61,310	139,861	201,171

Gross Profit	–	17,882	2,756	20,638

Operating Expenses
Selling expense	–	48,085	7,802	55,887
Compensation – officers and directors	604,290	–	–	604,290
Research and development	729,105	–	–	729,105
Professional fees	535,207	–	–	535,207
General and administrative	970,132	123,108	132,118	1,225,358
Total Cost and Operating Expenses	2,838,734	171,193	139,920	3,149,847

Loss from Operations	(2,838,734)	(153,311)	(137,164)	(3,129,209)

Other Income (Expense):
Interest income (expense), net	490	(288)	48	250
Gain on bargain purchase	–	–	–	–
Unrealized loss on marketable equity securities	(74,626)	–	–	(74,626)
Realized loss on marketable equity securities	10,281	–	–	10,281
Rental income	78,342	–	–	78,342
Other income (expense), net	28,218	160,117	(3,600)	184,735
Total other income (expense)	42,705	159,829	(3,552)	198,982

Loss before income taxes	(2,796,029)	6,518	(140,716)	(2,930,227)

Tax expense	–	–	–	–

Net Loss	$(2,796,029)	$6,518	$(140,716)	$(2,930,227)

Note 13 – Business Combination

On January 6, 2023, the Company completed the business combination of AT Tech Systems for a purchase price of $1 in cash. The Company’s intangible assets were acquired from AT Tech Systems due to customer relationships using the multi-period excess earnings method. Amortization on the intangible assets was fully amortized during the six months ended June 30, 2023. A bargain purchase gain is recognized when the net assets acquired in a business combination have a higher fair value than the consideration paid. The result of AT Tech Systems’ operations has been included in the condensed consolidated financial statement since that date.

The following table summarizes the purchase consideration and fair value of the assets acquired and liabilities assumed as of January 6, 2023:

Assets:
Accounts receivable	$33,007
Intangible assets	28,741
Total assets acquired	$61,747

Liabilities:
Accounts payable	$–
Total liabilities assumed	–

Purchase Price	(1)

Total bargain purchase gain	$61,747

As a result of above information that existed as of the combination date, the Company recorded a bargain purchase gain of $61,747 during the six months ended June 30, 2023.

The excess of the aggregate net fair value of assets acquired and liabilities assumed over the fair value of consideration transferred as the purchase price has been recorded as a bargain purchase gain. Upon completion of the valuation of the acquired assets, the Company concluded that recording a bargain purchase gain with respect to AT Tech Systems was appropriate and required under U.S. GAAP. The Company believes the seller was motivated to complete the transaction as part of an overall repositioning of its business.

Note 14 – Subsequent Events

As described in Note 11 above, on July 14, 2023, the Company entered into an amendment to that certain previous stock purchase agreement wherein the Company agreed to purchase 400,000 shares of its common stock from a single private, non-affiliate for a total purchase price of $2,000,000. The private shareholder transferred the 400,000 shares on October 4, 2022, forming a binding agreement; and on October 6, 2022, the Company wired the first $1,000,000 of the purchase price. While a check for the second $1,000,000 of the purchase price was issued and paid on March 31, 2023, the matter was kept open and direct discussion between the shareholder and the Company continued. As the stock market and the Company share prices continued to fluctuate due to both general market conditions and Company-specific conditions at that point in time, the transaction was not fully completed during the six-month period ended June 30, 2023. Both parties mutually agreed that in fairness to the Company’s shareholders and to benefit the long-term goals of the Company in a number of market-related areas, that an amendment should be negotiated to facilitate growth for the Company in good faith. As a result of these negotiations, the amendment increased the number of shares of its common stock the Company would purchase from two private, non-affiliate shareholders to an aggregate 1,300,000 shares, inclusive of the initial 400,000 shares, and revised the total purchase price of the shares down to an aggregate $1,965,000.

The Company has evaluated all subsequent events through the date these unaudited condensed consolidated financial statements were issued and determined that there were no other subsequent events or transactions that require recognition or disclosures in the unaudited condensed consolidated financial statements.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth herein and in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly the Reports on Form 10-K and Form 10-Q and any Current Reports on Form 8-K.

Narrative Description of the Business

Focus Universal Inc. (the “Company,” “we,” “us,” or “our”) is a Nevada corporation. We believe we have developed five proprietary technologies utilizing our patent portfolio which we believe solve the most fundamental problems plaguing the internet of things (“IoT”) industry through: (1) increasing overall chip integration by shifting integration from the component level to the device level; (2) creating a faster 5G cellular technology by using ultra-narrowband technology; (3) leveraging ultra-narrowband power line communication (“PLC”) technology; (4) proprietary User Interface Machine auto generation technology; and (5) incorporating all our core technologies into a single chip. Our Universal Smart Technology is designed to overcome instrumentation interoperability and interchangeability. The electronic design starts from a 90% completed common foundation we call our universal smart instrumentation platform (“USIP”), instead of the current method of building each stand-alone instrument from scratch. Our method eliminates redundant hardware and software and results in significant cost savings and production efficiency. We believe we have developed software machine auto generation technology to replace the manual software designs which are currently in use and cannot satisfy the exponential growth of future IoT industry demand. Internal testing suggests that our ultra-narrowband PLC technology enables users to send data over existing electrical power cables, establishing a ubiquitous data network without substantial investment for a new dedicated wiring infrastructure. We believe our ultra-narrowband technology is capable of overcoming the noise problems communicating through power lines that have hindered our competitors for over a century. In our view, our wireless communication technology allows for longer-range coverage, is more energy efficient and has much faster data sending speeds than the current 5G technology speeds being used. We also provide sensor devices and are a wholesaler of various air filters and digital, analog, and quantum light meter systems.

For the six months ended June 30, 2023 and 2022, we generated a significant amount of our revenue from sales of a broad selection of agricultural sensors and measurement equipment which is our primary business.

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

As an update to our product line development, we plan to phase out the traditional, lower-margin products and are preparing to launch a new line of products that have been in development for several years. These newer technology products will be released in phases, and we intend that increasing amounts of technology will be layered upon these products. Additionally, we plan to continue to increase our efforts in protecting more intellectual property and have continued to develop technologies for long-term growth. We have developed products in both the controlled agriculture industry and home automation industries. We have existing relationships in both sectors.

We are building a U.S. sales team. The team has already begun marketing our current AVX-branded surveillance camera system (cameras and network video recorders (NVRs)) and indoor and outdoor LED screens.

In our hydroponics segment, our honeycomb activated carbon filter product was issued a patent in October 2022; this product in several different forms is in inventory at our warehouse in Ontario, CA ready for nationwide marketing.

Our products on the home automation front are beginning the production cycle. Of note, smart wall touch light switches, digital control smart wall touch light switches, smart timers, and smart controllers are ready for production. Sourcing of electronic parts for these products is completed, the cost analysis of these products is completed, and most of the tooling for production has been completed.

Currently, our Shenzhen subsidiary mainly focuses on product development and commercialization. An important electrode with a “Total Dissolved Solids” (“TDS”) meter design, with applications in all solubility measurements, was completed and approved by our U.S. management team. The designs of our TDS sensor, carbon dioxide sensor, new quantum PAR sensor and total dissolved oxygen sensors are also completed. Our testing against the state-of-the-art sensors on the market suggests to us that the new sensors are at least as good as the best quality sensors on the market. However, we believe that our sensors are much more cost effective.

The progress in our USIP for the IoT has been smooth, and we have confidence that the first version of our USIP for the IoT can be demonstrated in the first quarter of 2024.

The Focus software machine auto design team has also made significant progress. With mathematical and graphical environments having been created, our team is focusing on developing the 3D user interface machine auto design.

The public reporting automation software is completed and currently undergoing extensive testing. Reports on Forms 10-Q and 10-K are time-consuming, complex processes that require each company’s financial team to gather and translate large amounts of data from multiple sources. The time and expertise required to complete the process is a substantial burden. Meanwhile, SEC reporting deadlines are firm and inflexible. This reality can interfere with other reporting timelines and leave a time-strapped team scrambling for the resources needed to meet all its reporting requirements. We have developed a Microsoft®-based add-on software that aims to streamline and automate the SEC reporting preparation process. We believe the software will significantly simplify the Form 10-Q and Form 10-K preparation processes and make creating, editing and managing documents both simple and accurate. Focus is planning to commercialize this software either in the third or fourth quarter of 2023. A cloud-based version of this software is also under the development.

Focus has received and approved the Ubiquitor’s casing design sample, and tooling for the Ubiquitor’s casing design has begun.

Furthermore, our devices and sensors with applications within hydroponics, including a (1) pH meter, (2) CO2 meter, (3) dissolved oxygen meter, (4) digital light meter, (5) new (and vastly improved) quantum par meter are under intensive testing; and we expect to receive new versions into our U.S. headquarters for management approval.

In summary, our entire smart home and hydroponic IoT lines are expected to be completed by the end of 2023.

Beyond IoT products, as a developer of a Natural Integrated Programming Language (NIPL) derivative product (i.e., our software platform for interoperability within the IoT), we have developed a complementary office automation software product. This specific software was designed to assist in completing financial reports faster, more accurately, and with greater ease of update, thereby eliminating the need for increased staffing especially in time sensitive projects. It is designed to save CPAs, auditors, accounting, and/or legal a significant amount of time in the preparation of SEC financial reports and other internal financial reporting. Eighty percent of this software development has been completed and we hope to launch a beta version of this product.

While we will continue to sell the following products through Hydrofarm, we expect to have upgraded versions of certain of these products to introduce in the event the older versions are discontinued:

Specifically, we sell the following products through Hydrofarm:

Fan speed adjuster device. Designed specifically for centrifugal fans with brushless motors, our adjuster device helps ensure longer life by preventing damage to fan motors by adjusting the speed of centrifugal fans without causing the motor to hum. These devices are rated for 350 watts max, have 120VAC voltage capacity and feature an internal electronic auto-resetting circuit breaker.

Carbon filter devices. We sell two types of carbon filter devices. These carbon filter devices are professional grade filters specifically designed and used to filter the air in greenhouses that might be polluted by fermenting organics. One of these filters can be attached to a centrifugal fan to scrub the air in a constant circle or can be attached to an exhaust line as a single-pass filter, which moves air out of the growing area, filters unwanted odors and removes pollens, dust, and other debris in the air. The other filter is designed to be used with fans from 0-6000 C.F.M.

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

Ubiquitor Wireless Universal Sensor Device

We are developing a device we call the Ubiquitor, which replaces the functions of traditional digital measurement and sensing products by integrating many digital sensors and measurement tools into one single digital device. We believe the platform represents a technological advancement in the IoT marketplace by integrating large numbers of technologies, including cloud technology, wired and wireless communication technology, software programming, instrumentation technology, artificial intelligence, PLC technology, and sensor networking into a single platform. We believe the result of such integration is a smaller, cheaper, and faster circuit system design than those currently offered in the instrumentation market.

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

We have created and assembled prototype models of the Ubiquitor in limited quantities and plan to expand our assembly in 2023. Our prototype Ubiquitor is compatible with standard desktop computers running either Windows OS or MacOS and Android- or iOS-based mobile devices and acts as a conduit that communicates with a group of sensors or probes manufactured by different vendors in a manner that requires the user to have little to no knowledge of their unique specifications. The data readout is displayed on the computer or mobile device display in application software we have created for use with a Windows PC and are creating for use with a Mac. We are designing the application software (the “App”) to have a graphical representation of control and indicator elements common in traditional tangible instruments, such as knobs, buttons, dials, and graphs, etc. Utilizing the Ubiquitor and the App, users and instrument manufacturers will be free to add, remove or change a sensor module for their special industrial or educational application without needing to create their own application software and design their own hardware. Our developers are designing and implementing a soft control touch screen interface that supports real-time data monitoring and facilitates instrument control and operation.

Recently, we have devoted a substantial number of resources to research and development in both the U.S. and China to bring the Ubiquitor and its App to full production and distribution. We anticipate that the sales and marketing involved with bringing the Ubiquitor to market will require us to hire a number of new sales and marketing employees in order to gain traction in the market. We expect to continue this process throughout 2023. We intend to introduce the Ubiquitor in smart home installations to reduce costs and increase functionality, as well as implement the Ubiquitor device in greenhouses and other agricultural warehouses that require regulation of light, humidity, temperature, and other measurable scientific units required to create optimal growing conditions.

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

We believe the Ubiquitor device can connect up to thousands of potential sensor nodes and integrate data using embedded software to display the data and all analytics onto a digital screen (desktop, smartphone or mobile device displays) using a Wi-Fi connection. As disclosed in our patent application, we have already tested up to 256 sensor instrument readouts. Most types of nodes and probes can connect to the hardware. If the sensor size is bigger than the standard probe size, it is possible to simply use a USB cable to connect the probe and the hub. All data and analytics are displayed on a single screen, with tools that record and keep track of all measurements and sort and display analytic information in easy-to-read charts.

The Ubiquitor will be a general platform that collects data in real time, up to 100 Hz per second, and, thus, is intended to be adapted to many industrial uses.

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

Research and Development Efforts of Power Line Communication

Power Line Communication (“PLC”) technology is a communication technology that enables sending data over existing power cables. One advantage of this technology is that PLC does not require substantial new investment for its communications infrastructure. Rather, PLC utilizes existing power lines, thereby forming a distribution network that already penetrates all residential, commercial and industrial premises. Accordingly, connectivity via PLC technology is potentially the most cost-effective, scalable interconnectivity approach for the IoT. We believe PLC technology can be an integral part of our communication infrastructure for the IoT, which enables reliable, real-time measurements, monitoring and control. A large variety of appliances may be interconnected by transmitting data through the same wires that provide electrical energy.

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

We continue to build upon our existing research and development with the intention of inventing an ultra-narrowband PLC technology that attempts to tackle two challenges: (1) overcoming interference caused by electronic noise on the power line system; and (2) bandwidth. Preliminary internal testing suggests that we have achieved significant noise rejection and interference suppression. In our preliminary internal testing, we have been able to increase bandwidth to 4 megabits per second with the potential for more, while simultaneously effectively dealing with electrical noise and interference. Based on the promising results of our internal testing, we have begun designing a proprietary PLC microchip and have set an intended launch date for 2023.

We believe that because residential and commercial structures already include multiple power outlets, the power line infrastructure represents an excellent network to share data among intelligent devices, particularly in the smart home installations that we are currently performing through AVX.

We plan to leverage the communications technology of PLC to enhance the Ubiquitor and make the Ubiquitor a central component of the smart home and gardening systems we are currently developing. The goal would be that our Ubiquitor would be used to send or receive control signals from a smart device and control hundreds of devices in near real time. We intend to apply the same concept to commercial and industrial applications.

On December 23, 2021, Focus Shenzhen was founded as a mainland China office for manufacturing procurement expertise and support research and development activities. Focus Shenzhen is designed to function as a branch office accessing high level ability to source products and build relationships with manufacturers in the region and as a lower cost form of support research and development as engineers are more plentiful in the region. During the second quarter of 2023, this office has continued to grow and increase its headcount to 41 employees. We have added these new employees to the engineering staff, the sales staff, and the marketing and market analysis staff in house to enhance the internal capabilities within the Company.

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

For a description of the ultra-narrowband technology and the 5G applications, see “Part I - Item 1. Business, Section 2. “Creating a faster 5G cellular technology by using ultra-narrowband technology” in our Annual Report on Form 10-K filed with the SEC on March 31, 2023.

Eventually, we hope to establish five divisions to bring our technology together: (1) AVX with new shared distributed smart home products powered by the Ubiquitor; (2) an IT division in software machine design; (3) a Universal Smart Instrumentation division; (4) a PLC technology division; and (5) an IoT division.

Intellectual Property Protection

On November 4, 2016, we filed a U.S. patent application number 15/344,041 with the U.S. Patent and Trademark Office (USPTO). On March 5, 2018, we issued a press release announcing that the USPTO published an Issue Notification for U.S. Patent Application No. 9924295 entitled “Universal Smart Device,” which covers a patent application regarding the Company’s Universal Smart Device. The patent was issued on March 20, 2018.

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

In the fourth quarter of 2021, we hired the law firm of Knobbe, Martens, Olson & Bear, LLP (“Knobbe Martens”) to serve as outside intellectual property counsel for the Company. The firm is working on transferring the Company’s provisional patent applications to formal patent applications, which should number 13 if all proceeds according to plan. In addition, Knobbe Martens is working on filing four previously unfiled patents and extending an existing patent application into Europe and Australia. In addition, in May 2022, the Company engaged Chang & Hale, LLP as suggested by our counsel at Knobbe Martens to assist with two new patents, noting that Knobbe Martens still remains our main IP counsel. The Company now has 28 total patents and patent applications in various phases with the USPTO, with three more provisional patents filed this quarter.

The Company’s patent number 11,488,468 was allowed and subsequently issued on November 1, 2022. The patent is titled “Sensor for Detecting the Proximity of an IEEE 802.11 Protocol Connectable Device.”

Competitors

We have identified several competitors specifically in the wireless sensor node industry, including traditional instruments or device manufacturers. Hach developed and launched the SC1000 Multi-parameter Universal Controller, a probe module for connecting up to 32 digital sensors or analyzers. However, their products are not compatible with smart phones yet; and we believe their price point is still prohibitive to consumers. Monnit Corporation offers a range of wireless and remote sensors. Many of Monnit’s products are web-based wireless sensors that usually are not portable because of their power consumption. Also, the sensors’ real-time updates are slow; and we believe security of the web-based sensor data acquisition may also be a concern. In addition to purchasing the device, consumers usually have to pay monthly fees for using web-based services. We are not trying to compete with traditional instruments or device manufacturers because we utilize our Ubiquitor device in conjunction with our smartphone application, which we believe will be a completely different product category.

IoT Installation Industry

There are several companies that compete with AVX in smart home installations, including Vivint Smart Home, Crestron and Control4. However, we believe we can distinguish ourselves from our competitors by offering a substantially lower price. An installation by Crestron ranges between $20,000 and $100,000 and an installation by Control4 ranges between $20,000 and $40,000. The cheapest competitor we can identify in this sector is Vivint Smart Home, which costs less than $5,000 to install; however, we understand that the Vivint Smart Home focuses on security systems only and that users have no other smart applications, which our smart home product line would include.

Air Filtration Systems and Meter Products Industry

The air filtration system and meter products industry is a niche industry. Air purification methods are an effective way to control contaminants and improve indoor air quality; and as a result, many national and local governments overseeing indoor air quality and other emissions are enacting stricter workforce health and safety regulations in this area, which drives demand.

Market Potential1

We believe universal wireless smart technology will play a critical role for traditional instrument manufacturers, as currently the undertaking of an IoT project is simply too expensive and difficult to develop for medium or smaller companies and carries a 75% failure rate according to Cisco Systems.1 The cost factor is the first consideration when deciding whether a company wants to develop smart wireless technologies and implement them in their products or use them in their field testing. We also hope to play a role in academic laboratories, particularly with smaller academic laboratories that are sensitive to price. Regarding the larger IoT industry statistics, overall enterprise IoT spending increased to $201 billion in 2022, an increase of 21.5%. The outlook for growth in 2023 is 18.5% from this large base of enterprise spending.2 More specifically, the IoT sensors market is projected to reach $26 billion by 2026 from $11.1 billion in 2022.3 The IoT marketplace size assessments usually include the hardware components and the software components, which often contain a Software as a Service (SaaS) model. Additionally, the rising need for reliable high bandwidth communication for IoT devices is expected to rise to $664.75 billion in 2028, spearheaded by the currently predominant services in the 5G category. We would also expect this market to grow with the addition of new categories of services delivering reliable high bandwidth communication for IoT devices and would cannibalize and expand the existing services where the new services proved to be more effective and efficient.

We also expect our recent growth within our IoT Installation Services segment and acquisition of AT Tech Systems to bolster and complement AVX and all other related installation businesses of these IoT products. The number of new contracts we have signed thus far in a limited amount of time through the six months ended June 30, 2023 is 17 with an average value of $32,225 and a total collection value of $547,825 in signed contracts to date, of which we have already collected $281,717. Additionally, thus far, we have an aggregate $1,351,493 in contracts agreed in principle, of which we expect to be signed and deposits paid. This is compared to our highest AVX revenue for a calendar year of $817,233 in 2019, followed by $705,877 in 2020, $252,958 in 2021, and $260,871 in 2022. While statistics regarding the IoT installation sectors are difficult to aggregate given that the work is often are pieced off into various contractor service categories, the residential custom installation market ranges from $5.7 billion to $12.1 billion, and we would expect the commercial and industrial installation markets to be larger than the residential for IoT devices.

Results of Operations

For the three months ended June 30, 2023 compared to the three months ended June 30, 2022

Revenue, cost of revenue and gross profit

	For the three months ended June 30, 2023	For the three months ended June 30, 2022	Increase (Decrease) $
Revenue	$215,391	$62,364	$153,027
Revenue – related party	–	2,278	(2,278)
Total Revenue	215,391	64,642	150,749
Cost of revenue	149,259	57,776	91,483
Gross Profit	$66,132	$6,866	$59,266

Our consolidated gross revenue for the three months ended June 30, 2023 and 2022 was $215,391 and $64,642, respectively, which included revenue from related parties of $0 and $2,278, respectively. Revenue for the three months ended June 30, 2023 increased $150,749 due to a sales increase from our acquisition of AT Tech Systems. This increase of revenue was mainly a result of the increase of IoT Installation Services being bolstered by additional resources such as increased headcount.

________________________

1 Cisco Systems, Connected Futures, Executive Business Insights, May 2017, The Journey to IOT Value, Challenges, Breakthroughs, and Best Practices, https://newsroom.cisco.com/c/r/newsroom/en/us/a/y2017/m05/cisco-survey-reveals-close-to-three-fourths-of-iot-projects-are-failing.html

2 IoT Analytics, Market Insights for the Internet of Things, February 7, 2023, Global IoT market size to grow 19% in 2023—IoT shows resilience despite economic downturn, https://iot-analytics.com/iot-market-size/

3 Markets and Markets, IoT Sensors Market by Sensor Type, Network Technology, Vertical, Application, and Geography – Global Forecast -2026, https://www.marketsandmarkets.com/Market-Reports/sensors-iot-market-26520972.html

4 Cision PRNewswire, Research and Markets, Global $664.75 Billion 5G Services Markets to 2028: Rising Need for High Bandwidth to Provide Reliable Communication to IoT Devices is Expected to Boost Overall Market Growth, https://www.prnewswire.com/news-releases/global-664-75-billion-5g-services-markets-to-2028-rising-need-for-high-bandwidth-to-provide-

reliable-communication-to-iot-devices-is-expected-to-boost-overall-market-growth-301432173.html

Cost of revenue for the three months ended June 30, 2023 was $149,259, compared to $57,776 for the three months ended June 30, 2022. While the overall cost of revenue increased, as a percent of revenue, costs went down as a result of higher margin contracts for IoT Installation Services being signed. In addition to the increase in revenue, gross profit increased to $66,132 for the three months ended June 30, 2023, compared to $6,866 for the three months ended June 30, 2022.

Operating Expenses

The major components of our cost and operating expenses for the three months ended June 30, 2023 and 2022 are outlined in the table below:

	For the three months ended June 30, 2023	For the three months ended June 30, 2022	Increase (Decrease) $
Selling expense	63,075	17,548	45,527
Compensation – officers and directors	253,403	283,625	(30,222)
Research and development	342,992	167,361	175,631
Professional fees	116,565	153,091	(36,526)
General and administrative	361,583	590,589	(229,006)
Total operating expenses	$1,137,618	$1,212,214	$(74,596)

Selling expense for the three months ended June 30, 2023 was $63,075, compared to $17,548 for the three months ended June 30, 2022. Selling expense incurred was mainly from third party advertising fees and marketing related fees. The increase of selling expense was due to an increase in advertising fees and trade show expenses.

Compensation – officers and directors was $253,403 and $283,625 for the three months ended June 30, 2023 and 2022, respectively. The decrease was due to a decrease in the compensation received by the board of directors.

Research and development costs were $342,992 and $167,361 for the three months ended June 30, 2023 and 2022, respectively. The increase was due to an increase in the number of research and development employee headcount in the Ontario, California headquarters and the Shenzhen, China subsidiary.

Professional fees were $116,565 during the three months ended June 30, 2023, compared to $153,091 during the three months ended June 30, 2022. The decrease in these professional fees compared to the prior period was due to a decrease in new transaction-based legal paperwork for the Company (as much of this paperwork was completed earlier) and a decrease in employment litigation legal fees.

General and administrative expenses for the three months ended June 30, 2023 was $361,583, compared to $590,589 for the three months ended June 30, 2022. The major decrease was due to decreases in general and administrative salaries from $178,530 to $76,555 in 2023, a lease expense from $161,448 to $34,989 in 2023, and insurance expense from $81,579 to $66,317 in 2023.

Other Income (expense)

Other income for the three months ended June 30, 2023 was $53,320, compared to $144,051 for the three months ended June 30, 2022. The decrease was due to there being no SBA PPP forgiveness loan in 2023.

Net Losses

During the three months ended June 30, 2023 and 2022, we incurred net losses of $1,018,166 and $1,061,297, respectively, due to the factors discussed above.

For the six months ended June 30, 2023 compared to the six months ended June 30, 2022

Revenue, cost of revenue and gross profit

	For the six months ended June 30, 2023	For the six months ended June 30, 2022	Increase (Decrease) $
Revenue	$451,486	$187,989	$263,497
Revenue – related party	–	33,820	(33,820)
Total Revenue	451,486	221,809	229,677
Cost of revenue	330,003	201,171	128,832
Gross Profit	$121,483	$20,638	$100,845

Our consolidated gross revenue for the six months ended June 30, 2023 and 2022 was $451,486 and $221,809 respectively, which included revenue from related parties of $0 and $33,820, respectively. Revenue for the six months ended June 30, 2023 increased $229,677 due to a sales increase from our acquisition of AT Tech Systems. This increase of revenue was mainly a result of the increase of IoT Installation Services being bolstered by additional resources such as increased headcount.

Cost of revenue for the six months ended June 30, 2023 was $330,003, compared to $201,171 for the six months ended June 30, 2022. While the overall cost of revenue increased, as a percent of revenue, costs went down as a result of higher margin contracts for IoT Installation Services being signed. In addition to the increase in revenue, gross profit increased to $121,483 for the six months ended June 30, 2023, compared to $20,638 for the six months ended June 30, 2022.

Operating Expenses

The major components of our cost and operating expenses for the six months ended June 30, 2023 and 2022 are outlined in the table below:

	For the six months ended June 30, 2023	For the six months ended June 30, 2022	Increase (Decrease) $
Selling expense	$74,934	$55,887	$19,047
Compensation – officers and directors	560,937	604,290	(43,353)
Research and development	619,473	729,105	(109,632)
Professional fees	373,964	535,207	(161,243)
General and administrative	804,635	1,225,358	(420,723)
Total operating expenses	$2,433,943	$3,149,847	$(715,904)

Selling expense for the six months ended June 30, 2023 was $74,934, compared to $55,887 for the six months ended June 30, 2022. Selling expense incurred was mainly from third party advertising fees and marketing related fees. The increase of selling expense was due to an increase in advertising fees and trade show expenses.

Compensation – officers and directors were $560,937 and $604,290 for the six months ended June 30, 2023 and 2022, respectively. The decrease was due to a decrease in the compensation received by the board of directors.

Research and development costs were $619,473 and $729,105 for the six months ended June 30, 2023 and 2022, respectively. The decrease was due to a decrease in the research and development employee restricted stock award amount in the Ontario, California headquarters.

Professional fees were $373,964 during the six months ended June 30, 2023, compared to $535,207 during the six months ended June 30, 2022. The decrease in these professional fees compared to the prior period was due to a decrease in new transaction-based legal paperwork for the Company (as much of this paperwork was completed earlier) and a decrease in employment litigation legal fees.

General and administrative expenses for the six months ended June 30, 2023 was $804,635, compared to $1,225,358 for the six months ended June 30, 2022. The major decrease was due to decreases in general and administrative salaries from $469,934 to $148,511 in 2023, lease expense from $237,045 to $81,069 in 2023, and insurance expense from $258,494 to $167,273 in 2023. The relating decrease was due to the following reasons:

a) Decreased number of general and administrative employees in our headquarters due to outsourcing of work to third parties;

b) Relocated Focus Shenzhen office to lower lease expense; and

c) Obtained better insurance deal from another insurance company.

Other Income (expense)

Other income for the six months ended June 30, 2023 was $180,051, compared to $198,982 for the six months ended June 30, 2022. The major decrease was due to there being no SBA PPP forgiveness loan in 2023 or unrealized gain on marketable equity securities in 2023.

Net Losses

During the six months ended June 30, 2023 and 2022, we incurred net losses of $2,132,409 and $2,930,227, respectively, due to the factors discussed above.

Liquidity and Capital Resources

Working Capital

	June 30, 2023	December 31, 2022
Current Assets	$1,796,226	$4,807,830
Current Liabilities	(432,144)	(1,387,239)
Working Capital	$1,364,082	$3,420,591

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

	For the six months ended June 30, 2023	For the six months ended June 30, 2022
Net cash used in operating activities	$(1,606,739)	$(1,749,492)
Net cash provided by (used in) investing activities	40,889	(267,537)
Net cash used in financing activities	(1,420,686)	–
Effect of exchange rate	1,793	(1,228)
Net change in cash	$(2,984,743)	$(2,018,257)

Cash Flows from Operating Activities

Our net cash outflows from operating activities of $1,606,739 for the six months ended June 30, 2023 was primarily the result of our net loss of $2,132,409 and changes in our operating assets and liabilities offset by the add-back of non-cash expenses. The change in operating assets and liabilities includes an increase in accounts receivable of $27,741, a decrease in accounts receivable – related party of $34,507, a decrease in inventories of $15,526, a decrease in prepaid expense of $46,109, an increase in deposit of $8,514, an increase in operating lease right-of-use asset of $4,983, an increase in accounts payable and accrued liabilities of $73,823, an increase in customer deposit of $39,100, and a decrease in lease liabilities of $55,012. Non-cash expense included add-backs of $4,675 in bad debt expense, $84,616 in depreciation expense, $28,741 in amortization of intangible assets, $14,249 in realized loss on marketable securities, $168,304 in stock-based compensation - shares, and $266,806 in stock option compensation, reductions of $27,565 in unrealized gain on marketable equity securities and $61,747 in gain on bargain purchase.

Our net cash outflows from operating activities of $1,749,492 for the six months ended June 30, 2022 was primarily the result of our net loss of $2,930,227 and changes in our operating assets and liabilities offset by the add-back of non-cash expenses. The change in operating assets and liabilities includes an increase in accounts receivable of $47,454, an increase in accounts receivable – related party of $73,094, an increase in inventories of $7,752, a decrease in other receivables of $13,057, a decrease in prepaid expense of $103,083, an increase in deposit of $4,008, a decrease in operating lease right-of-use asset of $190,790, a decrease in accounts payable and accrued liabilities of $106,104, a decrease in other current liabilities of $17,135, an increase in customer deposit of $6,131, a decrease in lease liabilities of $60,576, and an increase in other liabilities of $14,736. Non-cash expense included add-backs of $57,147 in bad debt expense, $25,617 in reduction of inventory fair value adjustments, $82,063 in depreciation expense, $74,626 in unrealized loss on marketable equity securities, $10,281 in realized gain on marketable securities, $158,547 in gain on forgiveness of debt, $692,920 in stock-based compensation - shares, and $456,750 in stock option compensation.

We expect that cash flows from operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our net revenues and operating results, utilization of new revenue streams, in line with our shifting revenue streams, collection of accounts receivable, and timing of billings and payments.

Cash Flows from Investing Activities

For the six months ended June 30, 2023, we had cash inflow from investing activities of $40,889. That inflow was primarily the result from the purchase of property and equipment of $17,203, purchase of marketable securities of $43,644, and proceeds from sales of marketable securities of $101,736. For the six months ended June 30, 2022, we had cash outflow from investing activities of $267,537. That outflow was primarily the result from the purchase of property and equipment of $39,702, purchase of marketable securities of $708,359, and proceeds from sales of marketable securities of $480,524.

Cash Flows from Financing Activities

For the six months ended June 30, 2023, we had cash outflows of $1,420,686 due to purchase of treasury stock. There were no financing activities for the six months ended June 30, 2022.

Going Concern

In August 2014, the FASB issued ASC 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The Company has assessed its ability to continue as a going concern for a period of one year from the date of the issuance of these unconsolidated financial statements. Substantial doubt about the Company’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the Company will be unable to meet its obligations as they become due within one year from the financial statement issuance date. The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern. The Company currently suffered recurring loss from operations, generated negative cash flow from operating activities, has an accumulated deficit and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These conditions raise substantial doubt as to its ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company has a net loss of $2,132,409 and $2,930,227 for the six months ended June 30, 2023 and 2022, respectively. In addition, the Company had an accumulated deficit of $19,996,437 and $17,864,028 as of June 30,2023 and December 31, 2022, respectively, and negative cash flow from operating activities of $1,606,739 and $1,749,492 for the six months ended June 30, 2023 and 2022, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital. The Company’s consolidated financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company is operating on a going concern basis as of June 30, 2023.

Off-Balance Sheet Arrangements

As of June 30, 2023, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation SK.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We were not subject to any new legal proceedings during the six months ended June 30, 2023; and there are currently no new legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

ITEM 1A.  RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No shares or common stock were sold during the six months ended June 30, 2023.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the six-month periods ended June 30, 2023 or 2022.

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

Focus Universal Inc.

Dated: August 14, 2023	By:	/s/ Desheng Wang Desheng Wang Chief Executive Officer

Dated: August 14, 2023	By:	/s/ Irving H. Kau Irving H. Kau Chief Financial Officer

