Form 10-Q
period 2023-09-30
FOCUS UNIVERSAL INC.
filed 2023-11-17
CIK 1590418

Table of Contents

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2023

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

As of November 14, 2023, registrant had 64,821,817 shares outstanding of the registrant's common stock at a par value of $0.001 per share.

FORM 10-Q

FOCUS UNIVERSAL INC.

2

PART I.  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to Focus Universal Inc.

ITEM 1.  FINANCIAL STATEMENTS

FOCUS UNIVERSAL INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOCUS UNIVERSAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current Assets:
Cash	$1,408,687	$4,343,426
Accounts receivable, net	172,903	78,313
Accounts receivable – related party	–	34,507
Inventory	299,973	103,772
Other receivables	10,000	–
Prepaid expenses	109,941	142,342
Marketable equity securities	39,165	105,470
Total Current Assets	2,040,669	4,807,830

Property and equipment, net	4,119,973	4,228,630
Operating lease right-of-use assets	214,900	253,336
Deposits	23,420	33,264

Total Assets	$6,398,962	$9,323,060

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$285,206	$267,685
Related party loan	1,000,000	–
Treasury stock payable	–	1,000,000
Other current liabilities	40,255	6,496
Lease liabilities, current portion	84,036	113,058
Total Current Liabilities	1,409,497	1,387,239

Non-Current Liabilities:
Lease liabilities, less current portion	122,959	165,952
Other liability	12,335	12,335
Total Non-Current Liabilities	135,294	178,287

Total Liabilities	1,544,791	1,565,526

Contingencies (Note 13)

Stockholders' Equity:
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 64,771,817 and 65,296,383 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	64,771	65,297
Treasury stock at cost (1,183,040 shares and 400,000 shares held at September 30, 2023 and December 31, 2022, respectively)	(385,686)	(2,000,000)
Additional paid-in capital	26,100,446	27,514,733
Shares to be issued, common shares	46,100	48,075
Accumulated deficit	(20,964,470)	(17,864,028)
Accumulated other comprehensive loss	(6,990)	(6,543)
Total Stockholders' Equity	4,854,171	7,757,534

Total Liabilities and Stockholders' Equity	$6,398,962	$9,323,060

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOCUS UNIVERSAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$318,370	$54,686	$769,856	$242,675
Revenue - related party	–	5,968	–	39,788
Total Revenue	318,370	60,654	769,856	282,463

Cost of Revenue	201,394	42,441	531,397	243,004

Gross Profit	116,976	18,213	238,459	39,459

Operating Expenses:
Selling expense	33,636	76,984	108,570	132,871
Compensation - officers and directors	267,002	265,449	827,939	874,739
Research and development	305,872	133,109	925,345	862,214
Professional fees	132,914	150,943	506,878	686,150
General and administrative	407,851	365,694	1,212,486	1,586,660
Total Operating Expenses	1,147,275	992,179	3,581,218	4,142,634

Loss from Operations	(1,030,299)	(973,966)	(3,342,759)	(4,103,175)

Other Income (Expense):
Interest income (expense), net	(3,035)	2,635	27,519	2,885
Gain on bargain purchase	–	–	61,747	–
Unrealized gain (loss) on marketable equity securities	(17,102)	42,101	10,463	(32,525)
Realized gain (loss) on marketable equity securities	12,247	(31,486)	(2,002)	(21,205)
Rental income	40,731	39,172	121,024	117,513
Other income (expense), net	29,425	(20,476)	23,566	164,260
Total other income, net	62,266	31,946	242,317	230,928

Loss before income taxes	(968,033)	(942,020)	(3,100,442)	(3,872,247)

Income tax expense	–	–	–	–

Net Loss	$(968,033)	$(942,020)	$(3,100,442)	$(3,872,247)

Other comprehensive items
Foreign currency translation gain (loss)	(239)	4,596	(447)	121

Total comprehensive loss	$(968,272)	$(937,424)	$(3,100,889)	$(3,872,126)

Weight Average Number of Common Shares Outstanding: Basic and Diluted	65,171,817	65,193,654	58,678,098	65,035,833

Net Loss per common share: Basic and Diluted	$(0.01)	$(0.01)	$(0.05)	$(0.06)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOCUS UNIVERSAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

	Common stock		Treasury Stock	Additional Paid-In	Shares to be issued Common	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
Description	Shares	Amount	at Cost	Capital	Shares	Deficit	Loss	Equity
Balance – June 30, 2023	64,771,817	$64,771	$(420,686)	$25,967,044	$31,400	$(19,996,437)	$(6,751)	$5,639,341

Stock based compensation - options	–	–	–	133,402	–	–	–	133,402

Stock based compensation - shares	–	–	–	–	14,700	–	–	14,700

Amendment stock purchase agreement – treasury stock	–	–	35,000	–	–	–	–	35,000

Other comprehensive income	–	–	–	–	–	–	(239)	(239)

Net loss	–	–	–	–	–	(968,033)	–	(968,033)

Balance – September 30, 2023	64,771,817	$64,771	$(385,686)	$26,100,446	$46,100	$(20,964,470)	$(6,990)	$4,854,171

Balance – June 30, 2022*	65,120,276	$65,120	$–	$26,458,717	$684,920	$(15,867,318)	$117	$11,341,556

Stock based compensation - options	82,347	82	–	195,669	–	–	–	195,751

Stock based compensation - shares	90,750	91	–	642,789	(663,900)	–	–	(21,020)

Purchase of treasury stock	–	–	(2,000,000)	–	–	–	–	(2,000,000)

Other comprehensive income	–	–	–	–	–	–	4,596	4,596

Net loss	–	–	–	–	–	(942,020)	–	(942,020)

Balance – September 30, 2022*	65,293,373	$65,293	$(2,000,000)	$27,297,175	$21,020	$(16,809,338)	$4,713	$8,578,863

(continued)

FOCUS UNIVERSAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

	Common stock		Treasury Stock	Additional Paid-In	Shares to be issued Common	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
Description	Shares	Amount	at Cost	Capital	Shares	Deficit	Loss	Equity
Balance – December 31, 2022*	65,296,383	$65,297	$(2,000,000)	$27,514,733	$48,075	$(17,864,028)	$(6,543)	$7,757,534

Stock based compensation - options	–	–	–	400,208	–	–	–	400,208

Stock based compensation – cashless exercise options	10,857	10	–	(10)	–	–	–	–

Stock based compensation - shares	62,250	62	–	184,917	(1,975)	–	–	183,004

Purchase of treasury stock	–		(420,686)	–	–	–	–	(420,686)

Retirement of treasury stock	(600,000)	(600)	2,000,000	(1,999,400)	–	–	–	–

Amendment stock purchase agreement – treasury stock	–	–	35,000	–	–	–	–	35,000

Other comprehensive income	–	–	–	–	–	–	(447)	(447)

Issued stock dividend	2,327	2	–	(2)	–	–	–	–

Net loss	–	–	–	–	–	(3,100,442)	–	(3,100,442)

Balance – September 30, 2023	64,771,817	$64,771	$(385,686)	$26,100,446	$46,100	$(20,964,470)	$(6,990)	$4,854,171

Balance – December 31, 2021*	64,889,612	$64,889	$–	$24,071,445	$1,922,753	$(12,937,091)	$(4)	$13,121,992

Stock based compensation - options	82,347	82	–	652,419	–	–	–	652,501

Stock based compensation - shares	90,750	91	–	642,789	21,020	–	–	663,900

Purchase of treasury stock	–	–	(2,000,000)	–	–	–	–	(2,000,000)

Common stock issued for this period service	1,337	1	–	7,999	–	–	–	8,000

Common stock issued for prior period service	47,604	48	–	146,661	(146,709)	–	–	–

Common stock issued for cashless exercise of warrants	181,723	182	–	1,775,862	(1,776,044)	–	–	–

Other comprehensive income	–	–	–	–	–	–	4,717	4,717

Net loss	–	–	–	–	–	(3,872,247)	–	(3,872,247)

Balance – September 30, 2022*	65,293,373	$65,293	$(2,000,000)	$27,297,175	$21,020	$(16,809,338)	$4,713	$8,578,863

*Retroactively applied to the stock split

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOCUS UNIVERSAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(3,100,442)	$(3,872,247)
Adjustments to reconcile net loss to net cash from operating activities:
Bad debt expense	6,871	72,108
Inventory fair value net realizable	–	(21,133)
Depreciation expense	127,171	123,908
Amortization of intangible assets	28,741	–
Unrealized (gain) loss on marketable equity securities	(10,463)	32,525
Realized loss on marketable equity securities	2,002	21,205
SBA loan forgiveness	–	(158,547)
Gain on bargain purchase	(61,747)	–
Stock-based compensation – shares	183,004	671,901
Stock-based compensation – options	400,208	652,500
Changes in operating assets and liabilities:
Accounts receivable	(101,461)	(32,257)
Accounts receivable - related party	34,507	(45,413)
Inventory	(196,201)	(5,087)
Other receivables	(10,000)	–
Prepaid expenses	31,811	116,648
Deposit	8,388	1,998
Operating lease right-of-use assets	25,585	226,468
Accounts payable and accrued liabilities	53,709	(120,121)
Other current liabilities	33,759	(17,406)
Lease liabilities	(58,987)	(94,542)
Other liabilities	–	12,335
Net cash flows used in operating activities	(2,603,545)	(2,435,157)

Cash flows from investing activities:
Purchase of property and equipment	(20,294)	(39,193)
Purchase of marketable securities	(144,907)	(768,949)
Proceeds from sale of marketable securities	219,673	630,404
Net cash flows provided by (used in) investing activities	54,472	(177,738)

Cash flows from financing activities:
Proceeds from related party loan	1,000,000	–
Purchase of treasury stock	(1,385,686)	–
Net cash flows used in financing activities	(385,686)	–

Effect of exchange rate	20	(3,352)

Net change in cash	(2,934,739)	(2,616,247)

Cash beginning of period	4,343,426	8,678,665

Cash end of period	$1,408,687	$6,062,418

Supplemental cash flow disclosure:
Cash paid for income taxes	$–	$–
Cash paid for interest	$13,142	$8,794

Supplemental disclosure for noncash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$264,641	$–
Treasury stock payable	$–	$2,000,000
Cashless exercise of options	$41,401	$612,662

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOCUS UNIVERSAL INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

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

On December 23, 2021, Focus Shenzhen was founded as a mainland China office for manufacturing procurement expertise and support research and development activities. Focus Shenzhen is designed to function as a branch office accessing high level ability to source products and build relationships with manufacturers in the region and as a lower cost form of support research and development as engineers are more plentiful in the region. During the third quarter of 2023, this office has continued to grow and increase its headcount to 28 employees. Employees of Focus Shenzhen are added to the engineering staff, the sales staff, and the marketing and market analysis staff in house to enhance the internal capabilities of the Company.

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

Segment Reporting

The Company currently has three operating segments. First, Focus and Focus Shenzhen collectively operate our “Corporate and R&D” segment, which involves the non-specific financing, executive expense, operations and investor relations of our public entity, and the general shared management and costs across the Company’s subsidiaries that spread across all functional categories and research and development of technology products. Second, Perfecular, AVX (doing business as and branded under Smart AVX) and Lusher jointly operate the “IoT Products” segment, which involves the wholesale, marketing, and production of our universal smart instruments and devices in the hydroponic and controlled agriculture segments and of our smart products into the commercial and home automation sectors. And third, AVX (exclusive of the smart IoT Products sales under Smart AVX) and AT Tech Systems cooperatively run our “IoT Installation Services” segment, which handles our IoT installation and management business specializing in high performance and easy to use audio/video systems, home theaters, lighting control, automation, and integration.

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

The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. Significant estimates in the accompanying financial statements include the lease term impacting right-of-use asset with the estimate discount rate and lease liability, useful lives of property and equipment, useful lives of intangible assets, allowance for doubtful accounts, inventory reserves, stock option valuation, share-based compensation, fair value of warrants, and the valuation allowance on deferred tax assets. The Company regularly evaluates its estimates and assumptions.

Cash

The Company considers all highly liquid investments with a maturity of three months or less to be cash. At times, such investments may be in excess of Federal Deposit Insurance Corporation (FDIC) insurance limits. As of September 30, 2023 and December 31, 2022, respectively, approximately $616,174 and $3,120,763 of the Company’s cash was not insured by the FDIC. There were no cash equivalents held by the Company as of either September 30, 2023 or December 31, 2022.

Accounts Receivable

The Company grants credit to clients that sell the Company’s products or engage in construction service under credit terms that it believes are customary in the industry and do not require collateral to support customer receivables. The accounts receivable balances are generally collected within 30 to 180 days of the product sale.

Allowance for Doubtful Accounts

The Company estimates an allowance for doubtful accounts based on historical collection trends and review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. As of September 30, 2023 and December 31, 2022, allowance for doubtful accounts amounted to $229,843 and $222,972, respectively.

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

Long-Lived Assets

The Company applies the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that those fair values are reduced for the cost of disposal. Long-term assets of the Company are reviewed when circumstances warrant as to whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. Based on its review at September 30, 2023 and December 31, 2022, the Company believes there was no impairment of its long-lived assets.

Intangible Assets

The Company’s intangible assets were acquired from AT Tech Systems due to customer relationships using the multi-period excess earnings method. These intangible assets were valued based on the AT Tech Systems business acquisition during January 2023. The value is based on the assessed income expected to be generated from the existing customer list, namely the carry-over of the existing contracts after a careful evaluation of the customer list. Amortization on the intangible assets was computed by the percentage completed for these existing assets and fully amortized as of September 30, 2023.

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

The Company calculates the fair value of option grants utilizing the Black-Scholes pricing model (see Note 12) and estimates the fair value of the stock based upon the estimated fair value of the common stock. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The Company calculates the fair value of warrants utilizing the Black-Scholes pricing model. The Company does not have any outstanding warrants as of September 30, 2023 and December 31, 2022, respectively.

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

The following table summarize financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022:

	September 30, 2023 (unaudited)
	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
Assets
Marketable securities:
Stock	$39,165	$–	$–	$39,165
Total assets measured at fair value	$39,165	$–	$–	$39,165

	December 31, 2022
	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
Assets
Marketable securities:
Stock	$105,470	$–	$–	$105,470
Total assets measured at fair value	$105,470	$–	$–	$105,470

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts receivable, inventory, other receivables, prepaid expenses, deposits, accounts payable, treasury stock payable and accrued expenses, other current liabilities, and customer deposits, approximate their fair value because of the short maturity of those instruments.

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

Comprehensive Income (Loss)

Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income (loss) as these amounts are recorded directly as an adjustment to stockholders’ equity. The Company’s other comprehensive loss for the nine months ended September 30, 2023 and for the year ended December 31, 2022 was comprised of foreign currency translation adjustments.

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

Income taxes are accounted for using the asset and liability method. Deferred income taxes are provided for temporary differences in recognizing certain income, expense and credit items for financial reporting purposes and tax reporting purposes. Such deferred income taxes primarily relate to the difference between the tax basis of assets and liabilities and their financial reporting amounts. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates applicable to the future years in which deferred tax assets or liabilities are expected to be settled or realized. There were no material deferred tax assets or liabilities as of September 30, 2023 and December 31, 2022.

As of September 30, 2023 and December 31, 2022, the Company did not identify any material uncertain tax positions.

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

Nine Months Ended September 30,	2023	2022
Stock options	497,092	305,041
Total	497,092	305,041

While the EPS treatment was applied in the quarter ended September 30, 2023, and a fifty percent stock dividend adjustment on March 23, 2023 is also retroactive accordingly.

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

	Average Rate for the Nine Months Ended September 30,
	2023 (Unaudited)		2022 (Unaudited)
China Yuan (RMB)	RMB	7.2942	RMB	6.5985
United States Dollar ($)		$1.0000		$1.0000

	Exchange Rate at
	September 30, 2023		December 31, 2022
	(Unaudited)
China Yuan (RMB)	RMB	7.0279	RMB	7.1100
United States Dollar ($)		$1.0000		$1.0000

Going Concern

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

The Company has a net loss of $3,100,442 and $3,872,247 for the nine months ended September 30, 2023 and 2022, respectively. In addition, the Company had an accumulated deficit of $20,964,470 and $17,864,028 as of September 30, 2023 and December 31, 2022, respectively, and negative cash flow from operating activities of $2,603,545 and $2,435,157 for the nine months ended September 30, 2023 and 2022, respectively. As noted above, the Company’s ability to continue as a going concern is dependent on its ability to raise additional capital. The Company’s consolidated financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 – Recent Accounting Pronouncement

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, (Topic 326), Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments which amends the current accounting guidance and requires the use of the new forward-looking “expected loss” model, rather than the “incurred loss” model, which requires all expected losses to be determined based on historical experience, current conditions and reasonable and supportable forecasts. This guidance amends the accounting for credit losses for most financial assets and certain other instruments including trade and other receivables, held-to-maturity debt securities, loans and other instruments. In November 2019, the FASB issued ASU No. 2019-10 to postpone the effective date of ASU No. 2016-13 for public business entities eligible to be smaller reporting companies defined by the Securities and Exchange Commission to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company believes the adoption of ASU No. 2016-13 will not have a material impact on its financial position and results of operations.

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

Note 4 – Inventory

At September 30, 2023 and December 31, 2022, inventory consisted of the following:

	September 30, 2023	December 31, 2022
Parts	$1,051	$3,767
Finished goods	298,922	100,005
Inventory	$299,973	$103,772

Note 5 – Deposits

The deposits balance as of September 30, 2023 amounted to $23,420 for lease agreement and utility deposits and third-party payroll service deposits. The deposits balance as of December 31, 2022 amounted to $33,264 for lease agreement and utility deposits.

Note 6 – Property and Equipment

As of September 30, 2023 and December 31, 2022, property and equipment consisted of the following:

	September 30, 2023	December 31, 2022
Warehouse	$3,789,773	$3,789,773
Land	731,515	731,515
Building improvement	240,256	240,256
Furniture and fixture	38,852	37,785
Equipment	118,083	101,076
Software	1,995	1,995
Total cost	4,920,474	4,902,400
Less accumulated depreciation	(800,501)	(673,770)
Property and equipment, net	$4,119,973	$4,228,630

Depreciation expense for the three months ended September 30, 2023 and 2022 amounted to $43,723 and $41,845, respectively. Depreciation expense for the nine months ended September 30, 2023 and 2022 amounted to $127,171 and $123,908, respectively.

Note 7 – Intangible Assets, Net

The following table presents the intangible assets balances as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Customer Relationships	$28,741	$–
Less accumulated amortization	(28,741)	–
Intangible assets, net	$–	$–

Note 8 – Related Party Transactions

Revenue generated from Vitashower Corp., a company owned by the Chief Executive Officer’s wife, amounted to $0 and $33,820 for the nine months ended September 30, 2023 and 2022, respectively. The accounts receivable balance due from Vitashower Corp. amounted to $0 and $34,507 as of September 30, 2023 and December 31, 2022, respectively.

Note 9 – Related Party Loan

On August 3, 2023, the Company submitted a written consent, and the Board approved a loan amount from $1 million to $5 million. On September 7, 2023, the Company entered into a loan agreement with Golden Sunrise Investment LLC in the amount of $1,000,000. This loan is secured against the Company’s property, which serves as collateral, with a net book value of $4.5 million pledged. At the time of entering the loan agreement, Golden Sunrise Investment LLC was owned by two of the Company’s shareholders who collectively owned approximately 19% of the Company’s outstanding shares. The loan has an annual interest rate of 12% and the principal amount has a due date of September 7, 2024. The interest expense amount was $8,333 for the nine months ended September 30, 2023. There was no accrued interest as of September 30, 2023 and the total principal outstanding loan amount was $1,000,000 as of September 30, 2023. As a note, the interest rate increases to 15% as of the due date of loan on any unpaid principal balance outstanding.

Note 10 – Business Concentration and Risks

Major customers

One customer accounted for 46% of the total accounts receivable as of September 30, 2023 and four customers accounted for 11% of the total accounts receivable as of December 31, 2022. One customer accounted for 30% of the total revenue for the nine months ended September 30, 2023, and three customers accounted for 43% of total revenue for the nine months ended September 30, 2022.

Major vendors

No major vendor accounted more than 10% of total purchases during the nine months ended September 30, 2023, One vendor, Tianjin Guanglee, accounted for 0% of total accounts payable at September 30, 2022; and this vendor accounted for 24% of total purchases during the nine months ended September 30, 2022. Of subsequent note, Tianjin Guanglee was once owned by the Chief Executive Officer, as fully disclosed in our annual report in 2017. In 2018, the Chief Executive Officer transferred ownership of the entity to an unrelated third party in a transaction not considered a related party transaction per the relevant guidelines.

Note 11 – Lease

The Company recorded its operating lease expense of $104,156 and $280,311 for the nine months ended September 30, 2023 and 2022, respectively. This is included in general and administrative expenses.

On December 7, 2021, Focus Shenzhen entered into a thirty-eight month commercial lease with a third party for an approximately 5,895 square foot office space. The lease commenced on December 25, 2021 and was scheduled to end on February 28, 2025. The monthly rent was RMB70,097 (approximately $9,610) with approximately an 11.1% to 12.5% increase rate in each additional year. The incremental borrowing rate for a lease is the rate of interest the Company would have to pay on a collateralized basis to borrow an amount equal to the lease payments for the asset under similar terms, which is 10%. Lease expense for this lease is recognized on a straight-line basis over the lease term. This lease was terminated on February 22, 2023.

On January 16, 2023, Focus Shenzhen entered into a thirty-six month commercial lease with a third party for an approximately 2,017 square foot office space. The lease commenced on February 1, 2023 and will end on January 31, 2026. The monthly rent is RMB29,974 (approximately $4,109) with approximately an 11.1% to 12.5% increase rate in each additional year. The incremental borrowing rate for a lease is the rate of interest the Company would have to pay on a collateralized basis to borrow an amount equal to the lease payments for the asset under similar terms, which is 10%. Lease expense for this lease is recognized on a straight-line basis over the lease term.

On February 22, 2023, Focus Shenzhen entered into a thirty-six month commercial lease with a third party for an approximately 3,449 square foot office space. The lease commenced on March 31, 2023 and will end on February 28, 2026. The monthly rent is RMB35,246 (approximately $4,832) with approximately an 11.1% to 12.5% increase rate in each additional year. The incremental borrowing rate for a lease is the rate of interest the Company would have to pay on a collateralized basis to borrow an amount equal to the lease payments for the asset under similar terms, which is 10%. Lease expense for this lease is recognized on a straight-line basis over the lease term.

Operating lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. As of September 30, 2023 and December 31, 2022, operating lease right-of-use assets and lease liabilities were as follows:

	September 30, 2023	December 31, 2022
Operating lease right-of-use assets	$264,650	$353,074
Amortization	(49,750)	(99,738)
Operating lease right-of-use assets, net	$214,900	$253,336
Lease liabilities, current portion	$84,036	$113,058
Lease liabilities, less current portion	$122,959	$165,952

Lease term and discount rate:

	September 30, 2023	December 31, 2022
Weighted average remaining lease term
Operating lease	2.33 to 2.50 years	2.17 years
Weighted average discount rate
Operating lease	10%	10%

The minimum future lease payments are as follows:

Amount
Year ending December 31, 2023	$9,862
Year ending December 31, 2024	101,544
Year ending December 31, 2025	111,114
Year ending December 31, 2026	8,219
Total minimum lease payment	230,739
Less: imputed interest	(23,744)
Present value of future minimum lease payments	$206,995

Note 12 – Stockholders’ Equity

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

During the nine months ended September 30, 2023, the Company issued 75,434 shares of common stock, not including the abovementioned stock dividend.

On January 17, 2023, the Company retired the 400,000 shares (representing 600,000 shares of common stock after a fifty percent stock dividend adjustment on March 23, 2023, and then valued at $2,000,000. The value of $1,965,000 was determined several months later for a total of 1.3 million shares) obtained pursuant to a prior stock repurchase agreement as announced in a current report on October 7, 2022.

On February 13, 2023, the Company issued 62,250 shares (for consideration of $184,979, based on their share price on grant date of $4.03 and $4.27) to employees based on their Restricted Stock Award Agreements (see Employee stock-based compensation below).

On February 21, 2023, the Company issued 10,857 shares (for consideration of $41,401, based on their share price on grant date of $5.72) to a prior board member who exercised his options with cashless exercise.

On April 3, 2023, the Company issued 2,327 shares to round up the stock dividend effective on March 23, 2023.

During the nine months ended September 30, 2022, the Company issued 403,761 shares of common stock.

On April 4, 2022, the Company issued 181,723 shares of its common stock to Boustead Securities LLC (“Boustead”), which were for the warrants exercised by Boustead on September 7, 2021. The warrants were issued to Boustead in connection with the Company’s initial public offering with an exercise price of $4.16. The shares issued to Boustead were valued at $1,776,044 upon the cashless exercise option of the warrants.

On May 2, 2022, the Company issued 48,941 shares to consultants in exchange for professional services rendered. The shares were valued at $154,709 based on the closing price of the Company’s common stock on the dates that the shares were deemed earned, according to the terms of the related agreements.

On August 17, 2022, the Company issued 82,347 shares to two board members who exercised their options. The board members exercised a combined 107,500 options, and the shares were valued at $652,501 upon the cashless exercise option of the options.

On August 22, 2022, the Company issued 90,750 shares (for consideration of $642,789, based on their share price on grant date of $7.44) to employees based on the Restricted Stock Award Agreement (see Employee stock-based compensation).

As of September 30, 2023 and December 31, 2022, the Company had 64,771,817 shares and 65,296,383 shares of common stock issued and outstanding, respectively.

Treasury stock

On August 10, 2022, the Company entered a stock purchase agreement (the “Stock Purchase Agreement”) with a private shareholder to repurchase 400,000 shares (600,000 shares after a fifty percent stock dividend adjustment on March 23, 2023) of its common stock for $2,000,000. The private shareholder transferred the shares on October 4, 2022, forming a binding agreement, which the Company placed in treasury; and on October 6, 2022, the Company wired the first $1,000,000 of the purchase price. Subsequently, on July 14, 2023, the Company entered into an amendment to the Stock Purchase Agreement that increased the number of shares of its common stock the Company would purchase to 1,300,000 shares and revised the total purchase price of the shares to $1,965,000. The remaining $965,000 was paid on July 14, 2023. Upon receipt of the additional 900,000 shares, the Company also placed them in treasury. As of January 17, 2023, the Company retired the initial 400,000 shares (600,000 shares after a fifty percent stock dividend adjustment on March 23, 2023) and restored them to the status of authorized and unissued shares.

As part of the Company’s repurchase program, during the nine months ended September 30, 2023 the Company repurchased 233,040 shares of its common stock for $420,686 in the public market at average price of $1.80 and placed them in treasury.

As of September 30, 2023 and December 31, 2022, the Company had 1,183,040 and 400,000 treasury shares, respectively. The intention of the Company is to retire the additional 900,000 shares obtained pursuant to the amendment to the Stock Purchase Agreement along with the additional 233,040 shares repurchased during the nine months ended September 30, 2023.

Employee stock-based compensation

During the nine months ended September 30, 2023, the Company entered into employment contracts with three employees of its engineering staff. These employment contracts contained provisions for a total bonus of restricted stock grants valued at $50,000 based on the share price upon the date of completion of the performance metrics described in the employment contracts. The fair value of the above employee compensation was $16,250 (approximately 9,931 shares) as of September 30, 2023.

On February 11, 2022 (the “Vesting Date”), the Company entered into a restricted stock award agreement (the “Award Agreement”) with eight employees for 280,000 shares of the Company’s common stock subject to the terms and to the fulfillment of the conditions set forth in the Company’s equity incentive plan. The first 20% of the restricted shares were granted and vested on February 11, 2022. An additional 20% of the restricted shares will vest on each anniversary of the Vesting Date until the fourth anniversary of the Vesting Date. There were 51,000 shares granted as of February 13, 2023. The fair value of the above employee compensation was $136,904 as of September 30, 2023.

In November 2021, the Company entered into a one-year employment agreement with the then VP of Finance and Head of Investor Relations of the Company, pursuant to which the Company awarded a 10,000-share bonus consisting of shares of the Company’s common stock, which will be granted in blocks of 2,500 shares for every quarter certain performance metrics are achieved. The share price will be determined based on the closing price as of the last day of each quarter. Pursuant to the terms of the employment agreement, if the Company determined it was satisfied with the performance of the VP, his position would be promoted to Chief Financial Officer after the one-year anniversary. In November 2022, the Company entered into an amendment agreement to amend the performance metrics and extend the term. As of September 30, 2023, 7,500 shares have vested, collectively valued at $14,925.

In October 2022, the Company entered into an employee agreement with the VP of the Company, pursuant to which the Company awarded a 10,000-share bonus consisting of shares of the Company’s common stock, which will be granted in blocks of 2,500 shares every quarter. As of September 30, 2023, 7,500 shares have vested, collectively valued at $14,925.

During the nine months ended September 30, 2023 and 2022, the total employee stock-based compensation amount for all employees in the company, was $183,004 and $671,901, respectively.

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

As of September 30, 2023, there were 615,063 options granted, 497,092 options vested and exercisable, 39,158 options unvested, and 536,249 outstanding stock options.

For the nine months ended September 30, 2023 and 2022, the Company’s stock option compensation expenses amounted to $400,208 and $652,501, respectively.

The fair value of the stock options listed above was determined using the Black-Scholes option pricing model with the following assumptions:

December 31, 2022
Risk-free interest rate	4.22%
Expected life of the options	3 years
Expected volatility	142.63%
Expected dividend yield	0%

The following is a summary of the option activity from December 31, 2022 to September 30, 2023:

	Number of Options	Weighted average exercise price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2022	615,061	$5.93	8.04	–
Vested at December 31, 2022	458,424	$3.91	7.09	–
Exercisable at December 31, 2022	458,424	$3.91	7.09	–
Granted	–	$–	–	–
Exercised	(78,812)	$5.38	–	–
Forfeited or expired	–	$–	–	–
Outstanding at September 30, 2023	536,249	$3.96	7.55	–
Vested as of September 30, 2023	497,092	$4.05	7.70	–
Exercisable at September 30, 2023	497,092	$4.05	7.70	–

Note 13 – Commitments and Contingencies

In the normal course of business or otherwise, the Company may become involved in legal proceedings. The Company will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees, and other directly related costs expected to be incurred. There were no recorded litigation loss contingencies as of September 30, 2023 and December 31, 2022.

Note 14 – Segment Reporting

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

The following tables summarize the performance of each operating segment of the Company for the three months ended September 30, 2023 and the performance of the IoT Installation Service segment broken out between its residential and commercial services for the same period:

	Three Months Ended September 30, 2023
	Corporate and R&D	IoT Products	IoT Installation Services	Total

Revenue	$–	$97,513	$220,857	$318,370
Revenue – related party	–	–	–	–
Total revenue	–	97,513	220,857	318,370

Cost of revenue	–	47,855	153,539	201,394

Gross Profit	–	49,658	67,318	116,976

Operating Expenses
Selling expense	6,516	18,677	8,443	33,636
Compensation – officers and directors	267,002	–	–	267,002
Research and development	305,872	–	–	305,872
Professional fees	132,914	–	–	132,914
General and administrative	358,631	2,503	46,717	407,851
Total Operating Expenses	1,070,935	21,180	55,160	1,147,275

Income (loss) from Operations	(1,070,935)	28,478	12,158	(1,030,299)

Other Income (Expense):
Interest income (expense), net	(2,956)	1	(80)	(3,035)
Unrealized loss on marketable equity securities	(17,102)	–	–	(17,102)
Realized income on marketable equity securities	12,247	–	–	12,247
Rental income	40,731	–	–	40,731
Other income (expense), net	32,209	(8,255)	5,471	29,425
Total other income (expense)	65,129	(8,254)	5,391	62,266

Income (loss) before income taxes	(1,005,806)	20,224	17,549	(968,033)

Tax expense	–	–	–	–

Net Income (Loss)	$(1,005,806)	$20,224	$17,549	$(968,033)

	Three Months Ended September 30, 2023
	Residential	Commercial	Total IoT Installation Services

Revenue	$23,758	$197,099	$220,857
Revenue – related party	–	–	–
Total revenue	23,758	197,099	220,857

Cost of revenue	45,255	88,815	153,539

Gross Profit	(21,497)	88,815	67,318

Operating Expenses
Selling expense	–	8,443	8,443
General and administrative	3,392	43,325	46,717
Total Operating Expenses	3,392	51,768	55,160

Income (loss) from Operations	(24,899)	37,047	12,158

Other Income (Expense):
Interest income (expense), net	–	(80)	(80)
Other income (expense), net	–	5,471	5,471
Total other income (expense)	–	5,391	5,391

Income (loss) before income taxes	(24,899)	42,438	17,549

Tax expense	–	–	–

Net Income (Loss)	$(24,899)	$42,438	$17,549

The following tables summarize the performance of each operating segment of the Company for the three months ended September 30, 2022 and the performance of the IoT Installation Service segment broken out between its residential and commercial services for the same period:

	Three Months Ended September 30, 2022
	Corporate and R&D	IoT Products	IoT Installation Services	Total

Revenue	$–	$1,444	$53,242	$54,686
Revenue – related party	–	–	5,968	5,968
Total revenue	–	1,444	59,210	60,654

Cost of revenue	–	10,167	32,274	42,441

Gross Profit	–	(8,723)	26,936	18,213

Operating Expenses
Selling expense	75,032	–	1,952	76,984
Compensation – officers and directors	265,449	–	–	265,449
Research and development	133,109	–	–	133,109
Professional fees	150,943	–	–	150,943
General and administrative	230,001	76,129	59,564	365,694
Total Operating Expenses	854,534	76,129	61,516	992,179

Loss from Operations	(854,534)	(84,852)	(34,580)	(973,966)

Other Income (Expense):
Interest income (expense), net	363	–	2,272	2,635
Unrealized income on marketable equity securities	42,101	–	–	42,101
Realized loss on marketable equity securities	(31,486)	–	–	(31,486)
Rental income	39,172	–	–	39,172
Other income (expense), net	144,547	(160,117)	(4,906)	(20,476)
Total other income (expense)	194,697	(160,117)	(2,634)	31,946

Loss before income taxes	(659,837)	(244,969)	(37,214)	(942,020)

Tax expense	–	–	–	–

Net Loss	$(659,837)	$(244,969)	$(37,214)	$(942,020)

	Three Months Ended September 30, 2022
	Residential	Commercial	Total IoT Installation Services

Revenue	$53,242	$–	$53,242
Revenue – related party	5,968	–	5,968
Total revenue	59,210	–	59,210

Cost of revenue	32,274	–	32,274

Gross Profit	26,936	–	26,936

Operating Expenses
Selling expense	1,952	–	1,952
General and administrative	59,564	–	59,564
Total Operating Expenses	61,516	–	61,516

Loss from Operations	(34,580)	–	(34,580)

Other Income (Expense):
Interest income (expense), net	2,272	–	2,272
Other income (expense), net	(4,906)	–	(4,906)
Total other income (expense)	(2,634)	–	(2,634)

Loss before income taxes	(37,214)	–	(37,214)

Tax expense	–	–	–

Net Loss	$(37,214)	$–	$(37,214)

The following tables summarize the performance of each operating segment of the Company for the nine months ended September 30, 2023 and the performance of the IoT Installation Service segment broken out between its residential and commercial services for the same period:

	Nine Months Ended September 30, 2023
	Corporate and R&D	IoT Products	IoT Installation Services	Total

Revenue	$–	$175,661	$594,195	$769,856
Revenue – related party	–	–	–	–
Total revenue	–	175,661	594,195	769,856

Cost of revenue	–	104,210	427,187	531,397

Gross Profit	–	71,451	167,008	238,459

Operating Expenses
Selling expense	37,978	51,337	19,255	108,570
Compensation – officers and directors	827,939	–	–	827,939
Research and development	925,345	–	–	925,345
Professional fees	506,878	–	–	506,878
General and administrative	1,063,509	10,881	138,096	1,212,486
Total Operating Expenses	3,361,649	62,218	157,351	3,581,218

Income (loss) from Operations	(3,361,649)	9,233	9,657	(3,342,759)

Other Income (Expense):
Interest income (expense), net	27,635	4	(120)	27,519
Gain on bargain purchase	61,747	–	–	61,747
Unrealized income on marketable equity securities	10,463	–	–	10,463
Realized loss on marketable equity securities	(2,002)	–	–	(2,002)
Rental income	121,024	–	–	121,024
Other income (expense), net	27,745	(6,256)	2,077	23,566
Total other income (expense)	246,612	(6,252)	1,957	242,317

Income (loss) before income taxes	(3,115,037)	2,981	11,614	(3,100,442)

Tax expense	–	–	–	–

Net Income (loss)	$(3,115,037)	$2,981	$11,614	$(3,100,442)

	Nine Months Ended September 30, 2023
	Residential	Commercial	IoT Installation Services

Revenue	$152,928	$441,267	$594,195
Revenue – related party	–	–	–
Total revenue	152,928	441,267	594,195

Cost of revenue	116,040	311,147	427,187

Gross Profit	36,888	130,120	167,008

Operating Expenses
Selling expense	–	19,255	19,255
Compensation – officers and directors	–	–	–
Research and development	–	–	–
Professional fees	–	–	–
General and administrative	37,345	100,751	138,096
Total Operating Expenses	37,345	120,006	157,351

Income (loss) from Operations	(457)	10,114	9,657

Other Income (Expense):
Interest income (expense), net	–	(120)	(120)
Other income (expense), net	–	2,077	2,077
Total other income (expense)	–	1,957	1,957

Income (loss) before income taxes	(457)	12,071	11,614

Tax expense	–	–	–

Net Income (loss)	$(457)	$12,071	$11,614

The following tables summarize the performance of each operating segment of the Company for the nine months ended September 30, 2022 and the performance of the IoT Installation Service segment broken out between its residential and commercial services for the same period:

	Nine Months Ended September 30, 2022
	Corporate and R&D	IoT Products	IoT Installation Services	Total

Revenue	$–	$49,094	$193,581	$242,675
Revenue – related party	–	31,542	8,246	39,788
Total revenue	–	80,636	201,827	282,463

Cost of revenue	–	70,869	172,135	243,004

Gross Profit	–	9,767	29,692	39,459

Operating Expenses
Selling expense	123,117	–	9,754	132,871
Compensation – officers and directors	874,739	–	–	874,739
Research and development	862,214	–	–	862,214
Professional fees	686,150	–	–	686,150
General and administrative	1,393,703	1,275	191,682	1,586,660
Total Operating Expenses	3,939,923	1,275	201,436	4,142,634

Income (loss) from Operations	(3,939,923)	8,492	(171,744)	(4,103,175)

Other Income (Expense):
Interest income (expense), net	853	(288)	2320	2,885
Gain on bargain purchase	–	–	–	–
Unrealized loss on marketable equity securities	(32,525)	–	–	(32,525)
Realized loss on marketable equity securities	(21,205)	–	–	(21,205)
Rental income	117,513	–	–	117,513
Other income (expense), net	172,766	–	(8,506)	164,260
Total other income (expense)	237,402	(288)	(6,186)	230,928

Income (loss) before income taxes	(3,702,521)	8,204	(177,930)	(3,872,247)

Tax expense	–	–	–	–

Net Income (loss)	$(3,702,521)	$8,204	$(177,930)	$(3,872,247)

	Nine Months Ended September 30, 2022
	Residential	Commercial	Total IoT Installation Services

Revenue	$193,581	$–	$193,581
Revenue – related party	8,246	–	8,246
Total revenue	201,827	–	201,827

Cost of revenue	172,135	–	172,135

Gross Profit	29,692	–	29,692

Operating Expenses
Selling expense	9,754	–	9,754
General and administrative	191,682	–	191,682
Total Operating Expenses	201,436	–	201,436

Loss from Operations	(171,744)	–	(171,744)

Other Income (Expense):
Interest income (expense), net	2,320	–	2,320
Other income (expense), net	(8,506)	–	(8,506)
Total other income (expense)	(6,186)	–	(6,186)

Loss before income taxes	(177,930)	–	(177,930)

Tax expense	–	–	–

Net Loss	$(177,930)	$–	$(177,930)

The following table summarizes the total assets of each operating segment of the Company as of September 30, 2023:

	September 30, 2023
	Corporate and R&D	IoT Products	IoT Installation Services	Total

Total Assets	$5,732,129	$178,682	$488,151	$6,398,962

The following table summarizes the total assets of each operating segment of the Company as of December 31, 2022:

	December 31, 2022
	Corporate and R&D	IoT Products	IoT Installation Services	Total

Total Assets	$8,977,993	$257,413	$87,654	$9,323,060

Note 15 – Business Combination

On January 6, 2023, the Company completed the business combination of AT Tech Systems for a purchase price of $1 in cash. The Company’s intangible assets were acquired from AT Tech Systems due to customer relationships using the multi-period excess earnings method. Amortization on the intangible assets was fully amortized during the nine months ended September 30, 2023. A bargain purchase gain is recognized when the net assets acquired in a business combination have a higher fair value than the consideration paid. The result of AT Tech Systems’ operations has been included in the condensed consolidated financial statement since that date.

The following table summarizes the purchase consideration and fair value of the assets acquired and liabilities assumed as of January 6, 2023:

Assets:
Accounts receivable	$33,007
Intangible assets	28,741
Total assets acquired	$61,747

Liabilities:
Accounts payable	$–
Total liabilities assumed	–

Purchase Price	(1)

Total bargain purchase gain	$61,747

As a result of above information that existed as of the combination date, the Company recorded a bargain purchase gain of $61,747 during the nine months ended September 30, 2023.

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

Note 16– Subsequent Events

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

For the nine months ended September 30, 2023 and 2022, we generated a significant amount of our revenue from sales of a broad selection of agricultural sensors and measurement equipment which is our primary business.

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

In an effort to continually develop our product lines, we plan to phase out the traditional, lower-margin products and are preparing to launch a new line of products that have been in development for several years. These newer technology products will be released in phases, and we intend that increasing amounts of technology will be layered upon these products. Additionally, we plan to continue to increase our efforts in protecting more intellectual property and have continued to develop technologies for long-term growth. We have developed products in both the controlled agriculture industry and home automation industries, taking advantage of our existing relationships in both sectors.

We are building a U.S. sales team to market our product lines. The team has already begun marketing our current Smart AVX-branded large format multimedia touch screens, surveillance camera system (cameras and network video recorders (NVRs)), indoor and outdoor LED screens, and Focus Universal-branded VOIP phone service systems.

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

The progress in our USIP for the IoT has been smooth, and we have confidence that the first version of our USIP for the IoT is now ready for public demonstration. The Company has announced that it will reveal its Ubiquitor products at the 12th Annual MJBizCon being held from November 28 through December 1, 2023 at the Las Vegas Convention Center and at the 2024 Annual Conference & California School Business Expo being held from April 7 through April 10, 2024 at the Palm Springs Convention Center in California.

The Focus software machine auto design team has also made significant progress. With mathematical and graphical environments having been created, our team is focusing on developing the 3D user interface machine auto design.

Our public reporting automation software is completed and currently undergoing extensive testing. Reports on Forms 10-Q and 10-K are time-consuming, complex processes that require each company’s financial team to gather and translate large amounts of data from multiple sources. The time and expertise required to complete the process is a substantial burden. Meanwhile, SEC reporting deadlines are firm and inflexible. This reality can interfere with other reporting timelines and leave a time-strapped team scrambling for the resources needed to meet all its reporting requirements. We have developed a Microsoft®-based add-on software that aims to streamline and automate the SEC reporting preparation process. We believe the software will significantly simplify the Form 10-Q and Form 10-K preparation processes and make creating, editing and managing documents both simple and accurate. Focus is planning to commercialize this software either in the fourth quarter of 2023 or the first quarter of 2024. A cloud-based version of this software is also under the development.

In 2023, Focus Universal Inc., through its Smart AVX subsidiary, received a Best of Show industry award for its Flexible Transparent Film Display during InfoComm 2023. InfoComm is North America's largest technology exhibition and conference focused on the professional audiovisual industry. The exhibition is produced by the Audiovisual and Integrated Experience Association (AVIXA) and currently ranks as a top 30 largest trade show in the United States by Trade Show Executive.

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

Ubiquitor Wireless Universal Sensor Device

We have developed a device we call the Ubiquitor, which replaces the functions of traditional digital measurement and sensing products by integrating many digital sensors and measurement tools into one single digital device. We believe the platform represents a technological advancement in the IoT marketplace by integrating large numbers of technologies, including cloud technology, wired and wireless communication technology, software programming, instrumentation technology, artificial intelligence, PLC technology, and sensor networking into a single platform. We believe the result of such integration is a smaller, cheaper, and faster circuit system design than those currently offered in the instrumentation market.

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

Recently, we have devoted a substantial number of resources to research and development in both the U.S. and China to bring the Ubiquitor and its App to full production and distribution. We anticipate that the sales and marketing involved with bringing the Ubiquitor to market will require us to hire a number of new sales and marketing employees in order to gain traction in the market. We expect this to be a continual process. We intend to introduce the Ubiquitor in smart home installations to reduce costs and increase functionality, as well as implement the Ubiquitor device in greenhouses and other agricultural warehouses that require regulation of light, humidity, temperature, and other measurable scientific units required to create optimal growing conditions.

Our universal smart development protocol focuses not only on the design of the hardware and software modules but also on the design of the overall universal smart instruments system, guided by the principles of structure, universality, and modularity. As mentioned, we believe we address the core and fundamental issues facing the IoT marketplace.

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

We have not yet started research and development of a second generation Ubiquitor device, but once we demonstrate the market for this product, we intend to begin such research and development. Accordingly, our current research and development is focused on concepts we can implement in the current first generation Ubiquitor device.

Additional Focus Universal Inc. IoT Products under Smart AVX. Focus Universal Inc. is integrating its own Smart AVX- branded IoT equipment to connect devices across platform systems and to facilitate unified collaboration across audiovisual technologies, digital media technologies, security and surveillance technologies and communication technologies. This approach allows the Company to service its customers for ease of use, design and integration, and installation and maintenance by utilizing technology that integrates our five core technologies.

We have integrated our branded products across the following strategic sub-sectors: LED Audio-visual Panel Products, large format Smart Multimedia Touch Screens, Pan Tilt Zoom (“PTZ”) Dome Cameras and Network Video Recorders (“NVRs”), and VOIP Phone Services.

1.	LED Audio-visual Panel Products. LED panel digital displays have become an integral and modern-day solution that address the communication and display demands of the residential and commercial customer base. Due to the flexible configuration of the LED panels, the modular design that enables the ability to incorporate a design into any size space, the flexibility of the standard size panels to accommodate curvature in the design space, the ability to address transparency in the panel displays and create new areas for delivering media to the public, our LED panel digital displays allow us to easily adapt our display design to spaces of any size and shape, making any customer space a customizable output and connected piece within a system. The option to create full size screens in any space, while addressing any environmental demands, allows us to use state-of-the-art media resulting in immersive, three-dimensional, captivating content delivery within any system.

2.	Large Format Smart Multimedia Touch Screens. Smart AVX-branded large format touch screens deliver interactive solutions for a wide variety of industries and applications, including education, healthcare, commercial, residential and government applications. While interacting with a touch display is commonplace in public-consumer spaces, Focus Universal Inc. integrates large format Smart touch screens in small business, commercial applications such as dental offices and other business scenarios. These market applications continue to be underserved with touch-enabled devices, and our install engineers and design staff can customize solutions for unique business commercial application projects. The Company, through the Smart AVX brand, offers a myriad of customized choices and a long list of options within the current touch screen technology in a refined product. Our products allow future integration of our core platform technologies, such as the LED digital displays, the Ubiquitor, PTZ Dome Cameras and VOIP Phone Systems, allowing for pinch, zoom, scrolling, and videoconferencing within the touch screen format.

3.	Pan Tilt Zoom (PTZ) Dome Cameras and Network Video Recorders (NVRs). Pan Tilt Zoom (PTZ) Dome Cameras and Network Video Recorders (NVRs). Dome security cameras are easily recognizable for their circular, dome encasing. Smart AVX-branded dome surveillance cameras are highly versatile and can be used in both indoor and outdoor environments, providing wide coverage for nearly any use condition. Smart AVX-branded dome security cameras have a vandal-proof dome casing, an infrared camera for night vision capabilities, and a sturdy metal base to protect against damage or tampering, making the cameras an integrated solution for reliable surveillance in many use conditions. The cameras are PTZ, meaning that they are built with mechanical parts that allow for swiveling left to right, tilting up and down, and zooming in and out of a scene. They’re typically used to monitor wide open areas requiring a 180- or 360-degree view and are often deployed in guard stations where personnel can operate them through a remote controller. Depending on the camera or software, they can also be set to automatically follow motion-triggered activity to a pre-set schedule. PTZ cameras are generally implemented in tandem with a large surveillance system, in which the PTZ tracks movement while a fixed camera takes detailed shots.

4.	VOIP Phone Services. Voice over Internet Protocol (VoIP), also called IP telephony, is a method and group of technologies for voice calls for the delivery of voice communication sessions over Internet Protocol (IP) networks, such as the Internet. Focus Universal Inc. plans to provide daily use VOIP services in an integrated fashion to the existing commercial customer base, allowing for extensive usage in small business, commercial applications such as dental offices and other business scenarios.

Focus Universal Corporate Services

Financial reporting is the process by which an organization communicates its financial performance to management, investors, creditors, and regulators. Companies routinely file financial reports, such as an annual report on Form 10-K and the financial statements included therein, to give a comprehensive view of the financial health of the organization to regulators and company stakeholders. These financial reports also keep investors aware of a company’s financial condition, allowing them to have the information they need before making an investment decision.

An annual report on Form 10-K is a comprehensive report filed annually by a publicly traded company detailing its financial performance. The annual report on Form 10-K contains more detail than the company’s annual report sent to its shareholders. Some of the information a company is required to document in the report on Form 10-K includes its history, organizational structure, financial statements, earnings per share, subsidiaries, executive compensation, and other relevant data.

The quarterly report on Form 10-Q is a comprehensive report of a company’s quarterly performance that must be submitted by all public companies to the SEC. The quarterly report on Form 10-Q is generally submitted with unaudited financial statements. In the quarterly report, companies are required to disclose additional relevant information regarding their financial position. These requirements generally include providing condensed financial statements, a management discussion and analysis on the financial condition of the company, and disclosures regarding market risk and internal controls.

It is critical that companies and their accountants and auditors understand all aspects and requirements of these periodic reports on Forms 10-K and 10-Q, including an understanding of how specific regulations like Sarbanes-Oxley and others are embedded within these reports and the attached financial statements.

Because of the depth and nature of the information they contain, reports on Forms 10-K and 10-Q can become long and complicated. Preparation of these reports can become time-consuming, especially given the complex processes that require a company’s finance team to gather and translate large amounts of data from multiple sources. The time and expertise required to complete the process is a substantial burden. However, SEC reporting deadlines are firm and inflexible. These reporting requirements can interfere with other reporting timelines and leave a time-strapped team scrambling for the resources needed to meet all of their mandated reporting requirements.

Delays and mistakes in SEC financial reporting can have far-reaching consequences for companies and even for their shareholders. The consequences may include SEC review, enforcement actions, and penalties. Late filings can often lead to a drop in the company’s stock price and a decrease in investor confidence.

However, it is critically important that the company’s financial reporting is accurate, thorough, and up to date. Office software packages are widely used in all report preparation. While this software can do an excellent job on word processing, it often fails in the creation of the rigorously formatted tables and spreadsheets needed to populate the requisite financial information in the reports. Furthermore, because of the frequent incompatibility between programs in office software packages, the formatted tables required by financial reporting standards that are created by spreadsheets programs are destroyed when they are transferred a word processing file. Creating a formatted table using word processing is time-consuming and tedious work.

Human data entry of hundreds or thousands of financial numbers in the financial report imposes another challenge and presents risk of human error. This risk is compounded by the frequent requirement to update or revise these hundreds or thousands of numbers during the reviewing and auditing processes before submission.

Automation in financial reporting is, therefore, becoming increasingly important, given the complexity and volume of data involved. Companies are looking for solutions that not only save cost, and reduce the time and effort required to report in a timely manner but also improve accuracy and compliance. Focus Universal Inc. has developed an automated software solutions to address these challenges effectively and efficiently in the following ways:

Data Entry Automation: Our software’s automated data entry function reduces the risk of human errors and saves time. It is able to extract data from various sources and populate financial reports accurately.

Validation Checks: Our software includes built-in validation checks to ensure that the data is accurate and compliant with regulatory requirements. It also helps in identifying potential errors early in the reporting process.

Formatted Table Creation: Creating formatted tables which are often required in SEC financial reports, is a time-consuming task. Our software generates these tables accurately and efficiently.

AI-Driven Analytics: AI-driven analytics helps in identifying potential mistakes or areas for improvement in the reports. Our software provides insights and suggestions for enhancing the quality and accuracy of financial reporting.

Integration: Integration with existing financial systems and software is essential for a seamless reporting process. Our software connects with multiple data sources and financial software frequently used by reporting companies.

Security and Compliance: Security of data is critical, especially when dealing with sensitive financial data. Our software adheres to industry standards and regulations to ensure data security and compliance with reporting requirements.

It is worth noting that there are established companies like Insightsoftware, Workvia, and Toppan Merrill already providing SEC reporting automation solutions. These companies bring experience and expertise to the field. However, Insightsoftware concentrates on SEC reporting process design and offers a full-service solution for XBRL (eXtensible Business Reporting Language) submission. Workvia specializes in streamlining processes, connecting data and teams, and ensuring consistency in a secure, audit-ready, cloud platform. Toppan Merrill offers Bridge, a single, secure, integrated SaaS platform that connects a company’s team, data, and documents. Their focus is on providing a unified platform for handling various aspects of financial reporting, making it easier for teams to collaborate and maintain compliance.

Focus Universal Inc. is targeting to commercialize its financial reporting automation software by the end of 2023. Potential users can subscribe to our service and pay a monthly fee for access and use.

IoT Installation Services under AVX (Residential) and AT Tech Systems (Commercial and Industrial)

1.	Smart Home IoT Installations. Beyond standard doorbells and thermostats, Focus Universal Inc., through its AVX subsidiary, provides customized and high-end IoT Smart home solutions to upgrade the standard home to an integrated home platform. AVX utilizes its existing tech-savvy installation staff to integrate the Smart AVX line of IoT products for a customized home solution with designed smart home services. AVX meets client safety concerns and meshes modern convenience for a complete solution for homeowners to easily control their homes’ digital input and output points with wired, integrated systems throughout the build. PTZ dome cameras give wide view home security through the network providing the views of four cameras with in the install space of a single camera. LED digital displays and large format multimedia touch screens provide state-of-the art output displays for eye catching and high-end centerpieces for homeowners. With the suite of Smart AVX home devices and the AVX professional install team, design and customized creation within a high-end home system can be standard for the customer base. These installations include integration of home VOIP phone systems, network and computer system integration, multimedia display systems, door access control systems, voice and data cabling, security alarm systems, PC upgrade and software installations, home audio-visual control center design and installation and systems integration, home security data backup systems, home network design and installation, HDTV signal and reception boost, and multi-room audio and ambient music phone systems.

2.	Smart Commercial and Industrial Installations. Focus Universal Inc. through the acquired AT Tech Systems company brand also designs and builds IoT technologies to fit unique business requirements. Utilizing the aforementioned IoT product solutions within the designed platform for a business system, AT Tech Systems provides IoT installations and integrations for industries including security and surveillance, smart commercial and industrial, healthcare, broadcast media and entertainment, manufacturing, food retail, and industrial warehousing. AT Tech Systems design and install experts have decades of hands-on experience in integrated systems of smart sensor devices, IoT data management platforms, client applications and analytics for complete end-to-end IoT commercial solutions. AT Tech Systems excels in the area of IoT interoperability within the future Focus Universal Inc. platform, again utilizing the Smart AVX-branded products such as the LED digital displays, large format multimedia Smart touch screens, PTZ dome Cameras, and VOIP phone systems. These installations include integration of the commercial grade phone fax and extension VOIP systems, networking and computer system integration for commercial application, multimedia and conferencing display systems, industrial office and commercial access control systems, voice and data cabling, security and surveillance perimeter alarm systems, PC upgrade and software installations, office and commercial control center design and installation systems, automatic data backup systems, server design and installation, HDTV signal and reception boost, ambient client music systems, and multi-room and facility audio phone systems.

Research and Development Efforts of Power Line Communication

Power Line Communication (“PLC”) technology is a communication technology that enables sending data over existing power cables. One advantage of this technology is that PLC does not require substantial new investment for its communications infrastructure. Rather, PLC utilizes existing power lines, thereby forming a distribution network that already penetrates all residential, commercial and industrial premises. Accordingly, connectivity via PLC technology is potentially the most cost-effective, scalable interconnectivity approach for the IoT. We believe PLC technology can be an integral part of our communication infrastructure for the IoT, which enables reliable, real-time measurements, monitoring, and control. A large variety of appliances may be interconnected by transmitting data through the same wires that provide electrical energy.

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

We continue to build upon our existing research and development with the intention of inventing an ultra-narrowband PLC technology that attempts to tackle two challenges: (1) overcoming interference caused by electronic noise on the power line system; and (2) bandwidth. Preliminary internal testing suggests that we have achieved significant noise rejection and interference suppression. In our preliminary internal testing, we have been able to increase bandwidth to 4 megabits per second with the potential for more, while simultaneously effectively dealing with electrical noise and interference. Based on the promising results of our internal testing, we have begun designing a proprietary PLC microchip.

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

Research and Development Efforts of 5G Cellular Technology

Just like our ultra-narrowband technology can be used to effectively reduce noise in powerline communication technology, our internal research suggests that our ultra-narrowband technology can be leveraged to create a type of 5G wireless communication technology that can achieve both low band 5G coverage and an estimated 1 Gbps high band speed. We employ an ultra-narrow spectrum channel (<1KHz) to establish an ultra-long-distance link between the 5G base station and the receiver which reduces noise and interference entering the bandwidth.

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

Subsequent to our internal research and development efforts, we filed with the USPTO on June 2, 2017 a patent application regarding a process for improving a spectral response curve of a photo sensor. The small and cost-effective multicolor sensor and its related software protected by the patent we believe could achieve a spectral response that approximates an ideal photo response to take optical measurement. The resulting U.S. Patent No. 10,251,037 was issued on February 26, 2019.

In addition, we have been notified that the USPTO published a notice of allowance for a patent application we filed on March 19, 2018, U.S. Patent Application  No. 15/925,400. The patent title is a “Universal Smart Device,” which is a universal smart instrument that unifies heterogeneous measurement probes into a single device that can analyze, publish, and share the data analyzed. The resulting U.S. Patent No. 10,251,037 was issued on April 2, 2019.

On November 29, 2019, the Company filed an international utility patent application through the Patent Cooperation Treaty (PCT) as International Patent Application No. PCT/US2019/63880. On September 6, 2022, the International Searching Authority (ISA) issued a favorable International Preliminary Report of Patentability (IPRP) regarding this patent application, which describes the Company’s PLC technology. The IPRP cited only three category “A” documents, indicating that the Company’s application met both the novelty and non-obviousness patentability requirements. Consequently, the Company is optimistic that a patent including claims directed to its PLC technology will be issued in due course and will allow the Company to protect its PLC technology.

In the fourth quarter of 2021, we hired the law firm of Knobbe, Martens, Olson & Bear, LLP (“Knobbe Martens”) to serve as outside intellectual property counsel for the Company. The firm is working on converting the Company’s provisional patent applications to formal nonprovisional patent applications and expanding existing patent portfolios. In addition, Knobbe Martens is working on filing four previously unfiled patents and pursuing patent coverage in Europe and Australia. In addition, in May 2022, the Company engaged Chang & Hale, LLP as suggested by our counsel at Knobbe Martens to assist with two new patents, noting that Knobbe Martens still remains our main IP counsel. Currently, the Company has 18 pending U.S. nonprovisional patent applications and 9 issued U.S. patents.

The Company’s patent number 11,488,468 was allowed and subsequently issued on November 1, 2022. The patent is titled “Sensor for Detecting the Proximity of an IEEE 802.11 Protocol Connectable Device.” On November 7, 2023, our patent application titled “Activated Carbon Air Filter” issued as U.S. Patent No. 11,806,654. We also just received an issue notification from the USPTO, indicating that our patent application titled “Electronic Lock and Method of Operation” will issue on November 21, 2023, as U.S. Patent No. 11,823,513.

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

IoT Installation Industry

There are several companies that compete with AVX in smart home installations, including Vivint Smart Home, Savant, Crestron and Control4. However, we believe we can distinguish ourselves from our competitors by offering substantially more customization and interoperability with existing platforms. While our service offerings do not rely on always providing the entire installation for the end client, our company is able to seamlessly provide accenting, replacement, or conversion home automation systems which are easier to use and interoperate for the end client, and with limited rewiring. Complete installation by Crestron ranges between $100,000 and $500,000 and an installation by Control4 ranges between $70,000 and $250,000. The cheapest competitor we can identify in this sector is Vivint Smart Home, which costs less than $50,000 to install; however, we understand that the Vivint Smart Home focuses on security systems only and that users have no other smart applications, which our smart home product line would include. Our sales staff have encountered a growing client base of unhappy customers with the pre-existing and completely siloed platform systems that reportedly are not easy to use or program, require costly specialty service for simple operations, are subject to lengthy software and hardware backlogs, and despite being based on the same platform, fail to operate compatibly, possessing frequent errors and bugs.

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

Market Potential

We believe universal wireless smart technology will play a critical role for traditional instrument manufacturers, as currently the undertaking of an IoT project is simply too expensive and difficult to develop for medium or smaller companies and carries a 75% failure rate according to Cisco Systems.1 The cost factor is the first consideration when deciding whether a company wants to develop smart wireless technologies and implement them into their products or use them in their field testing. We also hope to play a role in academic laboratories, particularly with smaller academic laboratories that are sensitive to price. Regarding the larger IoT industry statistics, overall enterprise IoT spending increased to $201 billion in 2022, an increase of 21.5%. The outlook for growth in 2023 is 18.5% from this large base of enterprise spending.2 More specifically, the IoT sensors market is projected to reach $26 billion by 2026 from $11.1 billion in 2022.3 The IoT marketplace size assessments usually include the hardware components and the software components, which often contain a Software as a Service (SaaS) model. Additionally, the rising need for reliable high bandwidth communication for IoT devices is expected to rise to $664.75 billion in 2028, spearheaded by the currently predominant services in the 5G category.4 We would also expect this market to grow with the addition of new categories of services delivering reliable high bandwidth communication for IoT devices and would cannibalize and expand the existing services where the new services proved to be more effective and efficient.

We also expect our recent growth within our IoT Installation Services segment and acquisition of AT Tech Systems coupled with the new management within AVX to bolster and complement both companies, and all other related installation businesses of these IoT products. The number of new contracts we have signed thus far in a limited amount of time through the nine months ended September 30, 2023 is 22 with an average value of $42,125 and a total collection value of $796,850 in signed contracts. Additionally, thus far, we have an aggregate $1,818,668 in contracts agreed in principle, of which we expect to be signed and deposits paid. This is compared to our highest AVX revenue for a calendar year of $817,233 in 2019, followed by $705,877 in 2020, $252,958 in 2021, and $260,871 in 2022. Our sales target for the year are 31 service contracts, of which we have already signed 22. We have targeted 16 LED contracts for 2023, of which we have signed 9 thus far. We have also target distribution and partnerships agreements and phone line contracts, all of which have already begun in the third quarter of 2023. While statistics regarding the IoT installation sectors are difficult to aggregate given that the work is often are pieced off into various contractor service categories, the residential custom installation market ranges from $5.7 billion to $12.1 billion, 5 and we would expect the commercial and industrial installation markets to be larger than the residential for IoT devices.

Results of Operations

For the three months ended September 30, 2023 compared to the three months ended September 30, 2022

Revenue, cost of revenue and gross profit

	For the three months ended September 30, 2023	For the three months ended September 30, 2022	Increase (Decrease) $
Revenue	$318,370	$54,686	$263,684
Revenue – related party	–	5,968	(5,968)
Total Revenue	318,370	60,654	257,716
Cost of revenue	201,394	42,441	158,953
Gross Profit	$116,976	$18,213	$98,763

Our consolidated gross revenue for the three months ended September 30, 2023 and 2022 was $318,370 and $60,654, respectively, which included revenue from related parties of $0 and $5,968, respectively. Revenue for the three months ended September 30, 2023 increased $257,716 due to a sales increase from our acquisition of AT Tech Systems and sales increase in AVX sales due to ramping up marketing efforts. This increase of revenue was mainly a result of the increase of IoT Installation Services being bolstered by additional resources such as increased headcount.

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

5 How Big Is the Custom Installation Market?, February 5, 2018 (updated July 17, 2023), https://www.cepro.com/news/how_big_is_custom_installation_market/.

Cost of revenue for the three months ended September 30, 2023 was $201,394, compared to $42,441 for the three months ended September 30, 2022. While the overall cost of revenue increased, as a percent of revenue, costs went down as a result of higher margin contracts for IoT Installation Services being signed. In addition to the increase in revenue, gross profit increased to $116,976 for the three months ended September 30, 2023, compared to $18,213 for the three months ended September 30, 2022.

Operating Expenses

The major components of our operating expenses for the three months ended September 30, 2023 and 2022 are outlined in the table below:

	For the three months ended September 30, 2023	For the three months ended September 30, 2022	Increase (Decrease) $
Selling expense	33,636	76,984	(43,348)
Compensation – officers and directors	267,002	265,449	1,553
Research and development	305,872	133,109	172,763
Professional fees	132,914	150,943	(18,029)
General and administrative	407,851	365,694	42,157
Total operating expenses	$1,147,275	$992,179	$155,096

Selling expense for the three months ended September 30, 2023 was $33,636, compared to $76,984 for the three months ended September 30, 2022. Selling expense incurred was mainly from third party advertising fees and marketing related fees. The decrease of selling expense was due to a decrease in advertising fees and trade show expenses.

Compensation – officers and directors was $267,002 and $265,449 for the three months ended September 30, 2023 and 2022, respectively. The increase was due to an increase in the compensation amount received by the board of directors.

Research and development costs were $305,872 and $133,109 for the three months ended September 30, 2023 and 2022, respectively. The increase was due to an increase in the number of research and development employee headcount in the Ontario, California headquarters and the Shenzhen, China subsidiary.

Professional fees were $132,914 during the three months ended September 30, 2023, compared to $150,943 during the three months ended September 30, 2022. The decrease in these professional fees compared to the prior period was due to a decrease in new transaction-based legal paperwork for the Company (as much of this paperwork was completed earlier) and a decrease in employment litigation legal fees.

General and administrative expenses for the three months ended September 30, 2023 was $407,851, compared to $365,694 for the three months ended September 30, 2022. The primary reason for the increase was due to an increase in overall payroll tax in 2023.

Other Income (expense)

Other income for the three months ended September 30, 2023 was $62,266, compared to $31,946 for the three months ended September 30, 2022. The increase was due to $30,000 consulting advisory service income provided to an independent third party.

Net Losses

During the three months ended September 30, 2023 and 2022, we incurred net losses of $968,033 and $942,020, respectively, due to the factors discussed above.

For the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022

Revenue, cost of revenue and gross profit

	For the nine months ended September 30, 2023	For the nine months ended September 30, 2022	Increase (Decrease) $
Revenue	$769,856	$242,675	$527,181
Revenue – related party	–	39,788	(39,788)
Total Revenue	769,856	282,463	487,393
Cost of revenue	531,397	243,004	288,393
Gross Profit	$238,459	$39,459	$199,000

Our consolidated gross revenue for the nine months ended September 30, 2023 and 2022 was $769,856 and $282,463 respectively, which included revenue from related parties of $0 and $39,788, respectively. Revenue for the nine months ended September 30, 2023 increased $487,393 due to a sales increase from our acquisition of AT Tech Systems and sales increase in AVX sales due to ramping up marketing efforts. This increase of revenue was mainly a result of the increase of IoT Installation Services being bolstered by additional resources such as increased headcount.

Cost of revenue for the nine months ended September 30, 2023 was $531,397, compared to $243,004 for the nine months ended September 30, 2022. While the overall cost of revenue increased, as a percent of revenue, costs went down as a result of higher margin contracts for IoT Installation Services being signed. In addition to the increase in revenue, gross profit increased to $238,459 for the nine months ended September 30, 2023, compared to $39,459 for the nine months ended September 30, 2022.

Operating Expenses

The major components of our operating expenses for the nine months ended September 30, 2023 and 2022 are outlined in the table below:

	For the nine months ended September 30, 2023	For the nine months ended September 30, 2022	Increase (Decrease) $
Selling expense	$108,570	$132,871	$(24,301)
Compensation – officers and directors	827,939	874,739	(46,800)
Research and development	925,345	862,214	63,131
Professional fees	506,878	686,150	(179,272)
General and administrative	1,212,486	1,586,660	(374,174)
Total operating expenses	$3,581,218	$4,142,634	$(561,416)

Selling expense for the nine months ended September 30, 2023 was $108,570, compared to $132,871 for the nine months ended September 30, 2022. Selling expense incurred was mainly from third party advertising fees and marketing related fees. The decrease of selling expense was due to a decrease in advertising fees and trade show expenses.

Compensation – officers and directors was $827,939 and $874,739 for the nine months ended September 30, 2023 and 2022, respectively. The decrease was due to a decrease in the number of members of the board of directors in 2023.

Research and development costs were $925,345 and $862,214 for the nine months ended September 30, 2023 and 2022, respectively. The increase was due to an increase in total number of research and development employee headcount in the Ontario, California headquarters and the Shenzhen, China subsidiary.

Professional fees were $506,878 during the nine months ended September 30, 2023, compared to $686,150 during the nine months ended September 30, 2022. The decrease in these professional fees compared to the prior period was due to a decrease in new transaction-based legal paperwork for the Company (as much of this paperwork was completed earlier) and a decrease in employment litigation legal fees.

General and administrative expenses for the nine months ended September 30, 2023 was $1,212,486, compared to $1,586,660 for the nine months ended September 30, 2022. The primary reason for the decrease was due to decreases in general and administrative salaries from $579,958 to $223,957 in 2023, lease expense from $280,311 to $104,156 in 2023, and insurance expense from $330,768 to $240,078 in 2023. The relating decrease was due to the following reasons:

a) Decreased number of general and administrative employees in our headquarters due to outsourcing of work to third parties;

b) Relocated Focus Shenzhen office to lower lease expense; and

c) Obtained better insurance deal from another insurance company.

Other Income (expense)

Other income for the nine months ended September 30, 2023 was $242,317 compared to $230,928 for the nine months ended September 30, 2022. The increase was due to $61,747 gain on bargain purchase and $30,000 consulting advisory services income provided to an independent third party.

Net Losses

During the nine months ended September 30, 2023 and 2022, we incurred net losses of $3,100,442 and $3,872,247, respectively, due to the factors discussed above.

Liquidity and Capital Resources

Working Capital

	September 30, 2023	December 31, 2022
Current Assets	$2,040,669	$4,807,830
Current Liabilities	(1,409,497)	(1,387,239)
Working Capital	$631,172	$3,420,591

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

	For the nine months ended September 30, 2023	For the nine months ended September 30, 2022
Net cash used in operating activities	$(2,603,545)	$(2,435,157)
Net cash provided by (used in) investing activities	54,472	(177,738)
Net cash used in financing activities	(385,686)	–
Effect of exchange rate	20	(3,352)
Net change in cash	$(2,934,739)	$(2,616,247)

Cash Flows from Operating Activities

Our net cash outflows from operating activities of $2,603,545 for the nine months ended September 30, 2023 was primarily the result of our net loss of $3,100,442 and changes in our operating assets and liabilities offset by the add-back of non-cash expenses. The change in operating assets and liabilities includes an increase in accounts receivable of $101,461, a decrease in accounts receivable – related party of $34,507, an increase in inventories of $196,201, an increase in other receivables of $10,000, a decrease in prepaid expense of $31,811 a decrease in deposit of $8,388, a decrease in operating lease right-of-use asset of $25,585, an increase in accounts payable and accrued liabilities of $53,709, an increase in other current liabilities of $33,759, and a decrease in lease liabilities of $58,987. Non-cash expense included add-backs of $6,871 in bad debt expense, $127,171 in depreciation expense, $28,741 in amortization of intangible assets, $2,002 in realized loss on marketable securities, $183,004 in stock-based compensation - shares, and $400,208 in stock option compensation, reductions of $10,463 in unrealized gain on marketable equity securities, and $61,747 in gain on bargain purchase.

Our net cash outflows from operating activities of $2,435,157 for the nine months ended September 30, 2022 was primarily the result of our net loss of $3,872,247 and changes in our operating assets and liabilities offset by the add-back of non-cash expenses. The change in operating assets and liabilities includes an increase in accounts receivable of $32,257, an increase in accounts receivable – related party of $45,413, an increase in inventories of $5,087, a decrease in prepaid expense of $116,648, an decrease in deposit of $1,998, a decrease in operating lease right-of-use asset of $226,468, an decrease in accounts payable and accrued liabilities of $120,121, a decrease in other current liabilities of $17,135, an decrease in customer deposit of $271, a decrease in lease liabilities of $94,542, and an increase in other liabilities of $12,335. Non-cash expense included add-backs of $72,108 in bad debt expense, $21,133 in reduction of inventory fair value adjustments, $123,908 in depreciation expense, $32,525 in unrealized loss on marketable equity securities, $21,205 in realized loss on marketable securities, $158,547 in gain on forgiveness of debt, $671,901 in stock-based compensation - shares, and $652,500 in stock option compensation.

We expect that cash flows from operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our net revenues and operating results, utilization of new revenue streams, in line with our shifting revenue streams, collection of accounts receivable, and timing of billings and payments.

Cash Flows from Investing Activities

For the nine months ended September 30, 2023, we had cash inflow from investing activities of $54,472. That inflow was primarily the result from the purchase of property and equipment of $20,294, purchase of marketable securities of $144,907, and proceeds from sales of marketable securities of $219,673. For the nine months ended September 30, 2022, we had cash outflow from investing activities of $177,738. That outflow was primarily the result of the purchase of property and equipment of $39,193, purchase of marketable securities of $768,949, and proceeds from sales of marketable securities of $630,404.

Cash Flows from Financing Activities

For the nine months ended September 30, 2023, we had cash outflows of $385,686 due to purchase of treasury stock of $1,385,686 and proceeds from related party loan of $1,000,000. There were no financing activities for the nine months ended September 30, 2022.

Going Concern

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

The Company has a net loss of $3,100,442 and $3,872,247 for the nine months ended September 30, 2023 and 2022, respectively. In addition, the Company had an accumulated deficit of $20,964,470 and $17,864,028 as of September 30, 2023 and December 31, 2022, respectively, and negative cash flow from operating activities of $2,603,545 and $2,435,157 for the nine months ended September 30, 2023 and 2022, respectively. As noted above, the Company’s ability to continue as a going concern is dependent on its ability to raise additional capital. The Company’s consolidated financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

As of September 30, 2023, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation SK.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We were not subject to any new legal proceedings during the nine months ended September 30, 2023; and there are currently no new legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

ITEM 1A.  RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No shares or common stock were sold during the nine months ended September 30, 2023.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the nine-month periods ended September 30, 2023 or 2022.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5.  OTHER INFORMATION

Our common stock trades on the Nasdaq Global Market under the symbol “FCUV.”

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

The following financial information is filed as part of this report:

(a)	(1) FINANCIAL STATEMENTS

(2) SCHEDULES

(3) EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit Number	Description

10.1	Loan Agreement with Golden Sunrise Investment LLC, dated August 24, 2023 for $1,000,000.*
31.1	Certification of CEO pursuant to Sec. 302
31.2	Certification of CFO pursuant to Sec. 302
32.1	Certification of CEO pursuant to Sec. 906
32.2	Certification of CFO pursuant to Sec. 906

101.INS	XBRL Instances Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Focus Universal Inc.

Dated: November 17, 2023	By:	/s/ Desheng Wang Desheng Wang Chief Executive Officer

Dated: November 17, 2023	By:	/s/ Irving H. Kau Irving H. Kau Chief Financial Officer

