Form 10-K
period 2023-12-31
FOCUS UNIVERSAL INC.
filed 2024-04-01
CIK 1590418

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023, the aggregate market value of shares held by non-affiliates of the registrant (based upon the closing price of such shares on the Nasdaq Global Market on June 30, 2023) was $47,304,201.87. For purposes of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors and 5% or greater stockholders. In the case of 5% or greater stockholders, we have not deemed such stockholders to be affiliates unless there are facts and circumstances which would indicate that such stockholders exercise any control over our company, or unless they hold 10% or more of our outstanding common stock. These assumptions should not be deemed to constitute an admission that all executive officers, directors and 5% or greater stockholders are, in fact, affiliates of our company, or that there are not other persons who may be deemed to be affiliates of our company. Further information concerning shareholdings of our officers, directors and principal stockholders is included in Part III, Item 12 of this Annual Report on Form 10-K.

The number of shares outstanding of the registrant’s common stock, $0.001 par value, outstanding as of April 1, 2024: 64,771,817.

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

Our company websites are www.focusuniversal.com, www.avxdesign.com, www.smart-avx.com, and www.attechsystems.com. Our website and the information contained therein or connected thereto are not intended to be incorporated into this report.

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

As shown by the above table, our internal testing shows that our finished ultra-narrowband technology can achieve speeds of 4 Mbps per second at a bandwidth of less than 1000 Hz. The spectral efficiency of our finished technology has reached 4000 bits/sec/Hz. Development work of our ultra-narrowband technology is underway for speeds of 64 Mbps at a bandwidth of 64 MHz with spectral efficiency of over 4000 bits/sec/Hz.

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

5G networks operate on higher bandwidth frequencies reaching up to 300 GHz, which permit data rates capable of delivering ultra-fast speeds measuring as much as 20 times more than those provided by 4G LTE networks. However, the availability and cost of spectrum bands are still an issue for wireless operators. Wireless operators need to bid for these costly higher spectrum bands as they build and deploy their respective 5G networks. On February 24, 2021, the Federal Communications Commission announced the winning bids in Auction 107, the auction of 3.7 GHz service licenses. The winning bids for all 5,684 available licenses totaled over $81 billion and were concentrated among just 21 bidders.[13] Given that Focus Universal operates in the ultra-narrowband spectrum where very limited spectrum is required and public access spectrum is also available, this is potentially less of a concern than pursuing the traditional broadband capacity pathways F-24.

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

UIMAGP is similar to low code or no code programming because it reduces the amount of traditional hand-coding, enabling accelerated delivery of business applications. However, low code and no code programming suffer from integration restrictions, absence of customization, and security risks issues, making them unsuitable for large-scale and mission-critical enterprise applications such as IoT applications. UIMAGP has overcome these challenges while requiring only a minimum amount of coding. The UIMAGP and user interface specification codes work collectively to perform the function of traditional customized software, enabling UIMAGP to be shared by the estimated 20 billion IoT devices worldwide,[15}[16] a feat that current manual software designs could not achieve.

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

____________________

[15]	Environmental Health Trust, https://ehtrust.org/science/reports-on-power-consumption-and-increasing-energy-use-of-wireless-systems-and-digital-ecosystem/, (last accessed March 7, 2023)
[16]	Gartner Insights “Leading the IoT,” available at: https://www.gartner.com/imagesrv/books/iot/iotEbook_digital.pdf (last accessed March 7, 2023).

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

Internet of Things Overview

IoT refers to the overarching network created by billions of internet-compatible devices and machines that share data and information worldwide. According to a Gartner report, by the end of 2020, there were an estimated 20 billion IoT-connected devices in use around the world. As the sophistication of both hardware and software in the consumer electronics industry skyrockets, an increasing share of the electronic devices produced around the world are manufactured with internet connectivity. Forecasts suggest that by 2030, around 50 billion of these IoT devices will be in use worldwide, creating a massive web of interconnected devices spanning everything from smartphones to kitchen appliances.[17] The IoT will significantly impact the economy by transforming many enterprises into digital businesses, facilitating new business models, improving efficiency, and increasing employee and customer engagement. It is foreseeable that the explosive growth in IoT will rapidly deplete natural and human labor resources. We believe that IoT will soon reach a critical limit; we do not have enough human labor and natural resources to support IoT growth. Twenty billion IoT devices challenge existing resources. We have overcome the current massive IoT production challenges by developing a shared distributed universal IoT. Billions of internet-compatible devices and machines share data and information around the world and share a large section of hardware and software (up to 90%).

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

____________________

[18]

GlobalNewswire, December 19, 2022, https://www.globenewswire.com/en/news-release/2022/12/19/2576452/0/en/Global-Programmable-Logic-Controller-PLC-Market-to-Reach-17-6-Billion-by-

2028-Presence-of-Over-1-500-Manufacturers-Makes-it-Highly-Fragmented.html, (March 7, 2023)

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

In an effort to continually develop our product lines, we plan to phase out the traditional, lower-margin products and are preparing to launch a new line of products that have been in development for several years. These newer technology products will be released in phases, and we intend that increasing amounts of technology will be layered upon these products. Additionally, we plan to continue to increase our efforts in protecting more intellectual property rights. We have developed products in both the controlled agriculture industry and home automation industries, taking advantage of our existing relationships in both sectors.

We are building a U.S. sales team to market our product lines. We have already begun marketing our current Smart AVX-branded large format multimedia touch screens, surveillance camera system (cameras and network video recorders (NVRs)), indoor and outdoor LED screens, and Focus Universal-branded VOIP phone service systems, both via our sales staff and the Internet.

Universal Smart Device (Ubiquitor)

The initial, simplified version of universal smart IoT technology is our universal smart device (Ubiquitor). Theoretically, a single Ubiquitor can connect many sensors, including a vast number of independent sensors. When a moderate number of sensors are connected, the cost of the universal Ubiquitor, averaged over the number of sensors, becomes negligible. The Ubiquitor’s efficient and cost-effective approach to the cost of connected sensors is illustrated by the fact that development under Focus’ platform system is a fraction of traditional device development cost. This one-of-a-kind Ubiquitor was first showcased at the Consumer Technology Association’s CES 2024 trade show, which attracted significant interest from potential customers.

Smart Home Installation

Through AVX Design and Integration, Inc. (“AVX”), an IoT installation and management company based in southern California, and a subsidiary of the Company, we offer residential customers an entire smart home product line. We have finished designing smart devices for lighting control, air conditioner control, sprinkler control, garden light control, garage door control, and heating control and are in the process of developing a swimming pool control device, smoke detector, and carbon monoxide monitor.

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

Strategy and Marketing Plan

The Company plans to market the USIP to the industrial sector first, including key growth industries such as indoor agriculture. Once the technology is established in that industry, the core technologies of universality and interoperability through a readily available device, such as a mobile device or smartphone, may be ported to products specifically intended for the consumer and residential markets.

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

We will continue to design, manufacture, market, and distribute our electronic measurement devices, such as temperature humidity meters, digital meters, quantum PAR meters, pH meters, TDS meters, and CO2 monitors. Over the years, Hydrofarm has developed a broad and loyal customer base that buys our existing products on a repeat basis. The universal smart technology has been applied to our existing traditional devices and demonstrated significant functional improvement and hardware cost savings. We believe hardware cost reductions of up to 90% have been achieved. However, promoting universal smart technology and universal smart IoT devices to our customers, including traditional instrument manufacturers, will be the central focus of our future business.

Our goals over the next three years include:

•	Raise capital to move into full sales and marketing team for our Ubiquitor device and growing product lines;

•	Partner with manufacturers and promote the adoption of our Ubiquitor device in a USIP;

•	Acquire a stable market share of the sensor device market;

•	Continue performing research and development on PLC technology;

•	Focus on building our smart home offerings so that we can reduce the cost of smart home implementation to expand smart home installation and implementation beyond luxury homes;

•	File additional patents to expand our intellectual property portfolio related to the many uses of our Ubiquitor device; and

•	File patents to protect our PLC technology.

To achieve these goals, we intend to focus on the following initiatives:

•	Position the Ubiquitor device as the industry standard in universal sensor reading technology;

•	Establish strategic supply chain channels to facilitate efficient production operations; and

•	Communicate the product and service differentiation through direct networking and effective marketing.

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

Diversification of the Revenue Streams

We will continue to diversify our revenue stream through various expansion opportunities and in several other markets and industries. As our platforms can be applied to several sectors effectively to eliminate redundancy and increase effectiveness, we will seek to expand our operations into additional markets and adjacent sectors which we believe to have the potential to be effective long term. While this diversification may initially contain the risk during transition and adaption of moving to an adjacent market or sector, we believe the long term benefit of diversification to be net positive as previously, we had been subject to the risk of having one large client within one single sector, which we believe bears greater risk than the initial risk of transition.

Distribution Method

We intend to engage in relationships predominantly with standard U.S. component manufacturers and similar electronics providers for the manufacturing of unassembled parts of the Ubiquitor and its sensor nodes, and to then ship such parts to our Ontario, California facility where we will assemble the Ubiquitor devices and sensor nodes. Afterwards, we would distribute our Ubiquitor devices to distributors and retailers directly and also ship directly to traditional industrial instrument manufacturers. We have a sales department operating out of our Ontario, California office and eventually plan to open a second sales department in China dedicated to promoting our technologies to local instrument manufacturers who can utilize our Ubiquitor devices in their manufacturing and other processes. We intend to market the Ubiquitor to industrial end-users through direct business-to-business sales channels and also directly to consumers via e-commerce internet platforms. For our quantum light meters, and air filtration products, while we still continue to anticipate orders from Hydrofarm in 2024, we have begun to diversify away from one single dominant distributor into more diversified distribution channels, such as direct wholesale into retail outlets and direct distribution to end-users. We also intend to implement a direct sales method via Amazon.com and other online retailers.

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

Key Competitive Advantages and Opportunities and Strengths

Across the world, everyday connected devices are getting incorporated in tandem collectively, including thermostats, water meters, home alarms, kitchen gadgets, medical equipment, factory machinery and even vehicles. Collectively, this ecosystem represents the next frontier in the digital revolution, also known as the Internet of Things or IoT. And unlike the simple automation of machinery, IoT is also mobile and virtual, and features a continuous Internet connection. The Internet of Things (IoT) is the next frontier in the digital revolution. It can help companies increase productivity, cut costs, offer new products and services, and deploy new business models. However, the costs of producing a single input or output device have become cost prohibitive to the point where a vast majority of the projects in this innovative field are considered failures.

Despite this forward technological momentum, a sector-wide study conducted by Cisco showed that 60 percent of IoT initiatives stalled at the very-early Proof of Concept (PoC) stage and only 26 percent of companies have had an IoT initiative that they considered a complete success. Furthermore, a third of all completed projects were not considered a failure. Herein lies both the key advantage of the platforms of the company and the opportunities and strengths. Our combined platforms are able to consolidate the eliminate the redundant work in the early stage development production costs within the IoT sector, whereby the project developers need not begin from scratch each time in the development of a new IoT product, eliminating upwards of 90% of the redundant, cost-prohibitive workload.

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

On June 20, 2023, the Company received an industry award during InfoComm 2023 for its flexible transparent film display receiving Best of Show designation, winning in the AV Technology Category for LED Technology.

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

After our internal research and development efforts, we filed with the USPTO on June 2, 2017, a patent application regarding a process for improving the spectral response curve of a photo sensor. We believe that the small and cost-effective multicolor sensor and its related software protected by the potential patent could achieve a spectral response that approximates an ideal photo response to measure optical measurement. The patent was issued on February 26, 2019.

On November 29, 2019, the Company filed an international utility patent application through the patent cooperation treaty as application PCT/US2019/63880. In April 2020, the Company was notified that it received a favorable international search report from the International Searching Authority regarding this patent application, which patents the Company’s PLC technology. The World International Property Organization report cited only three category “A” documents, indicating that the Company’s application met both the novelty and non-obviousness patentability requirements. Consequently, the Company is optimistic that the patent covering the claims for its PLC technology will be issued in due course and will allow the Company to implement strong protections on the PLC technology worldwide.

On May 19, 2021, we filed thirteen provisional patent applications with the USPTO that we had been researching and developing for years, encompassing a broad spectrum of technology areas including sensor technology, wired and wireless communications, power line communications, computer security, software solutions, interconnected technological communications, smart home systems and methods for both home and hydroponic areas, dynamic password cipher, local file security, payment card security, infrared sensor, and a method and apparatus for high data rate transmission.

We continue to ultilize the services of the law firm of Knobbe Martens, Olson & Bear, LLP based in Orange County, CA to serve as outside intellectual property counsel for the Company. The firm is working on transferring the Company’s provisional patent applications to formal patent applications in addition to filing new provisional patents. In 2021, we filed 14 patents. We filed 18 domestic patents in 2022 (plus two international patents in 2022), and filed 3 patents in 2023.

In addition, the Company’s patent number 11,488,468 was allowed and subsequently issued on November 1, 2022. The patent, titled Sensor for Detecting the Proximity of an IEEE 802.11 Protocol Connectable Device.

On April 3, 2023, the United States Patent and Trademark Office ("USPTO") issued an Issue Notification for U.S. Patent No. 11580558 entitled "Dynamic Anti-Counterfeit System and Method." The USPTO also issued an Issue Notification for U.S. Patent Application No. 11546017 entitled "System and Method of Power Line Communication." Both patents cover patent applications regarding the Company's PLC business.

Research and Development Activities

For the year ended December 31, 2023, we spent a total of $1,386,810 on research and development activities; and for the year ended December 31, 2022, we spent a total of $1,060,385.

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

Employees

As of the date of this report we have a total of 46 employees, with 43 full-time employees and 3 part-time employees. The Company’s Chief Executive Officer and Secretary is Dr. Desheng Wang, and our Chief Financial Officer is Irving Kau. We have a head of marketing whose efforts are focused on the controlled agricultural market segment. We have eleven full-time senior electrical and computer engineers working on the research and development of our products. We have one full-time sales employee and three full-time employees are working on administrative tasks. We also have a full-time accounting manager/controller. Four employees perform audio/visual home installations for our subsidiary AVX, with one employee serving as the supervisor and operational head.

Legal Proceedings

On or about April 13, 2020, Ian Patterson, the Chief Operations Officer of AVX resigned from his position. On May 5, 2020, Mr. Patterson filed an action in the Superior Court for the County of Los Angeles, State of California, against the Company, et. al. The complaint alleges claims including discrimination, wrongful termination, retaliation and various other provisions of the California Labor Code, and various other claims under California state law. The complaint seeks unspecified economic and non-economic losses, as well as attorneys’ fees. In response to the Complaint, defendants filed a motion to compel arbitration asking the court to order Plaintiff to submit his claims to binding individual arbitration based on an arbitration agreement signed by Plaintiff at the outset of his employment. The motion was unfortunately denied, and in response, defendants filed an appeal. The appeal was also denied. Trial for this matter is set for October 30, 2024. Discovery is ongoing. AVX intends to vigorously contest this matter and disputes that the other defendants are proper parties to the litigation. However, since litigation and investigations are inherently uncertain, the outcome of this litigation could have a material impact on the Company.

On or about April 14, 2020, Devesa Sarria, the Sales and Marketing Director of the Company, was terminated. On May 13, 2020, she filed an action in the Superior Court for the County of Los Angeles, State of California. The Complaint alleges claims including discrimination, wrongful termination, retaliation and various other provisions of the California Labor Code, and various other claims under California state law. The complaint seeks unspecified economic and non-economic losses, as well as attorneys’ fees. The parties have completed written discovery and most of the non-expert discovery. Trial is set for May 8, 2024. AVX intends to vigorously contest this matter. Further, AVX disputes that the other defendants are proper parties to the litigation. However, litigation and investigations are inherently uncertain, but the outcome could have a material impact on the Company.

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

Item 1A. RISK FACTORS

Risks Related to our Business and Industry

Although our financial statements have been prepared on a going concern basis, we must complete the sale of our facility to fund our operations in order to alleviate as a going concern.

Our current liquidity position raises substantial doubt about our ability to continue as a going concern. If we are able to improve our liquidity position by completing the sale of our facility, we may alleviate our going concern. While we believe the sale of the facility and the sale of real estate as a whole to be less speculative as a whole, we acknowledge that the transaction still remains to be completed and the risks remain in completion of that transaction. The accompanying consolidated financial statements do not include any adjustments that might result.

We have a history of operating losses, and we may not be able to sustain profitability.

We were incorporated on December 4, 2012; and as of December 31, 2023, we had an accumulated deficit of $22,582,170. If we are not successful in growing revenues and controlling costs, we will not maintain profitable operations or positive cash flow, and even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

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

We have concluded that we have not maintained effective internal control over financial reporting through the years ended December 31, 2023, and December 31, 2022. Significant deficiencies and material weaknesses in our internal control could have material adverse effects on us.

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

Our CEO and one of our directors, Dr. Desheng Wang, owns 33.343% of the outstanding shares of our common stock as of the date of this report. Two of our directors together own over 50% of the outstanding shares of our common stock. Accordingly, our directors have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations, and the sale of all or substantially all of our assets. They also have the power to prevent or cause a change in control. The interests of our directors may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

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

As of December 31, 2023, we had 64,771,817 shares of common stock outstanding and no shares of preferred stock outstanding. We are authorized to issue up to 75,000,000 shares of common stock and no shares of preferred stock. To the extent of such authorization, our Board of Directors will have the ability, without seeking stockholder approval, to issue additional shares of common stock or preferred stock in the future for such consideration as the Board of Directors may consider sufficient. The issuance of additional common stock or preferred stock in the future may reduce a shareholder’s proportionate ownership and voting power.

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

If our existing stockholders sell substantial shares of our common stock in the public market, then the market price of our common stock could decrease significantly. The perception in the public market that our stockholders might sell shares of common stock also could depress the market price of our common stock. There are approximately 64,771,817 shares of our common stock outstanding as of April 1, 2024, of which approximately 26,989,222 shares are currently freely tradable.

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

Our common stock is currently listed on the Nasdaq Global Market under the symbol “FCUV,” but we can provide no assurance that we will be able to maintain an active trading market on this or any other exchange in the future. A lack of an active market may impair the ability of our stockholders to sell shares at the time they wish to sell or at a price that they consider favorable. The lack of an active market may also reduce the fair market value of our common stock, impair our ability to raise capital by selling shares of capital stock and may impair our ability to use common stock as consideration to attract and retain talent or engage in business transactions (including mergers and acquisitions). In 2021, our common stock was listed on the Nasdaq Capital Market. Our stock was uplisted onto the Nasdaq Global Market on January 28, 2022. On March 20, 2024 and March 22, 2024, we received two separate letters from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market (“Nasdaq”). The March 20, 2024 letter was notifying the Company that based upon the closing bid price for the last 30 consecutive business days, the Company no longer meets the Nasdaq Listing Rule 5450(a)(1) (the “Bid Price Rule”). In addition, on March 22, 2024, Nasdaq notified the Company that since the Company’s Market Value of Listed Securities (“MVLS”) has fallen below $50,000,000 the Company no longer satisfies the requirements to qualify for the Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(b)(2)(A) (the “MVLS Rule”). The notification received has no immediate effect on the Company’s Nasdaq listing.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A) and 5810(c)(3)(C) (the “Compliance Period Rule”), the Company has been provided an initial period of 180 calendar days, or until September 16, 2024 and September 18, 2024, (the “Compliance Date”), to regain compliance with the Bid Price Rule and the MVLS Rule, respectively. If, at any time before the Compliance Date, the bid price of the Company’s security is at least $1 for a minimum of ten consecutive business days, the Staff will provide written confirmation of compliance to the Company and this matter will be closed with respect to the Bid Price Rule. Concurrently, if, at any time before the Compliance date the Company’s MVLS is over $50,000,000 or more for a minimum of ten consecutive business days then this matter will be closed with respect to the MVLS Rule.

If the Company is not in compliance with the Bid Price Rule by September 16, 2024, the Company may be afforded a second 180 calendar day period to regain compliance. Pursuant to Rule 5810(c)(3)(A)(i)-(ii), to qualify, the Company would be required to transfer to The Nasdaq Capital Market and then meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and would need to provide written notice of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. For the MVLS Rule, if the Company does not regain compliance by September 18, 2024, then the Company will be required to transfer to the Nasdaq Capital Market where the MVLS is $35,000,000.

The Company will continue to actively monitor the closing bid price of its common stock and will evaluate available options, including, without limitation, submitting a transfer application to the Nasdaq Capital Market and/or seeking to effect a reverse stock split, in order to resolve the deficiency and regain compliance with the Bid Price Rule and the MVLS Rule. The Company’s common stock will continue to be listed and traded on The Nasdaq Global Market during the first 180-day compliance period that ends on the Compliance Date, subject to the Company’s compliance with the other continued listing requirements of the Nasdaq Global Market.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 1C. CYBERSECURITY RISK MANAGEMENT, STRATEGY AND GOVERNANCE

Risk Management and Strategy

We have implemented a cybersecurity process that is designed to assess, identify, manage and govern material risks from cybersecurity threats and requires a firewall for outside connections. We operate a closed server in a locked room and regularly examine cybersecurity threats that could compromise our information system’s security or data and otherwise maintain our cybersecurity policies and procedures in accordance with industry standard control frameworks and applicable regulations, laws, and standards.

We regularly check and improve our security measures and educate our employees about such measures with the help of our information technology (IT) team. Key personnel are made aware of our cybersecurity process through trainings.

We do not engage third party professionals or disclose our internal security measures to private parties.

We have never experienced a cybersecurity incident that was determined to be material, although, like many technology-dependent companies operating in the current environment, we have experienced cybersecurity incidents in the past.  For additional information regarding whether any risks from cybersecurity threats are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, please see the section titled “Risk Factors.”

Governance

One of the key functions of our board of directors, in connection with our IT team, is informed oversight of our risk management process, which includes risks from cybersecurity threats. Our board of directors monitors and assesses strategic risk exposure, and our executive officers manage the material risks we face.

Our Vice President of Operations, who has over 30 years of experience in IT and marketing, works with our board of directors to manage our cybersecurity policies and processes, including those described in the “Risk Management and Strategy” section above. Together, they stay informed and manage how we identify, address, prevent and resolve cybersecurity issues and related matters. They also track how we prevent, identify, lessen, and address cybersecurity issues. This is done through regular checks of our systems, tests to identify security weaknesses, and maintaining an incident response plan.

In addition to such regular system checks, our Vice President of Operations, together with the board, regularly discuss active, emerging and potential cybersecurity risks. They keep each other informed about significant changes affecting cybersecurity, and they periodically update management with these changes, as well as our cybersecurity risks, so that management can administer its oversight function as a part of its broader oversight and risk management.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

On August 31, 2021, the Company commenced the trading of its common stock on the Nasdaq Capital Market under the symbol “FCUV.” On January 28, 2022, the Company commenced trading of its common stock on the Nasdaq Global Market under the symbol “FCUV.” On April 1, 2024, the last reported sale price of our common stock as reported on the Nasdaq Global Market was $0.40 per share.

On September 23, 2014, our common stock was verified for trading on the OTCQB Market under the trading symbol “FCUV.” Prior to that time, there was no public market for our stock. The following table sets forth for the indicated periods the high and low intra-day sales price per share for our common stock on the Nasdaq Capital Market (as applicable) for the four quarters of 2022 and 2023. As of April 1, 2024, our common stock trades upon the Nasdaq Global Market.

	High	Low

2022: First Quarter	$9.45	$4.12
2022: Second Quarter	$9.72	$6.67
2022: Third Quarter	$10.95	$6.25
2022: Fourth Quarter	$8.99	$3.93

2023: First Quarter	$4.71	$2.37
2023: Second Quarter	$2.46	$1.45
2023: Third Quarter	$1.97	$1.5
2023: Fourth Quarter	$2.17	$1.37

Holders.

As of April 1, 2024, there were 361 record holders of 64,771,817 shares of the Company’s common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is VStock Transfer, LLC.

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

Securities Authorized for Issuance Under Equity Compensation Plans

On December 15, 2018, our Board of Directors presented the 2018 Equity Incentive Plan to the shareholders. On December 17, 2018, the holders of 63.051% of our issued and outstanding shares of common stock adopted a resolution by written consent without a meeting adopting the 2018 Equity Incentive Plan. The plan reserves an aggregate of 1,000,000 shares of the Company’s common stock, which provides for the payment of various forms of incentive compensation to employees, consultants, executives, and directors of the Company. The 2018 Equity Incentive Plan provides for the grant of the following types of stock awards: (i) incentive stock options; (ii) non-statutory stock options; (iii) stock appreciation rights; (iv) restricted stock awards; (v) restricted stock unit awards; and (vi) other stock awards. Under the 2018 Equity Incentive Plan, a ten percent stockholder will not be granted an incentive stock option unless the exercise price of such option is at least one hundred and ten percent of the fair market value on the date of grant and the option is not exercisable after the expiration of five years from the grant date. The Board of Directors determines the vesting schedule of the grants with broad discretion. On August 6, 2019, each member of the Board was granted 45,000 options to purchase shares at $3.80 per share. On December 11, 2020, each member of the Board was granted 22,500 options to purchase shares at $2.00 per share. On December 31, 2021, each member of the Board was granted 22,500 options to purchase shares at $5.91 per share. On December 30, 2022, each member of the Board was granted 22,500 options to purchase shares at $4.27 per share.

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

Our main sources of revenue are derived from our sales of sensor devices and our wholesaling of various digital, analog, and quantum light meters and filtration products, including fan speed adjusters, carbon filters and HEPA filtration systems. We source these products from manufacturers in China and then sell them to a major U.S. distributor, Hydrofarm, who resells our products directly to consumers through its established retail distribution channels and, in some cases, places its own branding on our products. For the year ended December 31, 2021, our primary source of revenue was from sales of these agricultural sensors and measurement equipment sold through Hydrofarm. Hydrofarm was not our primary source of revenue for the year ended December 31, 2023.

While currently, we do not believe that inflation will play a large role and have a large affect on our current business, as our business grows, inflation may play a larger role as our need to procure supplies increases and our borrowing requirements increase as well. As we begin to diversify away from both one single sector and one single large customer, we also believe that market volatility in any single sector is also diminished significantly. We believe this should have a stabilizing affect on revenues. However, as our new products begin to reach maturation and completion in development, we do believe supply chain risk as our company needs for consistently procuring reliable inputs increases. We also believe this may hold the largest risk factor for cash flow as production increases. For a greater description of our technologies, our business segments and the products we are currently selling, see “Part I – Item 1. Business” above.

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

Air Filtration Systems and Meter Products Industry

The air filtration system and meter products industry is a niche industry. The global industrial air filtration market was valued at $23.83 billion by 2029 and analysts expect it to register a CAGR of 7.2% because of the industrial need to control air quality across a range of industries.[22] Air purification methods are an effective way to control contaminants and improve indoor air quality and as a result, many national and local governments overseeing indoor air quality and other emissions are enacting stricter workforce health and safety regulations in this area, which drives demand.

___________________

[22]	Fortune, The global air filters market is projected to grow from $14.68 billion in 2022 to $23.83 billion by 2029, exhibiting a CAGR of 7.2% in forecast period, 2022-2029, https://www.fortunebusinessinsights.com/industry-reports/air-filters-market-101676, (last accessed March 7, 2023)

Market Potential

We believe universal wireless smart technology will play a critical role for traditional instrument manufacturers, as currently simply the undertaking of an IoT project is too expensive and difficult to develop for medium or smaller companies and carries 75% failure rate according to Cisco Systems[23]. The cost factor is the first consideration when deciding whether a company wants to develop smart wireless technologies and implement them in their products or use them in their field testing. We also hope to play a role in academic laboratories, particularly with smaller academic laboratories that are sensitive to price. Regarding the larger IoT industry statistics, overall enterprise IoT spending increased to $201 Billion in 2022, an increase of 21.5%. The outlook for growth in 2023 is 18.5% from this large base of enterprise spending[24]. More specifically, the IoT sensors market is projected to reach $26 Billion by 2026 from $11.1 Billion in 2022[25]. The IoT marketplace size assessments usually include the hardware components and the software components which often contain a Software as a Service (SaaS) model. Additionally, the rising need for reliable high bandwidth communication for IoT devices is expected to rise to $664.75 Billion in 2028, spearheaded by the currently predominant services in the 5G category[26]. We would also expect this market to grow with the addition of new categories of services delivering reliable high bandwidth communication for IoT devices and would cannibalize and expand the existing services where the new services proved to be more effective and efficient.

We also expect our recent growth within our IoT Installation Services segment to bolster and complement our AVX Design and Integration and all other related installation businesses of these IoT products. While statistics regarding the IoT installation sectors are difficult to aggregate given that the work is often are pieced off into various contractor service categories, the residential custom installation market ranges from $5.7B to $12.1B[27], and we would expect the commercial and industrial installation markets to be larger than the residential for IoT devices.

Financial Reporting Software

We have launched a beta version of our new SEC financial reporting automation software and are testing this new software product so that we can obtain marketing data and feedback to our development team.

___________________

[23]	Cisco Systems, Connected Futures, Executive Business Insights, May 2017, The Journey to IOT Value, Challenges, Breakthroughs, and Best Practices, https://www.slideshare.net/CiscoBusinessInsights/journey-to-iot-value-76163389, https://newsroom.cisco.com/c/r/newsroom/en/us/a/y2017/m05/cisco-survey-reveals-close-to-three-fourths-of-iot-projects-are-failing.html
[24]	IoT Analytics, Market Insights for the Internet of Things, February 7, 2023, Global IoT market size to grow 19% in 2023—IoT shows resilience despite economic downturn, https://iot-analytics.com/iot-market-size/
[25]	Markets and Markets, IoT Sensors Market by Sensor Type, Network Technology, Vertical, Application, and Geography – Global Forecast -2026, https://www.marketsandmarkets.com/Market-Reports/sensors-iot-market-26520972.html
[26]

Cision PRNewswire, Research and Markets, Global $664.75 Billion 5G Services Markets to 2028: Rising Need for High Bandwidth to Provide Reliable Communication to IoT Devices is Expected to Boost Overall Market Growth, https://www.prnewswire.com/news-releases/global-664-75-billion-5g-services-markets-to-2028-rising-need-for-high-bandwidth-to-provide-reliable-

communication-to-iot-devices-is-expected-to-boost-overall-market-growth-301432173.html

[27]	CEPro. How Big is the Custom Installation Market?, February 5, 2018, https://www.cepro.com/news/how_big_is_custom_installation_market/

Results of Operations

For the year ended December 31, 2023 compared to the year ended December 31, 2022

Revenue in operating segments is primarily generated from IoT product and IoT project construction and installation services. The following tables summarize revenue from each segment.

	Year Ended December 31, 2023
	Corporate	IoT Products	IoT Installation Services	Total

Revenue	$–	$281,117	$705,538	$986,655
Revenue - related party	–	28,375	37,168	65,543
Total revenue	$–	$309,492	$742,706	$1,052,198

	Year Ended December 31, 2022
	Corporate	IoT Products	IoT Installation Services	Total

Revenue	$–	$51,302	$252,535	$303,837
Revenue - related party	–	41,536	8,246	49,782
Total revenue	$–	$92,838	$260,781	$353,619

Revenue, cost of revenue and gross profit

	For the year ended December 31, 2023	For the year ended December 31, 2022	Increase (Decrease) $
Revenue	$986,655	$303,837	$682,818
Revenue – related party	65,543	49,782	15,761
Total Revenue	1,052,198	353,619	698,579
Cost of revenue	958,413	330,899	627,514
Gross Profit	$93,785	$22,720	$71,065

Our consolidated gross revenue for the years ended December 31, 2023 and 2022 was $1,052,198 and $353,619, respectively, which included revenue from related parties of $65,543 and $49,782, respectively. Revenue for the year ended December 31, 2023 increased $698,579 due to a sales increase from our acquisition of AT Tech Systems and sales increase in AVX sales due to ramping up marketing efforts. This increase of revenue was mainly a result of the increase of IoT Installation Services being bolstered by additional resources such as increased headcount.

Cost of revenue for the year ended December 31, 2023 was $958,413, compared to $330,899 for the year ended December 31, 2022. While the overall cost of revenue increased, as a percent of revenue, costs went down because of higher margin contracts for IoT Installation Services being signed. In addition to the increase in revenue, gross profit increased to $93,785 for the year ended December 31, 2023, compared to $22,720 for the year ended December 31, 2022.

Operating Expenses

The major components of our operating expenses for the years ended December 31, 2023 and 2022 are outlined in the table below:

	For the year ended December 31, 2023	For the year ended December 31, 2022	Increase (Decrease) $
Selling expense	$140,994	$142,372	$(1,378)
Compensation – officers and directors	1,082,775	1,055,133	27,642
Research and development	1,386,810	1,060,385	326,425
Professional fees	705,234	896,385	(191,151)
General and administrative	1,740,779	2,074,091	(333,312)
Total operating expenses	$5,056,592	$5,228,366	$(171,774)

Selling expense for the year ended December 31, 2023 was $140,994, compared to $142,372 for the year ended December 31, 2022. Selling expense incurred was mainly from third party advertising fees. The decrease of selling expense was due to a decrease in advertising fees and trade show expenses.

Compensation – officers and directors were $1,082,775 and $1,055,133 for the years ended December 31, 2023 and 2022, respectively. The increase was due to increase in directors’ stock-based compensation - options.

Research and development costs were $1,386,810 and $1,060,385 for the years ended December 31, 2023 and 2022, respectively. The increase was due to an increase in total number of research and development employee headcount in the Ontario, California headquarters and the Shenzhen, China subsidiary.

Professional fees were $705,234 during the year ended December 31, 2023 compared to $896,385 during the year ended December 31, 2022. The decrease in these professional fees compared to the prior period was due to a decrease in new transaction-based legal paperwork for the Company (as much of this paperwork was completed earlier) and a decrease in employment litigation legal fees.

General and administrative expenses for the year ended December 31, 2023 was $1,740,779, compared to $2,074,091 for the year ended December 31, 2022. The relating decrease was due to the following reasons:

a) Decreased number of general and administrative employees in our headquarters due to outsourcing of work to third parties;

b) Relocated Focus Shenzhen office to lower lease expense; and

c) Obtained better insurance deal from another insurance company.

Other Income (expense)

Other income of $244,665 incurred during the year ended December 31, 2023, primarily consisted of interest income of $38,339, interest expense – related party of $38,333, unrealized gain on marketable equity securities of $8,033, realized loss on marketable equity securities of $2,002, rental income of $160,910 and other income of $77,718. Other income of $278,709 incurred during the year ended December 31, 2022, primarily consisted of interest income of $3,887, forgiveness of debt of $158,547, unrealized loss on marketable equity securities of $42,395, realized loss on marketable equity securities of $21,205, rental income of $166,288 and other income of $13,587.

Net Losses

During the years ended December 31, 2023, and 2022, we incurred net losses of $4,718,142 and $4,926,937 respectively, due to the factors discussed above.

Liquidity and Capital Resources

Working Capital

	December 31, 2023	December 31, 2022
Current Assets	$1,028,278	$4,807,830
Current Liabilities	(1,657,646)	(1,387,239)
Working Capital	$(629,368)	$3,420,591

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

	For the year ended December 31, 2023	For the year ended December 31, 2022
Net cash used in operating activities	$(3,528,762)	$(2,957,983)
Net cash provided by (used in) investing activities	54,146	(211,257)
Net cash used in financing activities	(434,048)	(1,158,547)
Effect of exchange rate	(6,508)	(7,452)
Net change in cash	$(3,915,172)	$(4,335,239)

Cash Flows from Operating Activities

Our net cash outflows from operating activities of $3,528,762 for the year ended December 31, 2023, was primarily the result of our net loss of $4,718,142 and changes in our operating assets and liabilities offset by the add-back of non-cash expenses. The change in operating assets and liabilities includes an increase in accounts receivable of $112,716, decrease in accounts receivable – related party of $34,507, increase in inventory of $178,299, increase in other receivable of $20,519, decrease in prepaid expenses of $45,602, decrease in deposits of $8,336, decrease in operating lease right-of-use asset of $325,329, increase in accounts payable and accrued liabilities of $215,531, increase in other current liabilities of $78,455, and decrease in lease liabilities of $342,732. Non-cash expense included add-backs of $26,631in bad debt expense, $167,983 in depreciation expense, $8,033 in unrealized gain on marketable equity securities, $2,002 in realized loss on marketable equity securities, $431,813 in stock-based compensation – shares, and $515,490 in stock-based compensation – options.

Our net cash outflows from operating activities of $2,957,983 for the year ended December 31, 2022, was primarily the result of our net loss of $4,926,937 and changes in our operating assets and liabilities offset by the add-back of non-cash expenses. The change in operating assets and liabilities includes an increase in accounts receivable of $37,335, increase in accounts receivable – related party of $19,331, increase in inventory of $53,684, decrease in other receivable of $13,057, decrease in prepaid expenses of $158,474, decrease in deposits of $4,035, decrease in operating lease right-of-use asset of $139,754, decrease in accounts payable and accrued liabilities of $21,722, decrease in other current liabilities of $17,135, decrease in lease liabilities of $117,245, and increase in other liabilities of $12,064. Non-cash expense included add-backs of $136,337 in bad debt expense, $166,266 in depreciation expense, $42,395 in unrealized loss on marketable equity securities, $21,205 in realized loss on marketable equity securities, $719,975 in stock-based compensation – shares, $849,043 in stock-based compensation - options, and reduction in inventory fair value net realizable of $27,199.

We expect that cash flows from operating activities may fluctuate in future periods because of a number of factors, including fluctuations in our net revenues and operating results, utilization of new revenue streams, collection of accounts receivable, and timing of billings and payments.

Cash Flows from Investing Activities

For the year ended December 31, 2023, we had cash inflow from investing activities of $54,146. That was primarily the result from the purchase of property and equipment of $20,620, purchase of marketable securities of $43,644 and proceeds from sales of marketable securities of $118,410. For the year ended December 31, 2022, we had cash outflow from investing activities of $211,257. That was primarily the result from the purchase of property and equipment of $42,187, purchase of marketable securities of $768,949 and proceeds from sales of marketable securities of $599,879.

Cash Flows from Financing Activities

For the year ended December 31, 2023, cash outflows from financing activities of $434,048. That was primarily the result from related party loan of $1,000,000, and purchases of treasury stock of $1,434,048. For the year ended December 31, 2022, cash outflows from financing activities of $1,158,547. That was primarily the result from purchase of treasury stock of $1,000,000 and forgiveness of debt of $158,547.

Going Concern

The Company has assessed its ability to continue as a going concern for a period of one year from the date of the issuance of these unconsolidated financial statements. The Company has a net loss of $4,718,142 and $4,926,937 for the years ended December 31, 2023 and 2022, respectively. In addition, the Company had an accumulated deficit of $22,582,170 and $17,864,028 as of December 31, 2023 and 2022, respectively, and negative cash flow from operating activities of $3,528,762 and $2,957,983 for the years ended December 31, 2023 and 2022, respectively. Substantial doubt about the Company’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the Company will be unable to meet its obligations as they become due within one year from the financial statement issuance date. The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern. The Company currently suffered recurring loss from operations, generated negative cash flow from operating activities, has an accumulated deficit and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These conditions raise substantial doubt as to its ability to continue as a going concern. These consolidated financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

At December 31, 2023, the Company had cash and cash equivalents, and short-term investments, in the amount of $464,989. The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future and raising additional capital to meet its obligations and repay its liabilities arising from normal business operations when they come due. Since inception, the Company has funded its operations primarily through equity and debt financings, and it expects to continue to rely on these sources of capital in the future. In addition, subsequent to year end, the Company has entered into an agreement to sell its Land and Buildings which upon completion, will provide additional working capital to the Company. No assurance can be given that the sale of the land and building will occur, or any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in case of equity financing, or grant unfavorable terms in future licensing agreements.

Related Party Loan

On August 3, 2023, the Company submitted a written consent, and the Board approved a loan amount between $1 million and $5 million. On September 7, 2023, the Company entered into a loan agreement with Golden Sunrise Investment LLC in the amount of $1,000,000. This loan is secured against the Company’s property, which serves as collateral, with a net book value of $4.5 million pledged. At the time of entering the loan agreement, Golden Sunrise Investment LLC was owned by two of the Company’s shareholders who collectively owned approximately 19% of the Company’s outstanding shares. The loan has an annual interest rate of 12% and the principal amount has a due date of September 7, 2024. The interest expense amount was $38,333 for the year ended December 31, 2023. There was no accrued interest as of December 31, 2023, and the total principal outstanding loan amount was $1,000,000 as of December 31, 2023. As a note, the interest rate increases to 15% as of the due date of loan on any unpaid principal balance outstanding.

Off-Balance Sheet Arrangements

As of December 31, 2023, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation SK.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FOCUS UNIVERSAL INC. AND SUBSIDIARY

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Focus Universal Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Focus Universal Inc. and Subsidiaries (the “Company”) as of December 31, 2023, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has experienced negative cash flows from operating activities that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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

Our audit procedures included, among others, understanding the process relating to management’s revenue recognition process, examining transaction related documents, testing of calculated percentage of completion of recorded revenue, and testing of receivables at balance sheet date including testing of subsequent collections.

We have served as the Company’s auditor since 2023.

Weinberg & Company, P.A.

April 1, 2024

Los Angeles, CA.

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

/s/ Reliant CPA PC

Reliant CPA PC

We have served as the Company’s auditor since 2023

Newport Beach, CA

March 31, 2023

FOCUS UNIVERSAL INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2023	2022

ASSETS
Current Assets:
Cash	$428,254	$4,343,426
Accounts receivable, net	164,398	78,313
Accounts receivable – related party	–	34,507
Inventories	282,071	103,772
Other receivables	20,519	–
Prepaid expenses	96,301	142,342
Marketable securities	36,735	105,470
Total Current Assets	1,028,278	4,807,830

Property and equipment, net	4,080,663	4,228,630
Operating lease right-of-use asset	201,048	253,336
Deposits	24,135	33,264

Total Assets	$5,334,124	$9,323,060

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$482,523	$267,685
Treasury stock payable	–	1,000,000
Related party loan	1,000,000	–
Other current liabilities	84,951	6,496
Lease liability, current portion	90,172	113,058
Total Current Liabilities	1,657,646	1,387,239

Non-Current Liabilities:
Lease liability, less current portion	118,517	165,952
Other liability	12,335	12,335
Total Non-Current Liabilities	130,852	178,287

Total Liabilities	1,788,498	1,565,526

Contingencies (Note 12)	–	–

Stockholders' Equity:
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 64,771,817 and 65,296,383 shares issued and outstanding as of December 31, 2023 and 2022, respectively	64,771	65,297
Treasury stock (1,163,040 and 600,000 shares held at December 31, 2023 and 2022, respectively)	(434,048)	(2,000,000)
Additional paid-in capital	26,436,161	27,514,733
Shares to be issued, common shares (41,643 and 16,875 shares at December 31, 2023 and 2022, respectively)	74,476	48,075
Accumulated deficit	(22,582,170)	(17,864,028)
Accumulated other comprehensive loss	(13,564)	(6,543)
Total Stockholders' Equity	3,545,626	7,757,534

Total Liabilities and Stockholders' Equity	$5,334,124	$9,323,060

The accompanying notes are an integral part of these consolidated financial statements.

FOCUS UNIVERSAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2023	2022
Revenue	$986,655	$303,837
Revenue - related party	65,543	49,782
Total Revenue	1,052,198	353,619

Cost of revenue	958,413	330,899

Gross Profit	93,785	22,720

Operating Expenses
Selling expense	140,994	142,372
Compensation - officers and directors	1,082,775	1,055,133
Research and development	1,386,810	1,060,385
Professional fees	705,234	896,385
General and administrative	1,740,779	2,074,091
Total Operating Expense	5,056,592	5,228,366

Loss from Operations	(4,962,807)	(5,205,646)

Other Income (Expense):
Interest income, net	38,339	3,887
Interest expense - related party	(38,333)	–
Forgiveness of debt	–	158,547
Unrealized gain (loss) on marketable equity securities	8,033	(42,395)
Realized loss on marketable equity securities	(2,002)	(21,205)
Rental income	160,910	166,288
Other income	77,718	13,587
Total other income	244,665	278,709

Net Loss	$(4,718,142)	$(4,926,937)

Other comprehensive items
Foreign currency translation loss	(7,021)	(6,539)

Total comprehensive loss	$(4,725,163)	$(4,933,476)

Weight Average Number of Common Shares Outstanding: Basic and Diluted	60,314,871	65,119,620

Net Loss per common share: Basic and Diluted	$(0.08)	$(0.08)

The accompanying notes are an integral part of these consolidated financial statements.

FOCUS UNIVERSAL INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2023 and 2022

	Common stock		Treasury stock	Additional Paid-In	Shares to be issued Common	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
Description	Shares	Amount	Amount	Capital	Shares	Deficit	Loss	Equity
Balance - December 31, 2021*	64,889,612	$64,890	$–	$24,071,444	$1,922,753	$(12,937,091)	$(4)	$13,121,992

Stock based compensation - options	82,347	82	–	848,961	–	–	–	849,043

Stock based compensation - shares	93,750	94	–	663,806	48,075	–	–	711,975

Purchase of treasury stock	–	–	(2,000,000)	–	–	–	–	(2,000,000)

Common stock issued for this period services	1,346	1	–	7,999	–	–	–	8,000

Common stock issued for prior services	47,604	48	–	146,661	(146,709)	–	–	–

Shares issued for cashless exercise of warrants	181,724	182	–	1,775,862	(1,776,044)	–	–	–

Other comprehensive loss	–	–	–	–	–	–	(6,539)	(6,539)

Net loss	–	–	–	–	–	(4,926,937)	–	(4,926,937)

Balance – December 31, 2022*	65,296,383	$65,297	$(2,000,000)	$27,514,733	$48,075	$(17,864,028)	$(6,543)	$7,757,534

Stock based compensation - options	–	–	–	515,490	–	–	–	515,490

Stock based compensation - cashless exercise option	10,857	10	–	(10)	–	–	–	–

Stock based compensation - shares	62,250	62	–	405,350	26,401	–	–	431,813

Purchase of treasury stock	–	–	(469,048)	–	–	–	–	(469,048)

Retirement of treasury stock	(600,000)	(600)	2,000,000	(1,999,400)	–	–	–	–

Amendment stock purchase agreement – treasury stock	–	–	35,000	–	–	–	–	35,000

Issued stock dividend	2,327	2	–	(2)	–	–	–	–

Other comprehensive loss	–	–	–	–	–	–	(7,021)	(7,021)

Net loss	–	–	–	–	–	(4,718,142)	–	(4,718,142)

Balance – December 31, 2023	64,771,817	$64,771	$(434,048)	$26,436,161	$74,476	$(22,582,170)	$(13,564)	$3,545,626

*Retroactively applied to the stock split

The accompanying notes are an integral part of these consolidated financial statements.

FOCUS UNIVERSAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2023	2022
Cash flows from operating activities:

Net Loss	$(4,718,142)	$(4,926,937)
Adjustments to reconcile net loss to net cash from operating activities:
Bad debt expense	26,631	136,337
Inventories fair value net realizable	–	(27,199)
Depreciation expense	167,983	166,266
Unrealized (gain) or loss on marketable equity securities	(8,033)	42,395
Realized loss on marketable equity securities	2,002	21,205
Stock-based compensation - shares	431,813	719,975
Stock based compensation - options	515,490	849,043
Changes in operating assets and liabilities:
Accounts receivable	(112,716)	(37,335)
Accounts receivable - related party	34,507	(19,331)
Inventories	(178,299)	(53,684)
Other receivable	(20,519)	13,057
Prepaid expenses	45,602	158,474
Deposit	8,336	4,035
Operating lease right-of-use asset	325,329	139,754
Accounts payable and accrued liabilities	215,531	(21,722)
Other current liabilities	78,455	(17,135)
Lease liabilities	(342,732)	(117,245)
Other liabilities	–	12,064
Net cash flows used in operating activities	(3,528,762)	(2,957,983)

Cash flows from investing activities:
Purchase of property and equipment	(20,620)	(42,187)
Purchase of marketable securities	(43,644)	(768,949)
Proceeds from sales of marketable securities	118,410	599,879
Net cash flows provided by (used in) investing activities	54,146	(211,257)

Cash flows from financing activities:
Proceeds from related party loan	1,000,000	–
Forgiveness of debt	–	(158,547)
Purchase of treasury stock	(1,434,048)	(1,000,000)
Net cash flows used in financing activities	(434,048)	(1,158,547)

Effect of exchange rate	(6,508)	(7,452)

Net change in cash	(3,915,172)	(4,335,239)

Cash beginning of year	4,343,426	8,678,665

Cash end of year	$428,254	$4,343,426

Supplemental cash flow disclosure:
Cash paid for income taxes	$–	$–
Cash paid for interest	$13,142	$12,164

Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$273,041	$–
Cashless exercise of options	$41,401	$–

The accompanying notes are an integral part of these consolidated financial statements.

FOCUS UNIVERSAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Note 1 – Organization and Operations

Focus Universal Inc. (“Focus”) was incorporated under the laws of the State of Nevada on December 4, 2012 (“Inception”). It is a universal smart instrument developer and manufacturer, headquartered in Ontario, California, specializing in the development and commercialization of novel and proprietary universal smart technologies and instruments. Focus Universal Inc. is also a provider of patented hardware and software design technologies for Internet of Things (“IoT”) and 5G. The company has developed five disruptive patented technology platforms with 26 patents and patents pending in various phases and 8 trademarks pending in various phases to solve the major problems facing hardware and software design and production within the industry today. These technologies combined to have the potential to reduce costs, product development timelines and energy usage while increasing range, speed, efficiency, and security. The smartphone or other mobile device, foundation, and sensor readouts together perform the functions of many traditional scientific and engineering instruments and are intended to replace the traditional, wired stand-alone instruments at a fraction of their cost.

The company has multiple subsidiary units, including Perfecular Inc. (“Perfecular”), AVX Design and Integration Inc. (“AVX,” also doing business as Smart AVX (“Smart AVX”)), Focus Universal (Shenzhen) Technology Company LTD (“Focus Shenzhen”), Lusher Bioscientific, Inc. (“Lusher”), and AT Tech Systems LLC (“AT Tech LLC”). Perfecular Inc. a wholly owned subsidiary of Focus, was founded in September 2009 and is headquartered in Ontario, California, and is engaged in designing certain digital sensor products and sells a broad selection of horticultural sensors and filters in North America and Europe. AVX, incorporated on June 16, 2000 in the state of California, is an internet of IoT installation and management company specializing in high performance and easy to use audio/video systems, home theaters, lighting control, automation and integration. Services provided by AVX include full integration of houses, apartments, commercial complexes, office spaces with audio, visual and control systems to fully integrate devices in the low voltage field, specializing in high end residential smart IoT install projects in areas throughout the Southern California area. AVX’s services also include partial equipment upgrade and installation. AVX also markets and sells our IoT Products, such as high end LED, live wall panel products and cameras, under the Smart AVX name.

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

Segment Reporting

The Company currently has two operating segments. In accordance with ASC 280, Segment Reporting (“ASC 280”), the Company considers operating segments to be components of the Company’s business for which separate financial information is available and evaluated regularly by Management in deciding how to allocate resources and to assess performance. Management reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. Accordingly, the Company has determined that it has three operating and reportable segments. The Company consists of three types of operations. (1) Focus and Focus Shenzhen collectively operate our “Corporate and R&D” segment, which involves the non-specific financing, executive expense, operations and investor relations of our public entity, and the general shared management and costs across the Company’s subsidiaries that spread across all functional categories and research and development of technology products. (2) Perfecular, AVX (doing business as and branded under Smart AVX) and Lusher jointly operate the “IoT Products” segment, which involves the wholesale, marketing, and production of our universal smart instruments and devices in the hydroponic and controlled agriculture segments and of our smart products into the commercial and home automation sectors. (3) AVX (exclusive of the smart IoT Products sales under Smart AVX) and AT Tech Systems cooperatively run our “IoT Installation Services” segment, which handles our IoT installation and management business specializing in high performance and easy to use audio/video systems, home theaters, lighting control, automation, and integration.

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

The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. Significant estimates in the accompanying financial statements include the useful lives of property and equipment, allowance for doubtful accounts, inventory reserves, accruals for potential liabilities, assumptions made in valuing stock instruments issued for services, and the valuation allowance on deferred tax assets. The Company regularly evaluates its estimates and assumptions.

Cash

The Company considers all highly liquid investments with a maturity of three months or less to be cash. At times, such investments may be in excess of Federal Deposit Insurance Corporation (FDIC) insurance limit. As of December 31, 2023 and 2022, approximately $0 and $3,120,763 of the Company’s cash was not insured by the FDIC. There were no cash equivalents held by the Company at December 31, 2023 and 2022.

Accounts Receivable

The Company grants credit to clients that sell the Company’s products or engage in construction service under credit terms that it believes are customary in the industry and do not require collateral to support customer receivables. The accounts receivable balances are generally collected within 30 to 90 days of the product sale.

Allowance for doubtful accounts

The Company estimates an allowance for doubtful accounts based on historical collection trends and review of the current status of trade accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. As of December 31, 2023 and 2022, allowance for doubtful accounts amounted to $249,603 and $222,972, respectively.

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

Long-Lived Assets

The Company applies the provisions of FASB ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Long-term assets of the Company are reviewed when circumstances warrant as to whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. Based on its review at December 31, 2023 and 2022, the Company believes there was no impairment of its long-lived assets.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the warrants is estimated using a Black-Scholes pricing model. The Company does not have any outstanding warrants as of December 31, 2023 and 2022, respectively.

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

To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

☐	Level 1: Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

☐	Level 2: Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

☐	Level 3: Pricing inputs that are generally unobservable inputs and not corroborated by market data.

The following table summarize financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 and 2022:

	December 31, 2023
	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
Assets
Marketable securities:
Stock	$36,735	$–	$–	$36,735
Total assets measured at fair value	$36,735	$–	$–	$36,735

	December 31, 2022
	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
Assets
Marketable securities:
Stock	$105,470	$–	$–	$105,470
Total assets measured at fair value	$105,470	$–	$–	$105,470

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts receivable, inventories, other receivable, prepaid expenses, deposit, accounts and accrued expenses, payable, treasury stock payable, other current liabilities, customer deposit, approximate their fair value because of the short maturity of those instruments.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated. We believe the related party loan approximates its fair value based on interest rate of the loan.

However, it is not practical to determine the fair value of advances from stockholders, if any, due to their related party nature.

Comprehensive Income (Loss)

Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income (loss) as these amounts are recorded directly as an adjustment to stockholders’ equity. The Company other comprehensive loss for the years ended December 31, 2023 and 2022 was comprised of foreign currency translation adjustments.

Revenue Recognition

Revenue from the Company is recognized under Topic 606 in a manner that reasonably reflects the delivery of its services and products to customers in return for expected consideration and includes the following elements:

☐	executed contracts with the Company’s customers that it believes are legally enforceable;

☐	identification of performance obligations in the respective contract;

☐	determination of the transaction price for each performance obligation in the respective contract;

☐	Allocation of the transaction price to each performance obligation; and

☐	recognition of revenue only when the Company satisfies each performance obligation.

These five elements, as applied to each of the Company’s revenue category, is summarized below:

☐	Product sales – revenue is recognized at the time of sale upon the delivery of the equipment to the customer and completion of performance obligation.

☐	Service sales – revenue is recognized based on the service been provided and the agreed upon performance obligation has been completed to the customer.

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

A summary of our revenue by product type for the fiscal years ended December 31, 2023 and 2022 is as follows:

	December 31, 2023	December 31, 2022
IoT Products	$309,492	$92,838
IoT Project Construction and Installation Services	742,706	260,781
Total	$1,052,198	$353,619

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

Income taxes are accounted for using the asset and liability method. Deferred income taxes are provided for temporary differences in recognizing certain income, expense and credit items for financial reporting purposes and tax reporting purposes. Such deferred income taxes primarily relate to the difference between the tax basis of assets and liabilities and their financial reporting amounts. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates applicable to the future years in which deferred tax assets or liabilities are expected to be settled or realized. There was no material deferred tax asset or liabilities as of December 31, 2023 and 2022.

As of December 31, 2023 and 2022, the Company did not identify any material uncertain tax positions.

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

Year ended December 31,	2023	2022
Stock options	513,874	458,424
Total	513,874	458,424

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

	Average Rate for the Year Ended December 31,
	2023		2022
China Yuan (RMB)	RMB	7.0714	RMB	6.7263
United States Dollar ($)		$1.0000		$1.0000

	Exchange Rate at
	December 31, 2023		December 31, 2022
China Yuan (RMB)	RMB	7.0698	RMB	6.8973
United States Dollar ($)		$1.0000		$1.0000

Going Concern

The Company has assessed its ability to continue as a going concern for a period of one year from the date of the issuance of these unconsolidated financial statements. The Company has a net loss of $4,718,142 and $4,926,937 for the years ended December 31, 2023 and 2022, respectively. In addition, the Company had an accumulated deficit of $22,582,170 and $17,864,028 as of December 31, 2023 and 2022, respectively, and negative cash flow from operating activities of $3,528,762 and $2,957,983 for the years ended December 31, 2023 and 2022, respectively. Substantial doubt about the Company’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the Company will be unable to meet its obligations as they become due within one year from the financial statement issuance date. The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern. The Company currently suffered recurring loss from operations, generated negative cash flow from operating activities, has an accumulated deficit and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These conditions raise substantial doubt as to its ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

At December 31, 2023, the Company had cash and cash equivalents, and short-term investments, in the amount of $464,989. The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future and raising additional capital to meet its obligations and repay its liabilities arising from normal business operations when they come due. Since inception, the Company has funded its operations primarily through equity and debt financings, and it expects to continue to rely on these sources of capital in the future. In addition, subsequent to year end, the Company has entered into an agreement to sell its Land and Buildings which upon completion, will provide additional working capital to the Company. No assurance can be given that the sale of the land and building will occur, or any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in case of equity financing, or grant unfavorable terms in future licensing agreements.

Note 3 – Recent Accounting Pronouncement

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, (Topic 326), Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments which amends the current accounting guidance and requires the use of the new forward-looking “expected loss” model, rather than the “incurred loss” model, which requires all expected losses to be determined based on historical experience, current conditions and reasonable and supportable forecasts. This guidance amends the accounting for credit losses for most financial assets and certain other instruments including trade and other receivables, held-to-maturity debt securities, loans and other instruments. In November 2019, the FASB issued ASU No. 2019-10 to postpone the effective date of ASU No. 2016-13 for public business entities eligible to be smaller reporting companies defined by the Securities and Exchange Commission to fiscal years. The Company adopted ASU No. 2016-13 on January 1, 2024 which did not have a material impact on its financial position and results of operations.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expense categories that are regularly provided to the chief operating decision maker and included in each reported measure of a segment’s profit or loss. The update also requires all annual disclosures about a reportable segment’s profit or loss and assets to be provided in interim periods and for entities with a single reportable segment to provide all the disclosures required by ASC 280, Segment Reporting, including the significant segment expense disclosures. This standard will be effective for the Company on January 1, 2024 and interim periods beginning in fiscal year 2025, with early adoption permitted. The updates required by this standard should be applied retrospectively to all periods presented in the financial statements. The Company does not expect this standard to have a material impact on its results of operations, financial position or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

Note 4 – Inventory

At December 31, 2023 and 2022, inventory consisted of the following:

	December 31, 2023	December 31, 2022
Parts	$1,051	$3,767
Finished goods	281,020	100,005
Inventories	$282,071	$103,772

Note 5 – Property and Equipment

At December 31, 2023 and 2022, property and equipment consisted of the following:

	December 31, 2023	December 31, 2022
Warehouse	$3,789,773	$3,789,773
Land	731,515	731,515
Building improvement	240,256	240,256
Furniture and fixture	39,223	37,785
Equipment	119,556	101,076
Software	1,995	1,995
Total cost	4,922,318	4,902,400
Less accumulated depreciation	(841,655)	(673,770)
Property and equipment, net	$4,080,663	$4,228,630

Depreciation expense for the years ended December 31, 2023 and 2022 amounted to $167,983 and $166,266, respectively.

Note 6– Related Party Transactions

Revenue generated from Vitashower Corp., a company owned by the Chief Executive Officer’s wife, amounted to $0 and $41,536 for the years ended December 31, 2023 and 2022, respectively. The accounts receivable balance due from Vitashower Corp. amounted to $0 and $34,507 as of December 31, 2023 and 2022, respectively.

Service revenue generated from the installation of home security equipment by AT Tech and AVX for one of the Company’s directors, amounted to $65,543 and $8,246 for the year ended December 31, 2023 and 2022, respectively.

Note 7 – Related Party Loan

On August 3, 2023, the Company submitted a written consent, and the Board approved a loan amount between $1 million and $5 million. On September 7, 2023, the Company entered into a loan agreement with Golden Sunrise Investment LLC in the amount of $1,000,000. This loan is secured against the Company’s property, which serves as collateral, with a net book value of $4.5 million pledged. At the time of entering the loan agreement, Golden Sunrise Investment LLC was owned by two of the Company’s shareholders who collectively owned approximately 19% of the Company’s outstanding shares. The loan has an annual interest rate of 12% and the principal amount has a due date of September 7, 2024. The interest expense amount was $38,333 for the year ended December 31, 2023. There was no accrued interest as of December 31, 2023, and the total principal outstanding loan amount was $1,000,000 as of December 31, 2023. The interest rate increases to 15% as of the due date of loan on any unpaid principal balance outstanding.

Note 8 – Business Concentration and Risks

Major customers

One customer accounted for 43% of the total accounts receivable as of December 31, 2023, and this customer accounted for 22% of the total revenue as of December 31, 2023.

Four customers accounted for 11% of the total accounts receivable as of December 31, 2022, and those customers accounted for 49% of total revenue for the year ended December 31, 2022.

Major vendors

No major vendor accounted more than 10% of total purchases during the year ended December 31, 2023, One vendor, Tianjin Guanglee, accounted for 65% of total accounts payable as of December 31, 2022; and this vendor accounted for 22% of total purchases during the year ended December 31, 2022. Of subsequent note, Tianjin Guanglee was once owned by the Chief Executive Officer, as fully disclosed in our annual report in 2017. In 2018, the Chief Executive Officer transferred ownership of the entity to an unrelated third party in a transaction not considered a related party transaction per the relevant guidelines.

Note 9 – Leases

The Company recorded its operating lease cost of $143,097 and $209,738 for the years ended December 31, 2023 and 2022, respectively. This is included in general and administrative expenses.

On December 7, 2021, Focus Shenzhen entered into a thirty-eight month commercial lease with a third party for an approximately 5,895 square foot office space. The lease commenced on December 25, 2021 and was scheduled to end on February 28, 2025. The monthly rent was RMB70,097 (approximately $9,915) with approximately an 11.1% to 12.5% increase rate in each additional year. The incremental borrowing rate for a lease is the rate of interest the Company would have to pay on a collateralized basis to borrow an amount equal to the lease payments for the asset under similar terms, which is 10%. Lease expense for this lease is recognized on a straight-line basis over the lease term. This lease was terminated on February 22, 2023.

On January 16, 2023, Focus Shenzhen entered into a thirty-six month commercial lease with a third party for an approximately 2,017 square foot office space. The lease commenced on February 1, 2023 and will end on January 31, 2026. The monthly rent is RMB29,974 (approximately $4,240) with approximately an 11.1% to 12.5% increase rate in each additional year. The incremental borrowing rate for a lease is the rate of interest the Company would have to pay on a collateralized basis to borrow an amount equal to the lease payments for the asset under similar terms, which is 10%. Lease expense for this lease is recognized on a straight-line basis over the lease term.

On February 22, 2023, Focus Shenzhen entered into a thirty-six month commercial lease with a third party for an approximately 3,449 square foot office space. The lease commenced on March 31, 2023 and will end on February 28, 2026. The monthly rent is RMB35,246 (approximately $4,985) with approximately an 11.1% to 12.5% increase rate in each additional year. The incremental borrowing rate for a lease is the rate of interest the Company would have to pay on a collateralized basis to borrow an amount equal to the lease payments for the asset under similar terms, which is 10%. Lease expense for this lease is recognized on a straight-line basis over the lease term.

Operating lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. As of December 31, 2023 and 2022, operating lease right-of use assets and lease liabilities were as follows:

	December 31, 2023	December 31, 2022
Operating lease right-of-use assets	$273,041	$353,074
Amortization	(71,993)	(99,738)
Operating lease right-of-use assets, net	$201,048	$253,336
Lease liabilities, current portion	$90,172	$113,058
Lease liabilities, less current portion	$118,517	$165,952

Lease term and discount rate:

	December 31, 2023	December 31, 2022
Weighted average remaining lease term
Operating lease	2.08 to 2.25 years	2.17 years
Weighted average discount rate
Operating lease	10%	10%

The minimum future lease payments are as follows:

Amount
Year ending December 31, 2024	$104,767
Year ending December 31, 2025	114,641
Year ending December 31, 2026	8,480
Total minimum lease payment	227,888
Less: imputed interest	(19,199)
Present value of future minimum lease payments	$208,689

Note 10 – Stockholders’ Equity

Shares authorized

At formation, the total number of shares of all classes of stock that the Company is authorized to issue is seventy-five million (75,000,000) shares of common stock, par value $0.001 per share.

Common stock

On March 23, 2023, the Company issued a fifty percent (50%) stock dividend of the Company’s common stock to its shareholders for a stock dividend of one share of common stock for every two shares of common stock held.

On February 13, 2023, the Company issued 62,250 shares (for consideration of $357,340, based on their fair value on grant date) to employees based on their Restricted Stock Award Agreements (see Employee stock-based compensation below). As of December 31, 2023, there was unvested amortization of 153,000 shares which will be amortized to expense over the next three years.

On February 21, 2023, the Company issued 10,857 shares to a prior board member who exercised his options with cashless exercise.

On April 3, 2023, the Company issued 2,327 shares to round up the stock dividend effective on March 23, 2023.

On April 4, 2022, the Company issued 181,724 shares of its common stock to Boustead Securities LLC (“Boustead”), which were for the warrants exercised by Boustead on September 7, 2021. The warrants were issued to Boustead in connection with the Company’s initial public offering with an exercise price of $4.25. The shares issued to Boustead were valued at $1,776,044 upon the cashless exercise option of the warrants.

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

On August 22, 2022, the Company issued 93,750 shares (value of $642,789, based on their share price on grant date of $7.44) to employees based on the Restricted Stock Award Agreement (see Employee stock-based compensation).

Treasury stock

On August 10, 2022, the Company entered a stock purchase agreement (the “Stock Purchase Agreement”) with a private shareholder to repurchase 400,000 shares (600,000 shares after a fifty percent stock dividend adjustment on March 23, 2023) of its common stock for $2,000,000. The private shareholder transferred the shares on October 4, 2022, forming a binding agreement, which the Company placed in treasury; and on October 6, 2022, the Company wired the first $1,000,000 of the purchase price. Subsequently, on July 14, 2023, the Company entered into an amendment to the Stock Purchase Agreement that increased the number of shares of its common stock the Company would purchase to 1,300,000 shares and revised the total purchase price of the shares to $1,965,000 resulting in a $35,000 change in our obligation to purchase Treasury stock. The remaining $965,000 was paid on July 14, 2023. Upon receipt of the additional 900,000 shares, the Company also placed them in treasury. As of January 17, 2023, the Company retired the initial 400,000 shares (600,000 shares after a fifty percent stock dividend adjustment on March 23, 2023) and restored them to the status of authorized and unissued shares.

As part of the Company’s repurchase program, during the year ended December 31, 2023 the Company repurchased 263,040 shares of its common stock for $464,486 in the public market at average price of $1.77 and placed them in treasury.

As of December 31, 2023 and 2022, the Company had 1,163,040 and 600,000 treasury shares, respectively. The intention of the Company is to retire the additional 900,000 shares obtained pursuant to the amendment to the Stock Purchase Agreement along with the additional 263,040 shares repurchased during the year ended December 31, 2023.

Employee stock-based compensation

On February 11, 2022 (the “Vesting Date”), the Company entered into a restricted stock award agreement (the “Award Agreement”) with eight employees for 280,000 shares of the Company’s common stock subject to the terms and to the fulfillment of the conditions set forth in the Company’s equity incentive plan. The first 20% of the restricted shares were granted and vested on February 11, 2022. An additional 20% of the restricted shares will vest on each anniversary of the Vesting Date until the fourth anniversary of the Vesting Date. There were 51,000 shares granted as of February 13, 2023. The fair value of the above employee compensation was $357,340 as of December 31, 2023.

In November 2021, the Company entered into a one-year employment agreement with the then VP of Finance and Head of Investor Relations of the Company, pursuant to which the Company awarded a 15,000-share bonus consisting of shares of the Company’s common stock, which will be granted in blocks of 3,750 shares for every quarter certain performance metrics are achieved. The share price will be determined based on the closing price as of the last day of each quarter. Pursuant to the terms of the employment agreement, if the Company determined it was satisfied with the performance of the VP, his position would be promoted to Chief Financial Officer after the one-year anniversary. In November 2022, the Company entered into an amendment agreement to amend the performance metrics and extend the term. As of December 31, 2023, 15,000 shares have vested, collectively valued at $27,862.

In October 2022, the Company entered into an employee agreement with the VP of the Company, pursuant to which the Company awarded a 15,000-share bonus consisting of shares of the Company’s common stock, which will be granted in blocks of 3,750 shares every quarter. As of December 31, 2023, 15,000 shares have vested, collectively valued at $27,861.

During the year ended December 31, 2023, the Company entered into employment contracts with three employees of its engineering staff. These employment contracts contained provisions for a total bonus of restricted stock grants valued at $50,000 based on the share price upon the date of completion of the performance metrics described in the employment contracts. The fair value of the above employee compensation was $18,750 (approximately 11,643 shares) as of December 31, 2023.

During the years ended December 31, 2023 and 2022, the total employee stock-based compensation amount for all employees in the company was $431,813 and $711,975, respectively.

Stock options

On December 30, 2022, each member of the Board was granted 22,500 options to purchase shares at $4.27 per share with a fair value of $533,611. These shares fully vested during 2023.

As of December 31, 2023, there were 513,874 options granted, 513,874 options vested, 0 options unvested, and 513,874 outstanding stock options.

For the years ended December 31, 2023 and 2022, the Company’s stock option compensation expenses amounted to $515,490 and $849,043, respectively.

The fair value of the stock options listed above was determined using the Black-Scholes option pricing model with the following assumptions:

December 31, 2023
Risk-free interest rate	3.99%
Expected life of the options	5.5 years
Expected volatility	132.71%
Expected dividend yield	0%

The following is a summary of options activity from December 31, 2021 to December 31, 2023:

	Number of Options	Weighted average exercise price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2021	630,000	$5.82	8.56	–
Vested at December 31, 2021	472,932	$4.80	8.07	–
Exercisable at December 31, 2021	472,932	$4.80	8.07	–
Granted	157,500	$6.41	–	–
Exercised	(161,250)	$5.46	–	–
Cancelled or forfeited	(11,189)	$8.86	–	–
Outstanding at December 31, 2022	615,061	$5.93	8.04	–
Vested at December 31, 2022	458,424	$5.87	7.58	–
Exercisable at December 31, 2022	458,424	$5.87	7.58	–
Granted	–	$–	–	–
Exercised	(78,811)	$3.59	–	–
Cancelled or forfeited	(22,376)	$4.27	–	–
Outstanding at December 31, 2023	513,874	$4.05	7.25	–
Vested as of December 31, 2023	513,874	$4.05	7.25	–
Exercisable at December 31, 2023	513,874	$4.05	7.25	–

Note 11 – Segment reporting

The Company currently has two operating segments. First, Focus and Focus Shenzhen collectively operate our “Corporate and R&D” segment, which involves the non-specific financing, executive expense, operations and investor relations of our public entity, and the general shared management and costs across the Company’s subsidiaries that spread across all functional categories and research and development of technology products. Second, Perfecular, AVX (doing business as Smart AVX) and Lusher jointly operate the “IoT Products” segment, which involves the wholesale, marketing, and production of our universal smart instruments and devices in the hydroponic and controlled agriculture segments and of our smart instruments into the commercial and home automation sectors. And third, AVX (exclusive of the smart IoT Products sales under Smart AVX) and AT Tech Systems cooperatively run our “IoT Installation Services” segment, which handles our IoT installation and management business specializing in high performance and easy to use audio/video systems, home theaters, lighting control, automation, and integration.

The following tables summarize the financial information of each operating segment of the Company for the year ended December 31, 2023:

	Year Ended December 31, 2023
	Corporate	IoT Products	IoT Installation Services	Total

Revenue	$–	$281,117	$705,538	$986,655
Revenue - related party	–	28,375	37,168	65,543
Total revenue	–	309,492	742,706	1,052,198

Cost of revenue	–	214,943	743,470	958,413

Gross profit	–	94,549	(764)	93,785

Total operating expense	4,957,244	72,825	26,523	5,056,592

Income (loss) from operations	(4,957,244)	21,724	(27,287)	(4,962,807)

Total other income (expense)	214,225	(5,680)	36,120	244,665

Net income (loss)	$(4,743,019)	$16,044	$8,833	$(4,718,142)

The following tables summarize the financial information of each operating segment of the Company for the year ended December 31, 2022:

	Year Ended December 31, 2022
	Corporate	IoT Products	IoT Installation Services	Total

Revenue	$–	$51,302	$252,535	$303,837
Revenue - related party	–	41,536	8,246	49,782
Total revenue	–	92,838	260,781	353,619

Cost of revenue	–	84,296	246,603	330,899

Gross profit	–	8,542	14,178	22,720

Total operating expense	4,463,852	449,060	315,454	5,228,366

Loss from operations	(4,463,852)	(440,518)	(301,276)	(5,205,646)

Total other income (expense)	127,165	158,259	(6,715)	278,709

Net loss	$(4,336,687)	$(282,259)	$(307,991)	$(4,926,937)

Note 12 – Commitments and Contingencies

Pending Litigation

On or about April 13, 2020, Ian Patterson, the Chief Operations Officer of AVX resigned from his position. On May 5, 2020, Mr. Patterson filed an action in the Superior Court for the County of Los Angeles, State of California, against the company, et al. The complaint alleges claims including discrimination, wrongful termination, retaliation and various other provisions of the California Labor Code, and various other claims under California state law. Trial for this matter is set for October 30, 2024 and discovery is currently ongoing. AVX intends to contest this matter and disputes that the other defendants are proper parties to the litigation. However, since litigation and investigations are inherently uncertain, the outcome may have a material impact on the Company.

Similarly, on or about April 14, 2020, Devesa Sarria, the Sales and Marketing Director, was terminated. On May 13, 2020, she filed an action in the Superior Court for the County of Los Angeles, State of California. The Complaint alleges claims including discrimination, wrongful termination, retaliation and various other provisions of the California Labor Code, and various other claims under California state law. The complaint seeks unspecified economic and non-economic losses, as well as attorneys’ fees. Trial is set for May 8, 2024. AVX intends to vigorously contest this matter and disputes that the other defendants are proper parties to the litigation. However, since litigation and investigations are inherently uncertain, the outcome may have a material impact on the Company.

Note 13 – Income taxes

The United States of America

The Company is subject to taxation in the United States and certain state jurisdictions. The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 21% to the net loss before provision for income taxes. Accordingly, the Company reevaluated its deferred tax assets on net operating loss carryforward in the U.S. As of December 31, 2023, due to uncertainties surrounding future utilization, the Company recorded a full valuation allowance against the deferred tax assets based upon management’s assessment as to their realization.

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

A reconciliation of the federal statutory income tax to our effective income tax is as follows:

	2023	2022
Federal statutory rates	$(991,000)	$(1,034,596)
State income taxes	(313,000)	(435,516)
Foreign income taxes	(46,000)	(129,904)
Permanent differences	–	(86)
Valuation allowance against net deferred tax assets	1,350,000	1,600,102
Effective rate	$–	$–

The tax effect of temporary differences that give rise to a significant portion of the deferred tax assets and liabilities at December 31, 2023 and 2022 is presented below:

	2023	2022
Deferred income tax asset
Net operating loss carryforwards	$6,612,282	$5,261,884
Interest	43,872	43,786
Total deferred income tax asset	6,656,154	5,305,670
Less: valuation allowance	(6,656,154)	(5,305,670)
Total deferred income tax asset	$–	$–

The Company recognizes valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company’s net deferred income tax asset is not more likely than not to be realized due to the lack of sufficient sources of future taxable income and cumulative losses that have resulted over the years. During the year ended December 31, 2023 the valuation allowance increased by $1,350,484.

As of December 31, 2023, we had cumulative net operating loss carryforwards for federal and state income tax purposes of $22,434,632, and available tax credit carryforwards of approximately $4,354,568 for federal income tax purposes, which can be carried forward to offset future taxable income. The federal net operating loss carryforwards consists of $17,195,453 of losses incurred prior to January 1, 2023 and which can be used to offset 100% of future taxable income and, $3,540,588 of losses incurred after January 1, 2023, which can be used to offset up to 80% of taxable income in subsequent years.

Note 14 – Subsequent Events

On January 2, 2024, the board of directors of the Company authorized the Company to enter into a revolving credit facility or series of promissory notes of up to $5 million with one or more lenders. The Company accepted the first $300,000 tranche on January 9, 2024 (the “Loan”) with a third-party private lender (the “Lender”) whereby the Lender loaned $300,000 to the Company (the “Principal Amount”). The Loan has an annual 3% compound interest rate and note payment begin on February 4, 2024 (“Due Date”) whereby the Company will pay Lender in 12 equal payments of $25,408.11 beginning on the Due Date. On January 9, 2024, the Lender transferred the Principal Amount to the Company.

On February 22, 2024, Focus Universal Inc. (the “Company”) entered into an agreement (the “Agreement”) with 620Magnolia LLC (the “Buyer”) to sell and leaseback the Company’s warehouse located at 2311 E. Locust Street, Ontario, California 91761 (the “Property”). The purchase price for the Property is $7,100,000 with $3,550,000 paid directly to the Company in cash, and the remaining $3,550,000 to be financed by the Buyer and paid to the Company upon approval of the financing. The Agreement allows for a contingency period of thirty-five days and includes a requirement for Buyer to deposit $100,000 into escrow, which has been satisfied. Additional contingencies are set forth in the Agreement and the closing date will occur 30 days after their satisfaction or waiver.

In addition, on February 22, 2024, the Company entered into a Standard Industrial/Commercial Single-Tenant Lease (the “Lease”) with the Buyer to lease the Property for two years commencing at the close of escrow and ending on April 30, 2026. Base monthly rent is $39,585, with a total of $316,680 due upon execution of the lease.

On March 5, 2024, the Company entered into an addendum to the loan agreement with Golden Sunrise Investment LLC, a related party obtaining an additional secured loan amount of $300,000 at an annual interest rate of 12%.

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

In connection with the audit of our financial statements as of and for the years ended December 31, 2023 and 2022, we identified significant deficiencies in our internal control over financial reporting and a general understanding of U.S. GAAP. As such, there is a reasonable possibility that a misstatement of our financial statements will not be prevented or detected on a timely basis.

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

55

Item 9B. OTHER INFORMATION

During the quarter ended December 31, 2023, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers, directors and significant employees as of the date of this report:

Name	Position	Age
Dr. Edward Lee*	Director and Chairman	61
Dr. Desheng Wang**	Chief Executive Officer, Secretary, and Director	60
Irving Kau******	Chief Financial Officer	50
Michael Pope****	Director (1)	44
Carine Clark****	Director (1)	61
Sean Warren*****	Director (1)	53

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

Edward Lee

Dr. Edward Lee was appointed President and director on October 21, 2015. On November 15, 2019, Dr. Lee resigned as President and was appointed as Chairman of the Board of Directors. Dr. Lee received his bachelor’s degree in Mathematics at Lanzhou University in 1983, received his master’s degree at University of Science and Technology of China in 1985 and earned his Ph.D. in Mathematics at University of Florida in 1991. Dr. Lee worked as an assistant professor at Tsinghua University in 1986 and National University of Singapore in 1992. Since 1996, Dr. Lee has served as CEO of AIDP, a leading supplier of dietary supplement ingredients, focusing on research and development and marketing and sales of proprietary ingredients like Magtein, KoACT, Predtic X, and Actizin. Dr. Lee is also serving as the Vice Chairperson of the American Chinese CEO Association. Dr. Lee is married to Jennifer Gu, a former director of Focus Universal.

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

Corporate Governance

Our Board of Directors currently consists of seven members. Our Chairperson of the Board of Directors is Dr. Edward Lee. Dr. Edward Lee and Dr. Desheng Wang are the two members of our Board of Directors who are not independent directors. Michael Pope, Sean Warren, and Carine Clark are the three members of our Board of Directors who are independent directors.

Director Attendance at Meetings

Our Board of Directors conducts its business through meetings, both in person and telephonic, and by actions taken by written consent in lieu of meetings. During the year ended December 31, 2023, our Board of Directors held four meetings. All directors attended at least 75% of the meetings of our Board of Directors and of the committees of our Board of Directors on which they served during 2023.

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

The current members of the Audit Committee are directors Michael Pope, the Chairperson of the Audit Committee, Ms. Carine Clark, and Mr. Sean Warren, all of whom have been determined by the Board of Directors to be independent under the NASDAQ listing standards and rules adopted by the SEC applicable to audit committee members. The Board of Directors has determined that Mr. Michael Pope qualifies as an “audit committee financial expert” under the rules adopted by the SEC and the Sarbanes-Oxley Act. The Audit Committee met four times during 2023.

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

The Compensation Committee currently consists of directors Ms. Carine Clark, Mr. Sean Warren, and Mr. Michael Pope. Ms. Carine Clark is the Chairperson of the Compensation Committee. Each of the Compensation Committee members has been determined by the Board of Directors to be independent under NASDAQ listing standards applicable to compensation committee members. The Compensation Committee met four times during 2023.

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

The Nominating and Corporate Governance Committee currently consists of directors Mr. Sean Warren, who is the Chairperson of the committee, Mr. Michael Pope and Ms. Carine Clark. Each of the members of the Nominating and Corporate Governance Committee has been determined by the Board of Directors to be independent under NASDAQ listing standards. The Nominating and Corporate Governance Committee met four times in 2023.

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

Director Independence

Our Company is governed by our Board. Currently, each member of our Board, other than Dr. Edward Lee and Dr. Desheng Wang, are an independent director; and all standing committees of our Board of Directors are composed entirely of independent directors, in each case under NASDAQ’s independence definition applicable to boards of directors. For a director to be considered independent, our Board of Directors must determine that the director has no relationship which, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Members of the Audit Committee also must satisfy a separate SEC independence requirement, which provides that they may not accept directly or indirectly any consulting, advisory or other compensatory fee from us or any of our subsidiaries other than their directors’ compensation. In addition, under SEC rules, an Audit Committee member who is an affiliate of the issuer (other than through service as a director) cannot be deemed to be independent. In determining the independence of members of the Compensation Committee, NASDAQ listing standards require our Board of Directors to consider certain factors, including, but not limited to: (1) the source of compensation of the director, including any consulting, advisory or other compensatory fee paid by us to the director, and (2) whether the director is affiliated with us, one of our subsidiaries or an affiliate of one of our subsidiaries. Under our Compensation Committee Charter, members of the Compensation Committee also must qualify as “outside directors” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), and as “non-employee directors” for purposes of Rule 16b-3 under the Exchange Act. The independent members of the Board of Directors are Michael Pope, Sean Warren, and Carine Clark.

Item 11: EXECUTIVE COMPENSATION

Compensation of Officers

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during 2023 and 2022 awarded to, earned by or paid to our executive officers.

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value & Non-qualified Deferred Compensation Earnings	All Other Compensation	Totals
Position	Year	($)*	($)	($)	($)	(S)	($)	($)	($)
Desheng Wang	2023	122,308	0	0	0	21,000	0	0	143,308
CEO, Secretary and Director	2022	120,000	0	0	0	21,020	0	0	141,020

Irving Kau	2023	203,532	0	0	0	27,863	0	0	231,395
Chief Financial Officer	2022	150,000	0	0	0	10,000	0	0	160,000

Narrative Disclosure Requirement for Summary Compensation Table

Compensation

Dr. Desheng Wang entered into an employment agreement with the Company whereby the Company agreed to pay Dr. Wang a salary of $120,000 per year, payable monthly, for his services as Chief Executive Officer, effective as of November 1, 2018. We have not provided our other named executive officers with perquisites or other personal benefits. Irving Kau was appointed as the Company’s Chief Financial Officer on November 18, 2022. Mr. Kau has executed and employment agreement with the Company, dated November 3, 2021, for the provision of services as VP of Finance. Mr. Kau’s employment agreement included a salary and certain equity incentive. Mr. Kau would receive up to 15,000 shares of the Company’s common stock per year, vesting in 4 installments of 3,750 shares at the end of each calendar quarter, provided that certain metrics are achieved. No other officer or director has formally entered into any compensation arrangement for services provided under consulting agreements or employment agreements.

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

Directors’ Compensation

The persons who served as affiliated members of our Board of Directors, including executive officers, did not receive any compensation for services as directors in 2022 or 2023. As of the date of this report, no director has formally entered into any compensation arrangement for services provided under consulting agreements or employment agreements.

As of the date of this annual report, all directors have been issued 22,500 options per person pursuant to our 2018 Stock Option Plan and such options will vest over a period of one year. In 2022, all independent directors were paid $30,000 cash, except for Sheri Lofgren, Gregory Butterfield, and Sean Warren. Sheri Lofgren received $32,500 for serving as the chair of the audit committee. Gregory Butterfield and Sean Warren received $10,000 and $15,699, respectively, for serving independent board director. Additionally, a company affiliated with Mr. Pope received $20,000 for advisory services in 2022, which included $12,000 in cash and $8,000 in stock. In 2023, all independent directors were paid $40,000 cash, except for Sheri Lofgren. Sheri Lofgren received $20,000 in 2023 for serving independent board director.

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

Executive Officer Outstanding Equity Awards at Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding as of December 31, 2023.

Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned	Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not
Name	Exercisable	Unexercisable	Options (#)	($)	Date	(#)	Vested	Vested	Vested
Edward Lee - Chairman	45,000	–	–	3.80	August 6, 2029	–	–	–	–
	22,500	–	–	2.00	December 10, 2030	–	–	–	–
	22,500	–	–	5.91	December 30, 2031	–	–	–	–
	22,500	–	–	4.27	December 30, 2032	–	–	–	–
Desheng Wang - CEO, Secretary	45,000	–	–	3.80	August 6, 2029	–	–	–	–
	22,500	–	–	2.00	December 10, 2030	–	–	–	–
	22,500	–	–	5.91	December 30, 2031	–	–	–	–
	22,500	–	–	4.27	December 30, 2032	–	–	–	–
Irving Kau - CFO		–	–	–	–	25,000	–	–	–
Jennifer Gu	45,000	–	–	3.80	August 6, 2029	–	–	–	–
	22,500	–	–	2.00	December 10, 2030	–	–	–	–
	22,500	–	–	5.91	December 30, 2031	–	–	–	–
	11,312	–	–	4.27	December 30, 2032	–	–	–	–
Michael Pope	9,375	–	–	5.91	December 30, 2031	–	–	–	–
	22,500	–	–	4.27	December 30, 2032	–	–	–	–
Carine Clark	45,000	–	–	3.80	August 6, 2029	–	–	–	–
	22,500	–	–	2.00	December 10, 2030	–	–	–	–
	22,500	–	–	5.91	December 30, 2031	–	–	–	–
	22,500	–	–	4.27	December 30, 2032	–	–	–	–
Sheri Lofgren	9,375	–	–	5.91	December 30, 2031	–	–	–	–
	11,312	–	–	4.27	December 30, 2032	–	–	–	–
Sean Warren	22,500	–	–	4.27	December 30, 2032	–	–	–	–

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of December 31, 2023: (i) by each of our directors, (ii) by each of the Named Executive Officers, (iii) by all of our executive officers and directors as a group, and (iv) by each person or entity known by us to beneficially own more than five percent (5%) of any class of our outstanding shares. As of December 31, 2023, there were 64,771,817 shares of our common stock outstanding:

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Beneficial Ownership %

Common	Desheng Wang, CEO, and Director	21,596,550	33,43%

Common	Edward Lee, Chairman and Director jointly with Jennifer Gu, Former Director	12,277,500	18.96%

Common	Yan Chen	4,475,342	6.91%

Common	Michael Pope	2,319	*

Common	Irving Kau	17,250	*

(1) Applicable percentage of ownership is based on 64,771,817 shares of common stock outstanding on December 31, 2023.

Percentage ownership is determined based on shares owned together with securities exercisable or convertible into shares of common stock within 60 days of December 31, 2023, for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2023, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Our common stock is our only issued and outstanding class of securities eligible to vote.

As of December 31, 2023, there were 29,478,696 shares of common stock outstanding owned by our officers and directors.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Consulting services provided by the President, Chief Executive Officer, Secretary, Treasurer and Chief Financial Officer for the years ended December 31, 2023 and 2022 were as follows:

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022

President	$0	$0
Chief Executive Officer, Secretary and Treasurer	143,328	141,020
Chief Financial Officer	231,395	37,020
	$374,723	$178,040

Related party Transactions

Revenue generated from Vitashower Corp., a company owned by the Chief Executive Officer’s wife, amounted to $0 and $41,536 for the years ended December 31, 2023 and 2022, respectively. The accounts receivable balance due from Vitashower Corp. amounted to $0 and $34,507 as of December 31, 2023 and 2022, respectively.

Service revenue generated from the installation of home security equipment by AT Tech and AVX for one of the Company’s directors, amounted to $65,543 and $8,246 for the year ended December 31, 2023 and 2022, respectively.

Director Independence

A director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Our director Edward Lee is also our Chairman; our director Desheng Wang is also our Chief Executive Officer. The rest of our directors, excluding Jennifer Gu, are independent directors.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

On January 19, 2023, we changed our independent auditor to Reliant CPA PC (the “Former Auditor”). On January 12, 2024, the Company notified the Former Auditor that the Company is dismissing it as the independent registered public accounting firm of the Company. On January 5, 2024, the Company engaged Weinberg & Company, P.A. (the “New Auditor”) as its independent PCAOB registered public accounting firm for the Company’s fiscal year ended December 31, 2023. The recommendation to engage the New Auditor as the Company’s independent registered public accounting firm was approved by the Company’s Audit Committee and the Company’s Board of Directors as it being in the best interests of the Company.

For the years ended December 31, 2023 and 2022, we incurred fees as discussed below:

	Year ended December 31, 2023		Year ended December 31, 2022

Audit fees		$92,000		$94,000
Audit – related fees	$	Nil	$	Nil
Tax fees	$	Nil	$	Nil
All other fees	$	Nil	$	Nil

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

PART IV

Item 15. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
3.1	Articles of Incorporation, as filed with the SEC on December 26, 2013.
3.2	Amended and Restated Bylaws, as filed with the SEC on October 22, 2019.
10.1	2018 Equity Incentive Plan, as filed with the SEC on December 28, 2018.
10.2	Promissory Note with Chase Bank, dated March 10, 2021 for $108,750 SBA Loan, as filed with the SEC on March 23, 2021.
10.3	Secured Promissory Note with East West Bank, dated January 8, 2021 for $1,500,000, as filed with the SEC on March 23, 2021.
10.4	Loan Agreement with Golden Sunrise Investment LLC, dated March 15, 2021 for $1,500,000, as filed with the SEC on March 23, 2021.
10.5	Company Guarantee Agreement with Golden Sunrise Investment LLC, dated March 15, 2021, as filed with the SEC on March 23, 2021.
10.6	Secured Promissory Note with Golden Sunrise Investment LLC, dated March 15, 2021 for $1,500,000, as filed with the SEC on March 23, 2021.
10.7	Employment Agreement by and between the Company and Irving Kau, dated November 3, 2021, as filed with the SEC on March 31, 2023.
10.8	Amendment to I. Kau Employment Agreement, dated November 21, 2022, as filed with the SEC on March 31, 2023.
10.9	At the Market Sales Agreement, dated December 9, 2022, with Sutter Securities, as filed with the SEC on December 12, 2022.
10.10	Asset Purchase Agreement, dated December 19, 2022 with AT Tech Systems, as filed with the SEC on March 31, 2023.
10.11	Articles of Organization of Lusher Bioscientific, LLC, as filed with the SEC on March 31, 2023.
10.12	Bylaws of Lusher Bioscientific, as filed with the SEC on March 31, 2023.
10.13	Articles of Organization of AT Tech Systems, LLC, as filed with the SEC on March 31, 2023.
10.14	Operating Agreement of AT Tech Systems, LLC, as filed with the SEC on March 31, 2023.
10.15	Loan Agreement with Ziling Gao dated January 4, 2024.*
21.1	List of Subsidiaries.*
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
97.1	Policy for the Recovery of Erroneously Awarded Compensation*
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)**
101.SCH	Inline XBRL Taxonomy Extension Schema Document**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document**
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:April 1, 2024

FOCUS UNIVERSAL INC.

By:	/s/ Desheng Wang
Desheng Wang
Chief Executive Officer, Secretary, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Desheng Wang	Chief Executive Officer, Secretary and Director	April 1, 2024
Desheng Wang

Focus Universal Inc., a Nevada corporation

/s/ Desheng Wang

     By Desheng Wang, its CEO

