Form 10-Q
period 2024-03-31
FOCUS UNIVERSAL INC.
filed 2024-05-15
CIK 1590418

Table of Contents

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2024

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

As of May 15, 2024, registrant had 64,771,817 shares outstanding of the registrant's common stock at a par value of $0.001 per share.

FORM 10-Q

FOCUS UNIVERSAL INC.

2

PART I.  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to Focus Universal Inc.

ITEM 1.  FINANCIAL STATEMENTS

FOCUS UNIVERSAL INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOCUS UNIVERSAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current Assets:
Cash	$78,836	$428,254
Accounts receivable, net	84,164	164,398
Inventory	407,357	282,071
Other receivables	–	20,519
Prepaid expenses	110,236	96,301
Marketable equity securities	35,260	36,735
Total Current Assets	715,853	1,028,278

Property and equipment, net	4,049,652	4,080,663
Operating lease right-of-use asset	176,038	201,048
Deposits	23,655	24,135

Total Assets	$4,965,198	$5,334,124

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$748,023	$482,523
Related party loan	1,300,000	1,000,000
Short-term loan	250,000	–
Other current liabilities	153,908	84,951
Lease liability, current portion	96,517	90,172
Total Current Liabilities	2,548,448	1,657,646

Non-Current Liabilities:
Lease liability, less current portion	43,470	118,517
Other liability	12,335	12,335
Total Non-Current Liabilities	55,805	130,852

Total Liabilities	2,604,253	1,788,498

Contingencies

Stockholders' Equity:
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 64,771,817 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	64,771	64,771
Treasury stock at cost (1,163,040 shares held at March 31, 2024 and December 31, 2023, respectively)	(434,048)	(434,048)
Additional paid-in capital	26,473,156	26,436,161
Shares to be issued, common shares	169,386	74,476
Accumulated deficit	(23,897,767)	(22,582,170)
Accumulated other comprehensive loss	(14,553)	(13,564)
Total Stockholders' Equity	2,360,945	3,545,626

Total Liabilities and Stockholders' Equity	$4,965,198	$5,334,124

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOCUS UNIVERSAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2024	2023
Revenue	$219,158	$236,095
Cost of Revenue	219,357	180,744

Gross Profit (Loss)	(199)	55,351

Operating Expenses:
Selling expense	39,285	11,859
Compensation - officers	56,793	307,534
Research and development	343,277	276,481
Professional fees	352,611	257,399
General and administrative	527,645	443,052
Total Operating Expenses	1,319,611	1,296,325

Loss from Operations	(1,319,810)	(1,240,974)

Other Income (Expense):
Interest income (expense), net	(1,253)	14,436
Interest (expense) - related party	(33,000)	–
Unrealized gain (loss) on marketable equity securities	(1,475)	32,570
Realized loss on marketable equity securities	–	(14,901)
Rental income	41,145	39,952
Other income (expense), net	(1,204)	54,674
Total other income	4,213	126,731

Net Loss	$(1,315,597)	$(1,114,243)

Other comprehensive items
Foreign currency translation gain and (loss)	(989)	(6,539)

Total comprehensive loss	$(1,316,586)	$(1,120,782)

Weight Average Number of Common Shares Outstanding: Basic and Diluted	64,771,817	45,149,834

Net Loss per common share: Basic and Diluted	$(0.02)	$(0.02)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOCUS UNIVERSAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(UNAUDITED)

	Common stock		Treasury Stock	Additional Paid-In	Shares to be issued Common	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
Description	Shares	Amount	at Cost	Capital	Shares	Deficit	Loss	Equity
Balance – December 31, 2023	64,771,817	$64,771	$(434,048)	$26,436,161	$74,476	$(22,582,170)	$(13,564)	$3,545,626

Stock based compensation – options	–	–	–	36,995	–	–	–	36,995

Stock based compensation – shares	–	–	–	–	94,910	–	–	94,910

Other comprehensive income	–	–	–	–	–	–	(989)	(989)

Net loss	–	–	–	–	–	(1,315,597)	–	(1,315,597)

Balance – March 31, 2024	64,771,817	$64,771	$(434,048)	$26,473,156	$169,386	$(23,897,767)	$(14,553)	$2,360,945

	Common stock		Treasury Stock	Additional Paid-In	Shares to be issued Common	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
Description	Shares	Amount	at Cost	Capital	Shares	Deficit	Loss	Equity
Balance – December 31, 2022 *	65,296,383	$65,297	$(2,000,000)	$27,514,733	$48,075	$(17,864,028)	$(6,543)	$7,757,534

Stock based compensation – options	–	–	–	133,403	–	–	–	133,403

Stock based compensation – cashless exercise options	10,857	10	–	(10)	–	–	–	–

Stock based compensation – shares	62,250	62	–	184,917	(35,575)	–	–	149,404

Retirement of treasury stock	(600,000)	(600)	2,000,000	(1,999,400)	–	–	–	–

Other comprehensive income	–	–	–	–	–	–	3,675	3,675

Net loss	–	–	–	–	–	(1,114,243)	–	(1,114,243)

Balance – March 31, 2023	64,769,490	$64,769	$–	$25,833,643	$12,500	$(18,978,271)	$(2,868)	$6,929,773

*	Retroactively applied to the stock split

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOCUS UNIVERSAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net Loss	$(1,315,597)	$(1,114,243)
Adjustments to reconcile net loss to net cash from operating activities:
Bad debt expense	7,629	5,114
Depreciation expense	35,330	42,041
Amortization of intangible assets	–	28,741
Unrealized gain on marketable equity securities	1,475	(32,570)
Realized loss on marketable equity securities	–	14,901
Gain on bargain purchase	–	(61,747)
Stock-based compensation – shares	94,910	149,404
Stock option compensation – options	36,995	133,403
Changes in operating assets and liabilities:
Accounts receivable	72,605	8,832
Accounts receivable - related party	–	34,507
Inventory	(125,286)	13,109
Other receivable	20,435	–
Prepaid expenses	(14,041)	(80,511)
Deposit	–	8,617
Operating lease right-of-use asset	21,039	(16,075)
Accounts payable and accrued liabilities	268,420	(20,011)
Other current liabilities	68,957	98,838
Lease liabilities	(64,960)	(50,885)
Net cash flows used in operating activities	(892,089)	(838,535)

Cash flows from investing activities:
Purchase of property and equipment	(5,044)	(9,920)
Purchase of marketable securities	–	(17,690)
Proceeds from sale of marketable securities	–	89,434
Net cash flows provided by (used in) investing activities	(5,044)	61,824

Cash flows from financing activities:
Proceeds from short-term loan	300,000	–
Proceeds from related party loan	300,000	–
Repayment on third party loan	(50,000)	–
Purchase of treasury stock	–	(1,000,000)
Net cash flows provided by (used in) financing activities	550,000	(1,000,000)

Effect of exchange rate	(2,285)	3,760

Net change in cash	(349,418)	(1,772,951)

Cash beginning of period	428,254	4,343,426

Cash end of period	$78,836	$2,570,475

Supplemental cash flow disclosure:
Cash paid for income taxes	$–	$–
Cash paid for interest	$33,816	$4,085

Supplemental disclosure for noncash financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$–	$270,481

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOCUS UNIVERSAL INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

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

The Company has multiple subsidiaries, including Perfecular Inc. (“Perfecular”), Focus Universal (Shenzhen) Technology Company LTD (“Focus Shenzhen”), AVX Design & Integration, Inc. (“AVX,” also doing business as Smart AVX (“Smart AVX”)), Lusher Bioscientific, Inc. (“Lusher”), and AT Tech Systems LLC (“AT Tech Systems”). Perfecular, a wholly owned subsidiary of Focus that was founded in September 2009 and is headquartered in Ontario, California, is engaged in designing digital sensor products and selling a broad selection of horticultural sensors and filters in North America and Europe. AVX, incorporated on June 16, 2000 in the state of California, is an IoT installation and management company specializing in high performance and easy to use audio/video systems, home theaters, lighting control, automation and integration. Services provided by AVX include full integration of houses, apartments, commercial complexes, and office spaces with audio, visual and control systems to fully integrate devices in the low voltage field, specializing in high end residential smart IoT installation projects in areas throughout the Southern California area. AVX’s services also include partial equipment upgrade and installation. AVX also markets and sells our IoT Products, such as high end LED, live wall panel products and cameras, under the Smart AVX name.

On December 23, 2021, Focus Shenzhen was founded as a mainland China office for manufacturing procurement expertise and support research and development activities. Focus Shenzhen is designed to function as a branch office accessing high level ability to source products and build relationships with manufacturers in China and as a lower cost form of support, research and development as engineers bound in China. During the third quarter of 2023, this office continued to grow and increase its headcount to 28 employees. Employees of Focus Shenzhen are added to the engineering staff, the sales staff, and the marketing and market analysis staff in house to enhance the internal capabilities of the Company.

As of January 6, 2023, AT Tech Systems is a subsidiary of Focus specializing in commercial and industrial smart IoT installation projects in areas throughout Southern California. AT Tech Systems has several clients including medical/dental facilities and commercial and industrial projects, and several notable manufacturers and wholesalers, and provides clients with integrated network, security, and multimedia design solutions and technology systems.

The Company has completed integration throughout its existing businesses, including key employees serving dual roles with its subsidiaries. For example, Mr. Anthony Tejeda serves as the Company’s director of installation services, as the vice president of operations of AVX, and as chief operating officer of AT Tech Systems.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed financial statements of the Company for the three months ended March 31, 2024 and 2023 have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K for scaled disclosures for smaller reporting companies. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company’s financial position and results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2023 was derived from the audited financial statements included in the Company’s financial statements as of and for the years ended December 31, 2023 and 2022 contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on April 1, 2024. These financial statements should be read in conjunction with that report.

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

Allowance for doubtful accounts

The Company estimates an allowance for doubtful accounts based on historical collection trends and review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. As of March 31, 2024 and December 31, 2023, allowance for doubtful accounts amounted to $249,603 and $249,603, respectively.

Concentrations of Credit and Business Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company limits its exposure to credit loss by investing its cash with high credit quality financial institutions.

Major customers

Three customers accounted for 69% of the total revenue for the three months ended March 31, 2024 and four customers accounted for 59% of the total revenue for the three months ended March 31, 2023. One customer accounted for 31% of the total accounts receivable as of March 31, 2024 and one customer accounted for 43% of the total accounts receivable as of December 31, 2023.

Major vendors

No major vendor accounted more than 10% of total purchase during three months ended March 31, 2024 and 2023.

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

To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

•	Level 1: Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

•	Level 2: Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

•	Level 3: Pricing inputs that are generally unobservable inputs and not corroborated by market data.

The following table summarize financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023:

	March 31, 2024 (unaudited)
	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
Assets
Marketable securities:
Stock	$35,260	$–	$–	$35,260
Total assets measured at fair value	$35,260	$–	$–	$35,260

	December 31, 2023
	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
Assets
Marketable securities:
Stock	$36,735	$–	$–	$36,735
Total assets measured at fair value	$36,735	$–	$–	$36,735

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts receivable, inventories, other receivable, prepaid expenses, deposit, accounts and accrued expenses, payable, treasury stock payable, short-term loan, other current liabilities, customer deposit, approximate their fair value because of the short maturity of those instruments.

Comprehensive Income (Loss)

Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income (loss) as these amounts are recorded directly as an adjustment to stockholders’ equity. The Company’s other comprehensive loss for the three months ended March 31, 2024 and 2023 was comprised of foreign currency translation adjustments.

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

A summary of our revenue by product type for the three months ended March 31, 2024 and 2023 is as follows:

	March 31, 2024	March 31, 2023
IoT Products	$179,505	$13,281
IoT Project Construction and Installation Services	39,653	222,814
Total	$219,158	$236,095

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

Three Months Ended March 31,	2024	2023
Stock options	626,374	423,457
Total	626,374	423,457

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

	Average Rate for the Three Months Ended March 31,
	2024 (Unaudited)		2023 (Unaudited)
China Yuan (RMB)	RMB	7.1555	RMB	6.8413
United States Dollar ($)		$1.0000		$1.0000

	Exchange Rate at
	March 31, 2024		December 31, 2023
	(Unaudited)
China Yuan (RMB)	RMB	7.2190	RMB	7.0698
United States Dollar ($)		$1.0000		$1.0000

Going Concern

The Company has assessed its ability to continue as a going concern for a period of one year from the date of the issuance of these condensed consolidated financial statements. The Company has a net loss of $1,315,597 and $1,114,243 for the three months ended March 31, 2024 and 2023, respectively. In addition, the Company had an accumulated deficit of $23,897,767 and $22,582,170 as of March 31, 2024 and December 31, 2023, respectively, and negative cash flow from operating activities of $892,089 and $838,535 for the three months ended March 31, 2024 and 2023, respectively. Substantial doubt about the Company’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the Company will be unable to meet its obligations as they become due within one year from the financial statement issuance date. The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern. The Company currently suffered recurring loss from operations, generated negative cash flow from operating activities, has an accumulated deficit and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These conditions raise substantial doubt as to its ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2023, has also expressed substantial doubt about the Company’s ability to continue as a going concern.

At March 31, 2024, the Company had cash and cash equivalents, and short-term investments, in the amount of $114,096. The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future and raising additional capital to meet its obligations and repay its liabilities arising from normal business operations when they come due. Since inception, the Company has funded its operations primarily through equity and debt financings, and it expects to continue to rely on these sources of capital in the future. In addition, subsequent to year end, the Company has entered into a letter of intent from a secondary buyer to potentially sell its land and buildings which upon completion, would provide additional working capital to the Company. No assurance can be given that the sale of the land and building will occur, or any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in case of equity financing, or grant unfavorable terms in future licensing agreements.

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

Note 4 – Inventory

At March 31, 2024 and December 31, 2023, inventory consisted of the following:

	March 31, 2024	December 31, 2023
Parts	$1,051	$1,051
Finished goods	406,306	281,020
Inventory	$407,357	$282,071

Note 5 – Property and Equipment

At March 31, 2024 and December 31, 2023, property and equipment consisted of the following:

	March 31, 2024	December 31, 2023
Warehouse	$3,789,773	$3,789,773
Land	731,515	731,515
Building improvement	240,256	240,256
Furniture and fixture	38,974	39,223
Equipment	123,850	119,556
Software	1,995	1,995
Total cost	4,926,363	4,922,318
Less accumulated depreciation	(876,711)	(841,655)
Property and equipment, net	$4,049,652	$4,080,663

Depreciation expense for the three months ended March 31, 2024 and 2023 amounted to $35,330 and $42,041, respectively.

Note 6 – Related Party Loan

On September 7, 2023, the Company entered into a loan agreement with Golden Sunrise Investment LLC in the amount of $1,000,000. This loan is secured against the Company’s property, which serves as collateral, with a cost of $4.5 million pledged. At the time of entering the loan agreement, Golden Sunrise Investment LLC was owned by two of the Company’s shareholders who collectively owned approximately 19% of the Company’s outstanding shares. The loan has an annual interest rate of 12% and the principal amount has a due date of September 7, 2024. On March 5, 2024, the Company entered into an addendum to the loan agreement with Golden Sunrise Investment LLC, a related party obtaining an additional secured loan amount of $300,000 at an annual interest rate of 12% which is due September 7, 2024. The interest expense amount was $33,000 for the three months ended March 31, 2024. There was no accrued interest as of March 31, 2024, and the total principal outstanding loan amount was $1,300,000 as of March 31, 2024. The interest rate increases to 15% as of the maturity date of the loan on any unpaid principal balance outstanding.

Note 7 – Short-Term Loan

On January 2, 2024, the board of directors of the Company authorized the Company to enter into a revolving credit facility or series of promissory notes for up to $5 million with one or more lenders. The Company accepted the first $300,000 tranche on January 9, 2024 (the “Loan”) with a third-party private lender (the “Lender”) whereby the Lender loaned $300,000 to the Company (the “Principal Amount”). The Loan has an annual 3% compound interest rate and note payments begins on February 4, 2024 (“Due Date”) whereby the Company will pay Lender in 12 equal installment payments of $25,408.11 beginning on the Due Date. The interest amount for the three months ended March 31, 2024 was $816, and the total principal outstanding loan amount was $250,000 as of March 31, 2024.

Note 8 – Lease

The Company recorded its operating lease expense of $27,687 and $46,080 for the three months ended March 31, 2024 and 2023, respectively. This is included in general and administrative expenses.

On January 16, 2023, Focus Universal (Shenzhen) Technology Co. LTD entered into a thirty-six month commercial lease with a third party for an approximately 2,017 square foot office space. The lease commenced on February 1, 2023 and will end on January 31, 2026. The monthly rent is RMB29,974 (approximately $4,152) with approximately an 11.1% to 12.5% increase rate in each additional year. The incremental borrowing rate for a lease is the rate of interest the Company would have to pay on a collateralized basis to borrow an amount equal to the lease payments for the asset under similar term, which is 10%. Lease expense for the lease is recognized on a straight-line basis over the lease term.

On February 22, 2023, Focus Universal (Shenzhen) Technology Co. LTD entered into a thirty-six month commercial lease with a third party for an approximately 3,449 square foot office space. The lease commenced on March 31, 2023 and will end on February 28, 2026. The monthly rent is RMB35,246 (approximately $4,882) with approximately an 11.1% to 12.5% increase rate in each additional year. The incremental borrowing rate for a lease is the rate of interest the Company would have to pay on a collateralized basis to borrow an amount equal to the lease payments for the asset under similar term, which is 10%. Lease expense for the lease is recognized on a straight-line basis over the lease term.

Operating lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. As of March 31, 2024 and December 31, 2023, operating lease right-of use assets and lease liabilities were as follows:

	March 31, 2024	December 31, 2023
Operating lease right-of-use assets, net	$176,038	$201,048
Lease liabilities, current portion	$96,517	$90,172
Lease liabilities, less current portion	$43,470	$118,517

Lease term and discount rate:

	March 31, 2024	December 31, 2023
Weighted average remaining lease term
Operating lease	1.83 to 2.00 years	2.08 to 2.25 years
Weighted average discount rate
Operating lease	10%	10%

The minimum future lease payments are as follows:

Amount
Year ending December 31, 2024	$33,632
Year ending December 31, 2025	112,272
Year ending December 31, 2026	8,304
Total minimum lease payment	154,208
Less: imputed interest	(14,221)
Present value of future minimum lease payments	$139,987

Note 9 – Stockholders’ Equity

Stock Dividend

On March 23, 2023, the Company issued a fifty percent (50%) stock dividend of the Company’s common stock to its shareholders for a stock dividend of one share of common stock for every two shares of common stock held.

The Company followed paragraph ASC 505-20-25 in treating its stock dividend as a stock split due to the stock dividend being greater than 25% of the shares then outstanding. As such, on March 23, 2023 and April 3, 2023, the Company issued 21,592,164 stock dividends to its shareholders for a stock dividend of one share of common stock for every two shares of common stock issued and outstanding. The Company adhered to paragraph ASC 260-10-55-12, wherein it retroactively adjusted its statement of stockholders’ equity for all presented periods to incorporate the alteration in capital structure.

Common stock

On February 13, 2023, the Company issued 62,250 shares with a fair value of $149,404 to employees based on their Restricted Stock Award Agreements (see Employee stock-based compensation below).

On February 21, 2023, the Company issued 10,857 shares to a prior board member who exercised his options with cashless exercise.

Treasury stock

On August 10, 2022, the Company entered a stock purchase agreement (the “Stock Purchase Agreement”) with a private shareholder to repurchase 600,000 shares of its common stock for $2,000,000. The private shareholder transferred the shares on October 4, 2022, forming a binding agreement, which the Company placed in treasury; and on October 6, 2022, the Company wired the first $1,000,000 of the purchase price. Subsequently, on July 14, 2023, the Company entered into an amendment to the Stock Purchase Agreement that increased the number of shares of its common stock the Company would purchase to 1,300,000 shares and revised the total purchase price of the shares to $1,965,000 resulting in a $35,000 change in our obligation to purchase Treasury stock. The remaining $965,000 was paid on July 14, 2023. Upon receipt of the additional 900,000 shares, the Company also placed them in treasury. As of January 17, 2023, the Company retired the initial 600,000 shares and restored them to the status of authorized and unissued shares.

Employee compensation

On February 11, 2022 (the “Vesting Date”), the Company entered into a restricted stock award agreements (the “Award Agreement”) with eight employees for 280,000 shares of the Company’s common stock subject to the terms and to the fulfillment of the conditions set forth in the Company’s equity incentive plan. The first 20% of the restricted shares were granted and vested on February 11, 2022. An additional 20% of the restricted shares will vest on each anniversary of the Vesting Date until the fourth anniversary of the Vesting Date. The initial fair value of the awards on the date of grant was determined to be $2,942,800 which is being amortized over the 5 year vesting period. As of December 31, 2023 the unamortized amount of the award was $1,072,020. During the three months ended March 31, 2024 the Company amortized $89,335 of this amount leaving an unamortized balance of $982,685 at March 31, 2024. As of March 31, 2024, 135,000 of the shares had been vested and 88,000 of the shares had been forfeited.

The company has entered into two employment agreements that require the annual award of 15,000 shares of common stock to each of these employees to be vested on a quarterly basis. During the period ended March 31, 2024, 7,500 shares of common stock with a fair value of $3,075 had vested. In addition, the Company entered into another employment contract that contained provisions for a total bonus of restricted stock grants valued at $50,000 based on the share price upon the date of completion of the performance metrics described in the employment contracts. During the period the employee earned 6,098 shares with a fair value of $2,500 during the period ended March 31, 2024. As of March 31, 2024, 55,241 shares of common stock earned under these contracts have vested but not been issued.

During the three months ended March 31, 2024 and 2023, the total employee stock-based compensation amount for all employees in the Company was $94,910 and $149,404, respectively.

Stock options

On January 2, 2024, each member of the Board was granted 22,500 options to purchase shares at $1.50 per share with a fair value of $29,595. The options vest on a monthly basis over 1 year, and have a 10 year life. In the aggregate, 112,500 options were granted with a fair value of $147,975. During the three months ended March 31, 2023, the Company recognized $36,995 of compensation cost relating to the vesting of these options and $110,980 remained unvested which will be amortized over the remainder of 2024.

For the three months ended March 31, 2024 and 2023, the Company’s stock option compensation expenses amounted to $36,995 and $133,403, respectively.

The fair value of the stock options issued during the periods was determined using the Black-Scholes option pricing model with the following assumptions:

March 31, 2024
Risk-free interest rate	3.94%
Expected life of the options	5.5 years
Expected volatility	126.73%
Expected dividend yield	0%

The following is a summary of the option activity from December 31, 2023 to March 31, 2024:

	Number of Options	Weighted average exercise price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2023	513,874	$4.05	7.25	–
Granted	112,500	$1.50	–	–
Exercised	–	–	–	–
Cancelled or forfeited	–	–	–	–
Outstanding at March 31, 2024	626,374	$3.60	7.50	–
Vested as of March 31, 2024	541,999	$3.92	7.15	–
Exercisable as of March 31, 2024	541,999	$3.92	7.15	–

Note 10 – Segment reporting

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

The following tables summarize the financial information of each operating segment of the Company for the three months ended March 31, 2024:

	For the Three Months Ended March 31, 2024
	Corporate	IoT Products	IoT Installation Services	Total

Revenue	$–	$179,505	$39,653	$219,158

Cost of revenue	–	105,082	114,275	219,357

Gross profit (loss)	–	74,423	(74,622)	(199)

Total operating expense	1,299,360	16,664	3,587	1,319,611

Income (loss) from operations	(1,299,360)	57,759	(78,209)	(1,319,810)

Total other income (expense)	2,737	335	1,141	4,213

Net income (loss)	$(1,296,623)	$58,094	$(77,068)	$(1,315,597)

The following tables summarize the financial information of each operating segment of the Company for the three months ended March 31, 2023:

	For the Three Months Ended March 31, 2023
	Corporate	IoT Products	IoT Installation Services	Total

Revenue	$–	$13,281	$222,814	$236,095

Cost of revenue	–	8,803	171,941	180,744

Gross profit	–	4,478	50,873	55,351

Total operating expense	1,237,660	6,421	52,244	1,296,325

Loss from operations	(1,237,660)	(1,943)	(1,371)	(1,240,974)

Total other income (expense)	128,835	109	(2,213)	126,731

Net loss	$(1,108,825)	$(1,834)	$(3,584)	$(1,114,243)

Note 11 – Subsequent Events

On April 2, 2024, the Company entered into a two year loan agreement with the Company’s CEO Desheng Wang for the amount of $300,000. The loan has an annual interest rate of 12% and the principal and interest amount has a due date of April 1, 2026, as consistent with the previous and separate loan agreement with Golden Sunrise Investment LLC.

On April 5, 2024, the Company hired Warren Wang as Vice President and Chief Strategy Officer. Mr. Wang’s employment agreement is for a term of 2 years, and he will receive a base compensation of $10,000 per month for providing investor outreach and investor relations services for the Company.

On May 7, 2024, the Company entered into a purchase agreement (the “Purchase Agreement”) with a third-party purchaser (the “Buyer”) to sell the Company’s warehouse. The purchase price for the Property is $7,460,250 with $2,611,088 paid directly to the Company in cash, and the remaining $4,849,162 will be financed by the Buyer and paid to the Company upon approval of the financing. The Purchase Agreement allows for a contingency period of thirty days and includes a requirement for Buyer to deposit $100,000 into escrow, which has been satisfied. Additional contingencies are set forth in the Purchase Agreement and the closing date will occur thirty days after their satisfaction or waiver.

On April 26, 2024, the Company issued a press release announcing a planned spinoff of its wholly owned subsidiary Lusher Inc. along with a presentation about its core business, which is a provider of patented hardware and software design technologies for Internet of Things (IoT) and 5G. The company had previously dedicated resources and employees toward development of this software, which has been expensed.

On May 9, 2024, Focus Universal Inc., received a letter from the Listing Qualifications Department of the Nasdaq Stock Market. The May 9, 2024, letter notified the Company that based on the Staff’s review of the Company’s Market Value of Publicly Held Shares, the Company’s MVPHS has fallen below the required minimum of $15,000,000 for the last 32 consecutive business days. Therefore, the Company no longer meets the Nasdaq Listing Rule 5450(b)(2)(C) and 5450(b)(3)(C). The notification received has no immediate effect on the Company’s Nasdaq listing. In accordance with Nasdaq Listing Rule 5810(c)(3)(A) and 5810(c)(3)(C), the Company has been provided an initial period of 180 calendar days, or until November 5, 2024, to regain compliance with the MVPHS Rules. If, at any time before the Compliance Date, the Company’s MVPHS closes at $15,000,000 or more for a minimum of ten consecutive business days, the Staff will provide written confirmation of compliance to the Company and this matter will be closed with respect to the MVPHS Rules.

As of April 30, 2024, the Company founded a wholly owned subsidiary named Lusher Inc. This company Lusher Inc. was founded to develop, market, and commercialize automation software initially for the financial reporting software market sector. As of the date of this filing, the Company has solely begun ongoing development of the software and founded the subsidiary after board approval, as other business activities are only in the introductory phase.

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

Narrative Description of the Business

Focus Universal Inc. (the “Company,” “we,” “us,” or “our”) is a Nevada corporation. We believe we have developed five proprietary technologies utilizing our patent portfolio which we believe solve the most fundamental problems plaguing the internet of things (“IoT”) industry through: (1) increasing overall chip integration by shifting integration from the component level to the device level; (2) creating a faster 5G cellular technology by using ultra-narrowband technology; (3) leveraging ultra-narrowband power line communication (“PLC”) technology; (4) proprietary User Interface Machine auto generation technology; and (5) incorporating all our core technologies into a single chip. Our Universal Smart Technology is designed to overcome instrumentation interoperability and interchangeability. The electronic design starts from a 90% completed common foundation we call our universal smart instrumentation platform (“USIP”), instead of the current method of building each stand-alone instrument from scratch. Our method eliminates redundant hardware and software and results in significant cost savings and production efficiency. . We also provide sensor devices and are a wholesaler of various air filters and digital, analog, and quantum light meter systems. The company holds 28 patents and patents pending in various phases of the patent process.

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

Our software machine auto design team has also made significant progress. With mathematical and graphical environments having been created, our team is focusing on developing the 3D user interface machine auto design. Our public reporting automation software is completed and currently undergoing extensive testing. Reports on Forms 10-Q and 10-K are time-consuming, complex processes that require each company’s financial team to gather and translate large amounts of data from multiple sources. The time and expertise required to complete the process is a substantial burden. Meanwhile, SEC reporting deadlines are firm and inflexible. This reality can interfere with other reporting timelines and leave a time-strapped team scrambling for the resources needed to meet all its reporting requirements. We have developed a Microsoft®-based add-on software that aims to streamline and automate the SEC reporting preparation process. We believe the software will significantly simplify the Form 10-Q and Form 10-K preparation processes and make creating, editing and managing documents both simple and accurate. We are planning to commercialize this software in the fourth quarter of 2024 or the first quarter of 2025. A cloud-based version of this software is also under the development.

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

1.	LED Audio-visual Panel Products. LED panel digital displays have become an integral and modern-day solution that address the communication and display demands of the residential and commercial customer base. Due to the flexible configuration of the LED panels, the modular design that enables the ability to incorporate a design into any size space, the flexibility of the standard size panels to accommodate curvature in the design space, the ability to address transparency in the panel displays and create new areas for delivering media to the public, our LED panel digital displays allow us to easily adapt our display design to spaces of any size and shape, making any customer space a customizable output and connected piece within a system. The option to create full size screens in any space, while addressing any environmental demands, allows us to use state-of-the-art media resulting in immersive, three-dimensional, captivating content delivery within any system.

2.	Large Format Smart Multimedia Touch Screens. Smart AVX-branded large format touch screens deliver interactive solutions for a wide variety of industries and applications, including education, healthcare, commercial, residential and government applications. While interacting with a touch display is commonplace in public-consumer spaces, we integrate large format Smart touch screens in small business, commercial applications such as dental offices and other business scenarios. These market applications continue to be underserved with touch-enabled devices, and our installation engineers and design staff can customize solutions for unique business and commercial application projects. The Company, through the Smart AVX brand, offers a myriad of customized choices and a long list of options within the current touch screen technology in a refined product. Our products allow future integration of our core platform technologies, such as the LED digital displays, the Ubiquitor, PTZ Dome Cameras and VOIP Phone Systems, allowing for pinch, zoom, scrolling, and videoconferencing within the touch screen format.

3.	Pan Tilt Zoom (PTZ) Dome Cameras and Network Video Recorders (NVRs). Pan Tilt Zoom (PTZ) Dome Cameras and Network Video Recorders (NVRs). Dome security cameras are easily recognizable for their circular, dome encasing. Smart AVX-branded dome surveillance cameras are highly versatile and can be used in both indoor and outdoor environments, providing wide coverage for nearly any use condition. Smart AVX-branded dome security cameras have a vandal-proof dome casing, an infrared camera for night vision capabilities, and a sturdy metal base to protect against damage or tampering, making the cameras an integrated solution for reliable surveillance in many use conditions. The cameras are PTZ, meaning that they are built with mechanical parts that allow for swiveling left to right, tilting up and down, and zooming in and out of a scene. They’re typically used to monitor wide open areas requiring a 180- or 360-degree view and are often deployed in guard stations where personnel can operate them through a remote controller. Depending on the camera or software, they can also be set to automatically follow motion-triggered activity to a pre-set schedule. PTZ cameras are generally implemented in tandem with a large surveillance system, in which the PTZ tracks movement while a fixed camera takes detailed shots.

4.	VOIP Phone Services. Voice over Internet Protocol (VoIP), also called IP telephony, is a method and group of technologies for voice calls for the delivery of voice communication sessions over Internet Protocol (IP) networks, such as the Internet. Focus Universal Inc. plans to provide daily use VOIP services in an integrated fashion to the existing commercial customer base, allowing for extensive usage in small business, commercial applications such as dental offices and other business scenarios.

Focus Universal Corporate Services

Financial reporting is the process by which a company keeps investors aware of a company’s financial condition, allowing them to have the information they need before making an investment decision.

An annual report on Form 10-K is a comprehensive report filed annually by a publicly traded company information such as its history, organizational structure, financial statements, earnings per share, subsidiaries, executive compensation, and other relevant data.

The quarterly report on Form 10-Q is a comprehensive report of a company’s quarterly performance that must be submitted by all public companies to the SEC on a quarterly basis. The quarterly report on Form 10-Q is generally submitted with unaudited financial statements including condensed financial statements, a management discussion and analysis on the financial condition of the company, and disclosures regarding market risk and internal controls. In the quarterly reports, companies are required to disclose additional relevant quarterly financial information regarding their financial position.

Because of the depth and nature of the information they contain, reports on Forms 10-K and 10-Q can become time-consuming, especially given the complex processes that require a company’s finance team to gather large amounts of data from multiple sources. The time and expertise required to complete the process is a substantial burden. SEC reporting deadlines are firm and inflexible. These reporting requirements can interfere with other reporting timelines and leave a time-strapped team scrambling for the resources needed to meet all of their mandated reporting requirements.

Delays and mistakes in SEC financial reporting can have far-reaching consequences for companies and their shareholders including. SEC review, enforcement actions, and penalties. Late filings can often lead to a drop in the company’s stock price and a decrease in investor confidence.

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

Given the complexity and volume of data involved. Companies are looking for solutions that not only save cost, and reduce the time and effort required to report in a timely manner but also improve accuracy and compliance. We have has developed an automated software solution to address these challenges effectively and efficiently in the following ways:

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

IoT Installation Services under AVX (Residential) and AT Tech Systems (Commercial and Industrial)

1.	Smart Home IoT Installations. Beyond standard doorbells and thermostats, we, through our AVX subsidiary, provide customized and high-end IoT Smart home solutions to upgrade the standard home to an integrated home platform. AVX utilizes its existing tech-savvy installation staff to integrate the Smart AVX line of IoT products for a customized home solution with designed smart home services. AVX meets client safety concerns and meshes modern convenience for a complete solution for homeowners to easily control their homes’ digital input and output points with wired, integrated systems throughout the installation. PTZ dome cameras give wide view home security through the network providing the views of four cameras with in the installation space of a single camera. LED digital displays and large format multimedia touch screens provide state-of-the art output displays for eye catching and high-end centerpieces for homeowners. With the suite of Smart AVX home devices and the AVX professional installation team, design and customized creation within a high-end home system can be standard for the customer base. These installations include integration of home VOIP phone systems, network and computer system integration, multimedia display systems, door access control systems, voice and data cabling, security alarm systems, PC upgrade and software installations, home audio-visual control center design and installation and systems integration, home security data backup systems, home network design and installation, HDTV signal and reception boost, and multi-room audio and ambient music phone systems.

2.	Smart Commercial and Industrial Installations. We through the acquired AT Tech Systems company brand also design and build IoT technologies to fit unique business requirements. Utilizing the aforementioned IoT product solutions within the designed platform for a business system, AT Tech Systems provides IoT installations and integrations for industries including security and surveillance, smart commercial and industrial, healthcare, broadcast media and entertainment, manufacturing, food retail, and industrial warehousing. AT Tech Systems design and installation experts have decades of hands-on experience in integrated systems of smart sensor devices, IoT data management platforms, client applications and analytics for complete end-to-end IoT commercial solutions. AT Tech Systems excels in the area of IoT interoperability, utilizing the Smart AVX-branded products such as the LED digital displays, large format multimedia Smart touch screens, PTZ dome Cameras, and VOIP phone systems. These installations include integration of the commercial grade phone fax and extension VOIP systems, networking and computer system integration for commercial application, multimedia and conferencing display systems, industrial office and commercial access control systems, voice and data cabling, security and surveillance perimeter alarm systems, PC upgrade and software installations, office and commercial control center design and installation systems, automatic data backup systems, server design and installation, HDTV signal and reception boost, ambient client music systems, and multi-room and facility audio phone systems.

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

For a description of the ultra-narrowband technology and the 5G applications, see “Part I - Item 1. Business, Section 2. “Creating a faster 5G cellular technology by using ultra-narrowband technology” in our Annual Report on Form 10-K filed with the SEC on April 1, 2024.

Intellectual Property Protection

On November 4, 2016, we filed U.S. patent application number 15/344,041 with the U.S. Patent and Trademark Office (USPTO). The patent was issued on March 20, 2018.

We filed with the USPTO on June 2, 2017 a patent application regarding a process for improving a spectral response curve of a photo sensor. The resulting U.S. Patent No. 10,251,037 was issued on February 26, 2019.

On March 19, 2018, we filed U.S. Patent Application  No. 15/925,400. The patent title is a “Universal Smart Device,” which is a universal smart instrument that unifies heterogeneous measurement probes into a single device that can analyze, publish, and share the data analyzed. The resulting U.S. Patent No. 10,251,037 was issued on April 2, 2019.

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

Results of Operations

For the three months ended March 31, 2024 compared to the three months ended March 31, 2023

Revenue, cost of revenue and gross profit

Revenue in operating segments is primarily generated from IoT product and IoT project construction and installation services. The following tables summarize revenue from each segment.

	For the Three Months Ended March 31, 2024
	Corporate	IoT Products	IoT Installation Services	Total

Revenue	$–	$179,505	$39,653	$219,158
Cost of revenue	–	105,082	114,275	219,357
Gross Profit (Loss)	$–	$74,423	$(74,622)	$(199)

	For the Three Months Ended March 31, 2023
	Corporate	IoT Products	IoT Installation Services	Total

Revenue	$–	$13,281	$222,814	$236,095
Cost of revenue	–	8,803	171,941	180,744
Gross Profit	$–	$4,478	$50,873	$55,351

	For the three months ended March 31, 2024	For the three months ended March 31, 2023	Increase (Decrease) $
Revenue	$219,158	$236,095	$(16,937)
Cost of revenue	219,357	180,744	38,613
Gross Profit (Loss)	$(199)	$55,351	$(55,550)

Our consolidated gross revenue for the three months ended March 31, 2024 and 2023 was $219,158 and $236,095, respectively. Revenue for the three months ended March 31, 2024 decreased $16,937 due to a sales decrease from our IoT installation service due to a reduction in the number of projects in 2024.

Cost of revenue for the three months ended March 31, 2024 was $219,357, compared to $180,744 for the three months ended March 31, 2023. In addition to the decrease in revenue, gross profit decreased to $199 compared to $55,351 three months ended March 31, 2024 and 2023, respectively.

The major components of our cost and operating expenses for the three months ended March 31, 2024 and 2023 are outlined in the table below:

	For the three months ended March 31, 2024	For the three months ended March 31, 2023	Increase (Decrease) $
Selling expense	$39,285	$11,859	$27,426
Compensation – officers and directors	56,793	307,534	(250,741)
Research and development	343,277	276,481	66,796
Professional fees	352,611	257,399	95,212
General and administrative	527,645	443,052	84,593
Total operating expenses	$1,319,611	$1,296,325	$23,286

Selling expenses for the three months ended March 31, 2024 was $39,285, compared to $11,859 for the three months ended March 31, 2023. Selling expense incurred was mainly from third party advertising fees and marketing related fee. The increase of selling expense was due to an increase in advertising fees.

Compensation – officers and directors were $56,793 and $307,534 for the three months ended March 31, 2024 and 2023, respectively.

Research and development costs were $343,277 and $276,481 for the three months ended March 31, 2024 and 2023, respectively. The increase was due to an increase in the number of research and development patent fees.

Professional fees were $352,611 during the three months ended March 31, 2024, compared to $257,399 during the three months ended March 31, 2023. The increase in these professional fees compared to the prior period was due to an increase in professional legal fees for prior employment litigation.

General and administrative expenses for the three months ended March 31, 2024 was $527,645 compared to $443,052 during the three months ended March 31, 2023. The increase of general and administrative expenses was primarily due to an increase in the number of office employees in 2024.

Other Income (expense)

Other income for the three months ended March 31, 2024 was $4,213, compared to $126,731 for the three months ended March 31, 2023. The decrease was due to decreased other income and unrealized gain on marketable equity securities.

Net Losses

During the three months ended March 31, 2024 and 2023, we incurred net losses of $1,315,597 and $1,114,243 respectively, due to the factors discussed above.

Liquidity and Capital Resources

Working Capital

	March 31, 2024	December 31, 2023
Current Assets	$715,853	$1,028,278
Current Liabilities	(2,548,448)	(1,657,646)
Working Capital	$(1,832,595)	$(629,368)

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

	For the three months ended March 31, 2024	For the three months ended March 31, 2023
Net cash used in operating activities	$(892,089)	$(838,535)
Net cash provided by (used in) investing activities	(5,044)	61,824
Net cash provided by (used in) financing activities	550,000	(1,000,000)
Effect of exchange rate	(2,285)	3,760
Net change in cash	$(349,418)	$(1,772,951)

Cash Flows from Operating Activities

Our net cash outflows from operating activities of $892,089 for the three months ended March 31, 2024 was primarily the result of our net loss of $1,315,597 and changes in our operating assets and liabilities offset by the add-back of non-cash expenses. The change in operating assets and liabilities includes a decrease in accounts receivable of $72,605, an increase in inventory of $125,286, a decrease in other receivable of $20,435, an increase in prepaid expense of $14,041, a decrease in operating lease right-of-use asset of $21,039, an increase in accounts payable and accrued liabilities of $268,420, an increase in other current liabilities of $68,957, and an increase in lease liabilities of $64,960. Non-cash expense included add-backs of $7,629 in bad debt expense, $35,330 in depreciation expense, $1,475 in unrealized loss on marketable securities, $94,910 in stock-based compensation - shares, and $36,995 in stock option compensation.

Our net cash outflows from operating activities of $838,535 for the three months ended March 31, 2023 was primarily the result of our net loss of $1,114,243 and changes in our operating assets and liabilities offset by the add-back of non-cash expenses. The change in operating assets and liabilities includes a decrease in accounts receivable of $8,832, a decrease in accounts receivable – related party of $34,507, a decrease in inventories of $13,109, an increase in prepaid expense of $80,511, a decrease in deposit of $8,617, an increase in operating lease right-of-use asset of $16,075, a decrease in accounts payable and accrued liabilities of $20,011, an increase in other current liabilities of $98,838, and a decrease in lease liabilities of $50,885. Non-cash expense included add-backs of $5,114 in bad debt expense, $42,041 in depreciation expense, $28,741 in amortization of intangible assets, $14,901 in realized loss on marketable securities, $149,404 in stock-based compensation - shares, and $133,403 in stock option compensation, reduces of $32,570 in unrealized gain on marketable equity securities and $61,747 in gain on bargain purchase.

We expect that cash flows from operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our net revenues and operating results, utilization of new revenue streams, in line with our shifting revenue streams, collection of accounts receivable, and timing of billings and payments.

Cash Flows from Investing Activities

For the three months ended March 31, 2024 we had cash outflow from investing activities of $5,044 from the purchase of property and equipment. For the three months ended March 31, 2023, we had cash inflow from investing activities of $61,824. That was primarily the result from the purchase of property and equipment of $9,920, purchase of marketable securities of $17,690, and proceeds from sales of marketable securities of $89,434.

Cash Flows from Financing Activities

For the three months ended March 31, 2024, we had cash inflows of $550,000 due to proceeds from third party and related party loan amount of $600,000 and repayment on third party loan amount of $50,000. For the three months ended March 31, 2023, we had cash outflows of $1,000,000 due to purchase of treasury stock.

Going Concern

The Company has assessed its ability to continue as a going concern for a period of one year from the date of the issuance of these condensed consolidated financial statements. The Company has a net loss of $1,315,597 and $1,114,243 for the three months ended March 31, 2024 and 2023, respectively. In addition, the Company had an accumulated deficit of $23,897,767 and $22,582,170 as of March 31, 2024 and December 31, 2023, respectively, and negative cash flow from operating activities of $892,089 and $838,535 for the three months ended March 31, 2024 and 2023, respectively. Substantial doubt about the Company’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the Company will be unable to meet its obligations as they become due within one year from the financial statement issuance date. The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern. The Company currently suffered recurring loss from operations, generated negative cash flow from operating activities, has an accumulated deficit and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These conditions raise substantial doubt as to its ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

At March 31, 2024, the Company had cash and cash equivalents, and short-term investments, in the amount of $114,096. The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future and raising additional capital to meet its obligations and repay its liabilities arising from normal business operations when they come due. Since inception, the Company has funded its operations primarily through equity and debt financings, and it expects to continue to rely on these sources of capital in the future. In addition, subsequent to year end, the Company has entered into a letter of intent with a secondary buyer to sell its land and buildings which upon completion, will provide additional working capital to the Company. No assurance can be given that the sale of the land and building will occur, or any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in case of equity financing, or grant unfavorable terms in future licensing agreements. The Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2023, has also expressed substantial doubt about the Company’s ability to continue as a going concern.

Off-Balance Sheet Arrangements

As of March 31, 2024, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation SK.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We were not subject to any new legal proceedings during the three months ended March 31, 2024 and there are currently no new legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

ITEM 1A.  RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No shares or common stock were sold during the three months ended March 31, 2024.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three-month periods ended March 31, 2024 or 2023.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5.  OTHER INFORMATION

Our common stock trades on the Nasdaq Global Market under the symbol “FCUV.”

During the quarter ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Focus Universal Inc.

Dated: May 15, 2024	By:	/s/ Desheng Wang Desheng Wang Chief Executive Officer

Dated: May 15, 2024	By:	/s/ Irving H. Kau Irving H. Kau Chief Financial Officer

