Form 10-Q
period 2024-06-30
FOCUS UNIVERSAL INC.
filed 2024-08-14
CIK 1590418

Table of Contents

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2024

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

As of August 1, 2024, registrant had 64,867,760 shares outstanding of the registrant's common stock at a par value of $0.001 per share.

FORM 10-Q

FOCUS UNIVERSAL INC.

2

PART I.  FINANCIAL INFORMATION

References in this document to “us,” “we,” or “Company” refer to Focus Universal Inc.

ITEM 1.  FINANCIAL STATEMENTS

FOCUS UNIVERSAL INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOCUS UNIVERSAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current Assets:
Cash	$13,064	$428,254
Accounts receivable, net	19,775	164,398
Inventory	495,944	282,071
Other receivables	–	20,519
Prepaid expenses	97,966	96,301
Marketable equity securities	27,580	36,735
Total Current Assets	654,329	1,028,278

Property and equipment, net	4,022,095	4,080,663
Operating lease right-of-use asset	153,061	201,048
Deposits	25,713	24,135

Total Assets	$4,855,198	$5,334,124

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$1,061,029	$482,523
Related party loan	2,101,000	1,000,000
Short-term loan	225,000	–
Other current liabilities	177,142	84,951
Lease liability, current portion	99,570	90,172
Total Current Liabilities	3,663,741	1,657,646

Non-Current Liabilities:
Lease liability, less current portion	31,802	118,517
Other liability	–	12,335
Total Non-Current Liabilities	31,802	130,852

Total Liabilities	3,695,543	1,788,498

Contingencies

Stockholders' Equity:
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 64,867,760 and 64,771,817 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	64,867	64,771
Treasury stock at cost (1,133,040 and 1,163,040 shares held at June 30, 2024 and December 31, 2023, respectively)	(385,686)	(434,048)
Additional paid-in capital	26,749,219	26,436,161
Shares to be issued, common shares (25,197 and 41,463 shares, respectively)	15,968	74,476
Accumulated deficit	(25,262,873)	(22,582,170)
Accumulated other comprehensive loss	(21,840)	(13,564)
Total Stockholders' Equity	1,159,655	3,545,626

Total Liabilities and Stockholders' Equity	$4,855,198	$5,334,124

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOCUS UNIVERSAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$19,753	$215,391	$238,911	$451,486

Cost of Revenue	31,834	149,259	251,191	330,003

Gross Profit (loss)	(12,081)	66,132	(12,280)	121,483

Operating Expenses:
Selling expense	35,640	63,075	74,925	74,934
Compensation - officers and directors	55,255	253,403	112,048	560,937
Research and development	296,248	342,992	639,525	619,473
Professional fees	354,421	116,565	707,032	373,964
General and administrative	625,492	361,583	1,153,137	804,635
Total Operating Expenses	1,367,056	1,137,618	2,686,667	2,433,943

Loss from Operations	(1,379,137)	(1,071,486)	(2,698,947)	(2,312,460)

Other Income (Expense):
Interest income (expense), net	(9,900)	16,118	(11,153)	30,554
Interest expense – related party	(56,098)	–	(89,098)	–
Gain on bargain purchase	–	–	–	61,747
Unrealized gain (loss) on marketable equity securities	(7,680)	(5,005)	(9,155)	27,565
Realized gain (loss) on marketable equity securities	–	652	–	(14,249)
Rental income	41,547	40,341	82,692	80,293
Other income (expense), net	46,162	1,214	44,958	(5,859)
Total other income, net	14,031	53,320	18,244	180,051

Net Loss	$(1,365,106)	$(1,018,166)	$(2,680,703)	$(2,132,409)

Other comprehensive items
Foreign currency translation loss	(7,287)	(3,883)	(8,276)	(208)

Total comprehensive loss	$(1,372,393)	$(1,022,049)	$(2,688,979)	$(2,132,617)

Weight Average Number of Common Shares Outstanding: Basic and Diluted	64,837,385	65,171,740	64,804,420	55,377,422

Net Loss per common share: Basic and Diluted	$(0.02)	$(0.02)	$(0.04)	$(0.04)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOCUS UNIVERSAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(UNAUDITED)

	Common stock		Treasury Stock	Additional Paid-In	Shares to be issued Common	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
Description	Shares	Amount	at Cost	Capital	Shares	Deficit	Loss	Equity
Balance – March 31, 2024	64,771,817	$64,771	$(434,048)	$26,473,156	$169,386	$(23,897,767)	$(14,553)	$2,360,945

Stock based compensation – options	–	–	–	36,995	–	–	–	36,995

Stock based compensation – shares	125,943	126	–	287,400	(153,418)	–	–	134,108

Retirement of treasury stock	(30,000)	(30)	48,362	(48,332)	–	–	–	–

Other comprehensive income	–	–	–	–	–	–	(7,287)	(7,287)

Net loss	–	–	–	–	–	(1,365,106)	–	(1,365,106)

Balance – June 30, 2024	64,867,760	$64,867	$(385,686)	$26,749,219	$15,968	$(25,262,873)	$(21,840)	$1,159,655

	Common stock		Treasury Stock	Additional Paid-In	Shares to be issued Common	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
Description	Shares	Amount	at Cost	Capital	Shares	Deficit	Loss	Equity
Balance – March 31, 2023	64,769,490	$64,769	$–	$25,833,643	$12,500	$(18,978,271)	$(2,868)	$6,929,773

Stock based compensation – options	–	–	–	133,403	–	–	–	133,403

Stock based compensation – shares	–	–	–	–	18,900	–	–	18,900

Purchase of treasury stock	–	–	(420,686)	–	–	–	–	(420,686)

Issued stock dividend	2,327	2	–	(2)	–	–	–	–

Other comprehensive income	–	–	–	–	–	–	(3,883)	(3,883)

Net loss	–	–	–	–	–	(1,018,166)	–	(1,018,166)

Balance – June 30, 2023	64,771,817	$64,771	$(420,686)	$25,967,044	$31,400	$(19,996,437)	$(6,751)	$5,639,341

(continued)

	Common stock		Treasury Stock	Additional Paid-In	Shares to be issued Common	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
Description	Shares	Amount	at Cost	Capital	Shares	Deficit	Loss	Equity
Balance – December 31, 2023	64,771,817	$64,771	$(434,048)	$26,436,161	$74,476	$(22,582,170)	$(13,564)	$3,545,626

Stock based compensation – options	–	–	–	73,990	–	–	–	73,990

Stock based compensation – shares	125,943	126	–	287,400	(58,508)	–	–	229,018

Retirement of treasury stock	(30,000)	(30)	48,362	(48,332)	–	–	–	–

Other comprehensive income	–	–	–	–	–	–	(8,276)	(8,276)

Net loss	–	–	–	–	–	(2,680,703)	–	(2,680,703)

Balance – June 30, 2024	64,867,760	$64,867	$(385,686)	$26,749,219	$15,968	$(25,262,873)	$(21,840)	$1,159,655

	Common stock		Treasury Stock	Additional Paid-In	Shares to be issued Common	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
Description	Shares	Amount	at Cost	Capital	Shares	Deficit	Loss	Equity
Balance – December 31, 2022 *	65,296,383	$65,297	$(2,000,000)	$27,514,733	$48,075	$(17,864,028)	$(6,543)	$7,757,534

Stock based compensation – options	–	–	–	266,806	–	–	–	266,806

Stock based compensation – cashless exercise options	10,857	10	–	(10)	–	–	–	–

Stock based compensation – shares	62,250	62	–	184,917	(16,675)	–	–	168,304

Purchase of treasury stock	–	–	(420,686)	–	–	–	–	(420,686)

Retirement of treasury stock	(600,000)	(600)	2,000,000	(1,999,400)	–	–	–	–

Issued stock dividend	2,327	2	–	(2)	–	–	–	–

Other comprehensive income	–	–	–	–	–	–	(208)	(208)

Net loss	–	–	–	–	–	(2,132,409)	–	(2,132,409)

Balance – June 30, 2023	64,771,817	$64,771	$(420,686)	$25,967,044	$31,400	$(19,996,437)	$(6,751)	$5,639,341

*	Retroactively applied to the stock split

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOCUS UNIVERSAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net Loss	$(2,680,703)	$(2,132,409)
Adjustments to reconcile net loss to net cash from operating activities:
Bad debt expense	60,570	4,675
Depreciation expense	67,354	84,616
Amortization of intangible assets	–	28,741
Unrealized gain on marketable equity securities	9,155	(27,565)
Realized loss on marketable equity securities	–	14,249
Gain on bargain purchase	–	(61,747)
Stock-based compensation – shares	229,018	168,304
Stock option compensation – options	73,990	266,806
Changes in operating assets and liabilities:
Accounts receivable	84,053	(27,741)
Accounts receivable - related party	–	34,507
Inventory	(213,873)	15,526
Other receivable	20,394	–
Prepaid expenses	(1,833)	(46,109)
Deposit	(2,223)	8,514
Operating lease right-of-use asset	42,985	4,983
Accounts payable and accrued liabilities	581,696	73,823
Other current liabilities	92,191	39,100
Lease liabilities	(72,385)	(55,012)
Other liabilities	(12,335)	–
Net cash flows used in operating activities	(1,721,946)	(1,606,739)

Cash flows from investing activities:
Purchase of property and equipment	(9,743)	(17,203)
Purchase of marketable securities	–	(43,644)
Proceeds from sale of marketable securities	–	101,736
Net cash flows provided by (used in) investing activities	(9,743)	40,889

Cash flows from financing activities:
Proceeds from third party loan	350,000	–
Proceeds from related party loan	1,101,000	–
Repayment on third party loan	(125,000)	–
Purchase of treasury stock	–	(1,420,686)
Net cash flows provided by (used in) financing activities	1,326,000	(1,420,686)

Effect of exchange rate	(9,501)	1,793

Net change in cash	(415,190)	(2,984,743)

Cash beginning of period	428,254	4,343,426

Cash end of period	$13,064	$1,358,683

Supplemental cash flow disclosure:
Cash paid for income taxes	$–	$–
Cash paid for interest	$57,218	$8,407

Supplemental disclosure for noncash financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$–	$266,101

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOCUS UNIVERSAL INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(UNAUDITED)

Note 1 – Organization and Operations

Focus Universal Inc. (the “Company”) was incorporated under the laws of the State of Nevada on December 4, 2012. The Company is a universal smart instrument developer and manufacturer, headquartered in Ontario, California, specializing in the development and commercialization of novel and proprietary universal smart technologies and instruments. The Company is also a provider of patented hardware and software design technologies for Internet of Things (IoT) and 5G. The Company has developed what it believes are five disruptive patented technology platforms with 26 patents and patents pending in various phases and 8 trademarks pending in various phases to solve what it believes are the major problems facing hardware and software design and production within the industry today. These technologies combined have the potential to reduce costs, reduce product development timelines and energy usage while increasing range, speed, efficiency, and security of the IoT and 5G networks.

The Company has multiple subsidiaries, including Perfecular Inc. (“Perfecular”), Focus Universal (Shenzhen) Technology Company LTD (“Focus Shenzhen”), AVX Design & Integration, Inc. (“AVX,” also doing business as Smart AVX (“Smart AVX”)), Lusher Bioscientific, Inc. (“Lusher”), and AT Tech Systems LLC (“AT Tech Systems”). Perfecular, a wholly owned subsidiary of Focus that was founded in September 2009 and is headquartered in Ontario, California, is engaged in designing digital sensor products and selling a broad selection of horticultural sensors and filters in North America and Europe. AVX, incorporated on June 16, 2000, in the state of California, is an IoT installation and management company specializing in high performance audio/video systems, home theaters, lighting control, automation and integration. Services provided by AVX include full integration of houses, apartments, commercial complexes, and office spaces with audio, visual and control systems to fully integrate devices in the low voltage field, specializing in high end residential smart IoT installation projects in areas throughout the Southern California area. AVX’s services also include partial equipment upgrade and installation. AVX also markets and sells our IoT Products, such as high-end LED, live wall panel products and cameras, under the Smart AVX name.

On December 23, 2021, Focus Shenzhen was founded as a mainland China office for manufacturing procurement expertise and research and development support activities. Focus Shenzhen is designed to function as a branch office accessing high level ability to source products and build relationships with manufacturers in China and as a lower cost form of support, research and development as engineers bound in China.

As of January 6, 2023, AT Tech Systems is a subsidiary of Focus specializing in commercial and industrial smart IoT installation projects in areas throughout Southern California. AT Tech Systems has several clients including medical/dental facilities and commercial and industrial projects, and several notable manufacturers and wholesalers, and provides clients with integrated network, security, and multimedia design solutions and technology systems. (See Note 11)

The Company has completed integration throughout its existing businesses, including key employees serving dual roles with its subsidiaries.

As of April 30, 2024, the Company founded a wholly owned subsidiary named Lusher Inc. Lusher Inc. was founded to develop, market, and commercialize automation software, titled One Touch Financial, initially targeting the financial reporting software market sector. As of the date of this filing, the Company has solely begun ongoing development of the software and founded the subsidiary after board approval, as other business activities are only in the introductory phase. As of May 11, 2024, the Company announced board approval for the eventual spin-off of Lusher to better prioritize the development of its SEC Financial Reporting Automation Software while also allowing the management of Focus Universal Inc. to better prioritize its core business. The Company plans to demo the software at the beginning of September 2024, and plans a company roadshow in 3Q of 2024.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed financial statements of the Company for the six months ended June 30, 2024 and 2023 have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K for scaled disclosures for smaller reporting companies. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company’s financial position and results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2023 was derived from the audited financial statements included in the Company’s financial statements as of and for the years ended December 31, 2023 and 2022 contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on April 1, 2024. These financial statements should be read in conjunction with that report.

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

Segment Reporting

The Company currently has two operating segments in addition to our corporate overhead. In accordance with ASC 280, Segment Reporting (“ASC 280”), the Company considers operating segments to be components of the Company’s business for which separate financial information is available and evaluated regularly by Management in deciding how to allocate resources and to assess performance. Management reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. Accordingly, the Company has determined that it has two operating and reportable segments. The Company consists of two types of operations, along with corporate overhead (which includes research and development) as follow, (1) Perfecular, AVX (doing business as and branded under Smart AVX) and Lusher jointly operate the “IoT Products” segment, which involves the wholesale, marketing, and production of our universal smart instruments and devices in the hydroponic and controlled agriculture segments and of our smart products into the commercial and home automation sectors, and (2) AVX (exclusive of the smart IoT Products sales under Smart AVX) and AT Tech Systems cooperatively run our “IoT Installation Services” segment, which handles our IoT installation and management business specializing in high performance and easy to use audio/video systems, home theaters, lighting control, automation, and integration.

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

Allowance for doubtful accounts

The Company estimates an allowance for doubtful accounts based on historical collection trends and review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. As of June 30, 2024 and December 31, 2023, allowance for doubtful accounts amounted to $262,543 and $249,603, respectively.

Concentrations of Credit and Business Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company limits its exposure to credit loss by investing its cash with high credit quality financial institutions.

Major customers

For the three months ended of June 30, 2024 and 2023, the Company’s revenue received from the following companies were set out as below:

	Three months ended June 30,
	2024		2023
	Amount	% of Total Revenue	Amount		% of Total Revenue
Customer A	$12,750	65%	$	(*)	(*)
Customer B	6,000	30%		(*)	(*)
Customer C	(*)	(*)		105,000	49%
Customer D	(*)	(*)		38,253	18%

_________________

(*)	Revenue had not exceeded 10% or more of the Company’s consolidated revenue of the Company.

For the six months ended of June 30, 2024 and 2023, the Company’s revenue received from the following companies were set out as below:

	Six months ended June 30,
	2024		2023
	Amount	% of Total Revenue	Amount		% of Total Revenue
Customer F	$69,325	29%	$	(*)	(*)
Customer G	51,761	22%		(*)	(*)
Customer H	34,492	14%		(*)	(*)
Customer C	(*)	(*)		105,000	23%
Customer D	(*)	(*)		63,711	7%

_________________

(*)	Revenue had not exceeded 10% or more of the Company’s consolidated revenue of the Company.

As of June 30, 2024 and December 31, 2023, the Company’s accounts receivable from the following companies were set out as below:

	June 30, 2024		December 31, 2023
	Amount	% of Total Accounts Receivable	Amount		% of Total Accounts Receivable
Customer G	$12,941	65%	$	(*)	(*)
Customer I	3,584	19%		(*)	(*)
Customer B	3,250	16%		(*)	(*)
Customer C	(*)	(*)		70,000	43%

_________________

(*)	Accounts receivable had not exceeded 10% or more of the Company’s consolidated accounts receivable of the Company.

Major vendors

No major vendor accounted more than 10% of total purchase during six months ended June 30, 2024 and 2023.

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

To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

•	Level 1: Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

•	Level 2: Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

•	Level 3: Pricing inputs that are generally unobservable inputs and not corroborated by market data.

The following table summarize financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023:

	June 30, 2024 (unaudited)
	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
Assets
Marketable securities:
Stock	$27,580	$–	$–	$27,580
Total assets measured at fair value	$27,580	$–	$–	$27,580

	December 31, 2023
	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
Assets
Marketable securities:
Stock	$36,735	$–	$–	$36,735
Total assets measured at fair value	$36,735	$–	$–	$36,735

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts receivable, inventories, other receivable, prepaid expenses, deposit, accounts and accrued expenses, payable, treasury stock payable, short-term loan, other current liabilities, customer deposit, approximate their fair value because of the short maturity of those instruments.

Comprehensive Income (Loss)

Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income (loss) as these amounts are recorded directly as an adjustment to stockholders’ equity. The Company’s other comprehensive loss for the six months ended June 30, 2024 and 2023 was comprised of foreign currency translation adjustments.

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

A summary of our revenue by product type for the three months ended June 30, 2024 and 2023 is as follows:

	June 30, 2024	June 30, 2023
IoT Products	$11,234	$64,867
IoT Project Construction and Installation Services	8,519	150,524
Total	$19,753	$215,391

A summary of our revenue by product type for the six months ended June 30, 2024 and 2023 is as follows:

	June 30, 2024	June 30, 2023
IoT Products	$190,739	$78,148
IoT Project Construction and Installation Services	48,172	373,338
Total	$238,911	$451,486

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

Six Months Ended June 30,	2024	2023
Stock options	570,124	457,934
Total	570,124	457,934

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

	Average Rate for the Six Months Ended June 30,
	2024		2023
	(Unaudited)		(Unaudited)
China Yuan (RMB)	RMB	7.1970	RMB	6.9243
United States Dollar ($)		$1.0000		$1.0000

	Exchange Rate at
	June 30, 2024		December 31, 2023
	(Unaudited)
China Yuan (RMB)	RMB	7.2651	RMB	7.0698
United States Dollar ($)		$1.0000		$1.0000

Going Concern

The Company has assessed its ability to continue as a going concern for a period of one year from the date of the issuance of these condensed consolidated financial statements. The Company has a net loss of $2,680,703 and $2,132,409 for the six months ended June 30, 2024 and 2023, respectively. In addition, the Company had an accumulated deficit of $25,262,873 and $22,582,170 as of June 30, 2024 and December 31, 2023, respectively, and negative cash flow from operating activities of $1,721,946 and $1,606,739 for the six months ended June 30, 2024 and 2023, respectively. Substantial doubt about the Company’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the Company will be unable to meet its obligations as they become due within one year from the financial statement issuance date. The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern. The Company currently suffered recurring loss from operations, generated negative cash flow from operating activities, has an accumulated deficit and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These conditions raise substantial doubt as to its ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2023, has also expressed substantial doubt about the Company’s ability to continue as a going concern.

At June 30, 2024, the Company had cash and cash equivalents, and short-term investments, in the amount of $40,644. The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future and raising additional capital to meet its obligations and repay its liabilities arising from normal business operations when they come due. Since inception, the Company has funded its operations primarily through equity and debt financings, and it expects to continue to rely on these sources of capital in the future. In addition, subsequent to June 30, 2024, the Company has sold its land and buildings which provided additional working capital to the Company. For more information on the sale of the land and buildings please see Note 11. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in case of equity financing, or grant unfavorable terms in future licensing agreements.

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

Note 4 – Inventory

At June 30, 2024 and December 31, 2023, inventory consisted of the following:

	June 30, 2024	December 31, 2023
Parts	$1,051	$1,051
Finished goods	494,893	281,020
Inventory	$495,944	$282,071

Note 5 – Property and Equipment

At June 30, 2024 and December 31, 2023, property and equipment consisted of the following:

	June 30, 2024	December 31, 2023
Warehouse	$3,789,773	$3,789,773
Land	731,515	731,515
Building improvement	240,256	240,256
Furniture and fixtures	42,100	39,223
Equipment	125,089	119,556
Software	1,995	1,995
Total cost	4,930,728	4,922,318
Less accumulated depreciation	(908,633)	(841,655)
Property and equipment, net	$4,022,095	$4,080,663

Depreciation expense for the six months ended June 30, 2024 and 2023 amounted to $67,354 and $84,616, respectively.

Note 6 – Related Party Loan

On September 7, 2023, the Company entered into a loan agreement with Golden Sunrise Investment LLC in the amount of $1,000,000. This loan is secured against the Company’s property, which serves as collateral, with a cost of $4.5 million pledged. At the time of entering the loan agreement, Golden Sunrise Investment LLC was owned by two of the Company’s shareholders who collectively owned approximately 19% of the Company’s outstanding shares. The loan has an annual interest rate of 12% and the principal amount has a due date of September 7, 2024. On March 5, 2024, the Company entered into an addendum to the loan agreement with Golden Sunrise Investment LLC, a related party obtaining an additional secured loan amount of $300,000 at an annual interest rate of 12% which is due September 7, 2024. The interest expense amount was $72,000 for the six months ended June 30, 2024. The loan accrued interest of $26,000 as of June 30, 2024, and the total principal outstanding loan amount was $1,300,000 as of June 30, 2024. The interest rate increases to 15% as of the maturity date of the loan on any unpaid principal balance outstanding. The principal and interest were paid off on July 3, 2024.

On April 2, 2024, the Company entered into a two-year loan agreement with the Company’s CEO Desheng Wang for the amount of $300,000. The loan has an annual interest rate of 12% and the principal and interest amount have a due date of April 1, 2026, as consistent with the previous and separate loan agreement with Golden Sunrise Investment LLC. Until June 30, 2024, the principal loan amount has been increased from $300,000 to $801,000. The interest expense amount was $17,098 for the six months ended June 30, 2024. The principal and interest were paid off on July 9, 2024.

Note 7 – Short-Term Loan

On January 2, 2024, the board of directors of the Company authorized the Company to enter into a revolving credit facility or series of promissory notes for up to $5 million with one or more lenders. The Company accepted the first $300,000 tranche on January 9, 2024 (the “Loan”) with a third-party private lender (the “Lender”) whereby the Lender loaned $300,000 to the Company (the “Principal Amount”). The Loan has an annual 3% compound interest rate and note payments begins on February 4, 2024 (“Due Date”) whereby the Company will pay Lender in 12 equal installment payments of $25,408.11 beginning on the Due Date. The interest amount for the six months ended June 30, 2024 was $2,041, and the total principal outstanding loan amount was $175,000 as of June 30, 2024.

On June 18, 2024, the Company enter into a one-month loan agreement with a third party for the amount of $50,000. The loan has an annual interest rate of 12% and the principal and interest amount have a due date of July 19, 2024. The accrued interest was $200 for the six months ended June 30, 2024, and the total principal outstanding loan amount was $50,000 as of June 30, 2024. The principal and interest were paid off on July 19, 2024.

Note 8 – Lease

The Company recorded an operating lease expense of $56,625 and $81,069 for the six months ended June 30, 2024 and 2023, respectively. This is included in general and administrative expenses.

On January 16, 2023, Focus Universal (Shenzhen) Technology Co. LTD entered into a thirty-six month commercial lease with a third party for an approximately 2,017 square foot office space. The lease commenced on February 1, 2023 and will end on January 31, 2026. The monthly rent is RMB29,974 (approximately $4,126) with approximately an 11.1% to 12.5% increase rate in each additional year. The incremental borrowing rate for a lease is the rate of interest the Company would have to pay on a collateralized basis to borrow an amount equal to the lease payments for the asset under similar term, which is 10%. Lease expense for the lease is recognized on a straight-line basis over the lease term.

On February 22, 2023, Focus Universal (Shenzhen) Technology Co. LTD entered into a thirty-six month commercial lease with a third party for an approximately 3,449 square foot office space. The lease commenced on March 31, 2023 and will end on February 28, 2026. The monthly rent is RMB35,246 (approximately $4,851) with approximately an 11.1% to 12.5% increase rate in each additional year. The incremental borrowing rate for a lease is the rate of interest the Company would have to pay on a collateralized basis to borrow an amount equal to the lease payments for the asset under similar term, which is 10%. Lease expense for the lease is recognized on a straight-line basis over the lease term.

On June 1, 2024, Focus Universal (Shenzhen) Technology Co. LTD entered into a twelve-month commercial lease with a third party for an approximately 1,701 square foot office space as a sales-focused office. The lease commenced on June 1, 2024 and will end on May 31, 2025. The monthly rent is RMB8,000 (approximately $1,001).

Operating lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. As of June 30, 2024 and December 31, 2023, operating lease right-of use assets and lease liabilities were as follows:

	June 30, 2024	December 31, 2023
Operating lease right-of-use assets, net	$153,061	$201,048
Lease liabilities, current portion	$99,570	$90,172
Lease liabilities, less current portion	$31,802	$118,517

Lease term and discount rate:

	June 30, 2024	December 31, 2023
Weighted average remaining lease term
Operating lease	1.58 to 1.75 years	2.08 to 2.25 years
Weighted average discount rate
Operating lease	10%	10%

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

Common stock

In prior years, the Company entered into several employment agreements that require the issuance of common shares for services that vest on a quarterly basis. During the period ended June 30, 2024, an aggregate of 58,496 shares with a fair value of $50,348 vested during the period and were recognized as compensation costs. As of December 31, 2023, 41,463 of shares with a fair value of $74,476 that vested under these agreements were not issued. During the period ending June 30, 2024, 16,446 shares with a fair value of $58,508 that previously vested were issued during the period. As of June 30, 2024, 25,197 shares of common stock with a fair value of $15,968 remained issuable.

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

On June 11, 2024, the Company retired 30,000 shares with a cost of $48,362 and restored them to the status of authorized and unissued shares.

Employee compensation

On February 11, 2022 (the “Vesting Date”), the Company entered into a restricted stock award agreements (the “Award Agreement”) with eight employees for 280,000 shares of the Company’s common stock subject to the terms and to the fulfillment of the conditions set forth in the Company’s equity incentive plan. The first 20% of the restricted shares were granted and vested on February 11, 2022. An additional 20% of the restricted shares will vest on each anniversary of the Vesting Date until the fourth anniversary of the Vesting Date. The initial fair value of the awards on the date of grant was determined to be $2,942,800 which is being amortized over the 5 year vesting period. As of December 31, 2023 the unamortized amount of the award was $1,072,020. During the six months ended June 30, 2024 the Company amortized $178,670 of this amount leaving an unamortized balance of $893,350 at June 30, 2024. As of June 30, 2024, 186,000 of the shares had been vested and 132,000 of the shares had been forfeited.

Stock options

On January 2, 2024, each member of the Board was granted 22,500 options to purchase shares at $1.50 per share with a fair value of $29,595. The options vest monthly over 1 year, and may be exercised during a 10-year term. In the aggregate, 112,500 options were granted with a fair value of $147,975. During the six months ended June 30, 2024, the Company recognized $73,990 of compensation cost relating to the vesting of these options and $73,990 remained unvested which will be amortized over the remainder of 2024.

For the six months ended June 30, 2024 and 2023, the Company’s stock option compensation expenses amounted to $73,990 and $266,806, respectively.

The fair value of the stock options issued during the periods was determined using the Black-Scholes option pricing model with the following assumptions:

June 30, 2024
Risk-free interest rate	3.94%
Expected life of the options	5.5 years
Expected volatility	126.73%
Expected dividend yield	0%

The following is a summary of the option activity from December 31, 2023 to June 30, 2024:

	Number of Options	Weighted average exercise price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2023	513,874	$4.05	7.25	–
Granted	112,500	$1.50	–	–
Exercised	–	–	–	–
Cancelled or forfeited	–	–	–	–
Outstanding at June 30, 2024	626,374	$3.60	7.25	–
Vested as of June 30, 2024	570,124	$3.80	7.03	–
Exercisable as of June 30, 2024	570,124	$3.80	7.03	–

Note 10 – Segment reporting

The Company currently has two operating segments in addition to our corporate overhead, which involves the non-specific financing, executive expense, operations and investor relations of our public entity, and the general shared management and costs across the Company’s subsidiaries. First, Perfecular, AVX (doing business as Smart AVX) and Lusher jointly operate the “IoT Products” segment, which involves the wholesale, marketing, and production of our universal smart instruments and devices in the hydroponic and controlled agriculture segments and of our smart instruments into the commercial and home automation sectors. And second, AVX (exclusive of the smart IoT Products sales under Smart AVX) and AT Tech Systems cooperatively run our “IoT Installation Services” segment, which handles our IoT installation and management business specializing in high performance and easy to use audio/video systems, home theaters, lighting control, automation, and integration.

The following tables summarize the financial information of each operating segment of the Company for the six months ended June 30, 2024:

	For the Six Months Ended June 30, 2024
	Corporate	IoT Products	IoT Installation Services	Total

Revenue	$–	$190,739	$48,172	$238,911

Cost of revenue	–	93,156	158,035	251,191

Gross profit (loss)	–	97,583	(109,863)	(12,280)

Total operating expense	2,637,653	32,028	16,986	2,686,667

Income (loss) from operations	(2,637,653)	65,555	(126,849)	(2,698,947)

Total other income (expense)	15,176	907	2,161	18,244

Net income (loss)	$(2,622,477)	$66,462	$(124,688)	$(2,680,703)

The following tables summarize the financial information of each operating segment of the Company for the six months ended June 30, 2023:

	For the Six Months Ended June 30, 2023
	Corporate	IoT Products	IoT Installation Services	Total

Revenue	$–	$78,148	$373,338	$451,486

Cost of revenue	–	56,355	273,648	330,003

Gross profit	–	21,793	99,690	121,483

Total operating expense	2,290,714	41,038	102,191	2,433,943

Loss from operations	(2,290,714)	(19,245)	(2,501)	(2,312,460)

Total other income (expense)	181,483	2,002	(3,434)	180,051

Net loss	$(2,109,231)	$(17,243)	$(5,935)	$(2,132,409)

Note 11 – Subsequent Events

On July 3, 2024, the Company completed a purchase agreement (the “Purchase Agreement”) with a third-party purchaser (the “Buyer”) to sell the Company’s warehouse. The purchase price for the Property is $7,460,250. The Company received $5,664,939 after $1,795,310 was charged to pay off existing loans, broker commissions, county taxes, title / escrow charges, and existing tenant security deposit. Within this adjusted purchase payment, the Company paid off the Golden Sunrise Investment LLC loan with the principal and interest amount of $1,327,353. The Company is currently calculating the accounting effects of this transaction.

On July 8, 2024, the Company entered into a Standard Industrial/Commercial Single-Tenant Lease (the “Lease”) with the Veena Asset Management, LLC to lease the same Focus Universal premises located at 2311 East Locust Court, Ontario, CA 91761 back for one year commencing at the close of escrow of the Purchase Agreement and ending on July 31, 2025 for 14,004 square foot office and warehouse space. Base monthly rent is $16,804, with a total of $58,812 due upon execution of the lease.

On July 9, 2024, the Company repaid the loans it entered into with the Company’s CEO with the principal and interest repayment amounts of $820,501.

On July 19, 2024, the Company paid off a third-party loan with the principal and interest amount of $50,500.

On August 5, 2024, the Company and the segment manager of AT Tech Systems LLC reached a tentative oral agreement to terminate his employment and the employment of his two direct report team members. While the negotiations are still tentative, the Company expects there will be a termination or severance cost of at most $40,000. Management is currently evaluating how to replace the personnel necessary to run AT Tech Systems LLC.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth herein and in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

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

In an effort to continually develop our product lines, we plan to phase out the traditional, lower-margin products, such as the first-generation digital light meter, and are preparing to launch a new line of products that have been in development for several years. These newer technology products will be released in phases, and we intend that increasing amounts of technology will be layered upon these products. Additionally, we plan to continue to increase our efforts in protecting more intellectual property and have continued to develop technologies for long-term growth. We have developed products in both the controlled agriculture industry and home automation industries, taking advantage of our existing relationships in both sectors.

We are building a U.S.-based sales team to market our Smart AVX-branded product lines. The team has already begun marketing our current large format multimedia touch screens, surveillance camera system (cameras and network video recorders (NVRs)), indoor and outdoor LED screens, and Focus Universal-branded voice over internet protocol (VOIP) phone service systems for use in commercial and corporate settings.

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

Our software machine auto design team has also made significant progress during the last period. Having the mathematical and graphical environments created, our team is focused on developing the 3D-user interface machine auto design. Our public reporting automation software is completed and currently undergoing extensive testing. As reports on Forms 10-Q and 10-K are time-consuming, complex processes that require each company’s financial team to gather and translate large amounts of data from multiple sources, the time and expertise required to complete the process is a substantial burden for any company, large or small. Meanwhile, SEC reporting deadlines are firm and inflexible. This conflict can interfere with other reporting and internal timelines and leave teams time-strapped and scrambling for the resources needed to meet any reporting requirements. We have developed a Microsoft®-based add-on software that aims to streamline and automate the SEC reporting preparation process. We believe the software will significantly simplify the Form 10-Q and Form 10-K preparation processes and make creating, editing and managing documents both simple and accurate. We are planning to commercialize this software in the fourth quarter of 2024 or the first quarter of 2025. A cloud-based version of this software is also under the development.

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

Additional Focus Universal Inc. IoT Products under Smart AVX. Focus Universal Inc. is integrating its own Smart AVX- branded IoT equipment to connect devices across platform systems and to facilitate unified collaboration across audio-visual technologies, digital media technologies, security and surveillance technologies and communication technologies. This approach allows the Company to service its customers for ease of use, design and integration, and installation and maintenance by utilizing technology that integrates our five core technologies.

We have integrated our Smart AVX-branded products across the following strategic sub-sectors: LED Audio-visual Panel Products, large format Smart Multimedia Touch Screens, Pan Tilt Zoom (“PTZ”) Dome Cameras and Network Video Recorders (“NVRs”), and VOIP Phone Services.

1.	LED Audio-visual Panel Products. LED panel digital displays have become an integral and modern-day solution that address the communication and display demands of the residential and commercial customer base. Due to the flexible configuration of the LED panels, the modular design that enables the ability to incorporate a design into any size space, the flexibility of the standard size panels to accommodate curvature in the design space, the ability to address transparency in the panel displays and create new areas for delivering media to the public, our LED panel digital displays allow us to easily adapt our display design to spaces of any size and shape, making any customer space a customizable output and connected piece within a system. The option to create full size screens in any space, while addressing any environmental demands, allows us to use state-of-the-art media resulting in immersive, three-dimensional, captivating content delivery within any system.

2.	Large Format Smart Multimedia Touch Screens. Smart AVX-branded large format touch screens deliver interactive solutions for a wide variety of industries and applications, including education, healthcare, commercial, residential and government applications. While interacting with a touch display is commonplace in public-consumer spaces, we integrate large format Smart touch screens in small business, commercial applications such as dental offices and other business scenarios. These market applications continue to be underserved with touch-enabled devices, and our installation engineers and design staff can customize solutions for unique business and commercial application projects. The Company, through the Smart AVX brand, offers a myriad of customized choices and a long list of options within the current touch screen technology in a refined product. Our products allow future integration of our core platform technologies, such as the LED digital displays, the Ubiquitor, PTZ Dome Cameras and VOIP Phone Systems, allowing for pinch, zoom, scrolling, and videoconferencing within the touch screen format.

3.	Pan Tilt Zoom (PTZ) Dome Cameras and Network Video Recorders (NVRs). Pan Tilt Zoom (PTZ) Dome Cameras and Network Video Recorders (NVRs). Dome security cameras are easily recognizable for their circular, dome encasing. Smart AVX-branded dome surveillance cameras are highly versatile and can be used in both indoor and outdoor environments, providing wide coverage for nearly any use condition. Smart AVX-branded dome security cameras have a vandal-proof dome casing, an infrared camera for night vision capabilities, and a sturdy metal base to protect against damage or tampering, making the cameras an integrated solution for reliable surveillance in many use conditions. The cameras are PTZ, meaning that they are built with mechanical parts that allow for swiveling left to right, tilting up and down, and zooming in and out of a scene. They’re typically used to monitor wide open areas requiring a 180- or 360-degree view and are often deployed in guard stations where personnel can operate them through a remote controller. Depending on the camera or software, they can also be set to automatically follow motion-triggered activity to a pre-set schedule. PTZ cameras are generally implemented in tandem with a large surveillance system, in which the PTZ tracks movement while a fixed camera takes detailed shots.

4.	VOIP Phone Services. Voice over Internet Protocol (VoIP), also called IP telephony, is a method and group of technologies for voice calls for the delivery of voice communication sessions over Internet Protocol (IP) networks, such as the Internet. The Company plans to provide daily use VOIP services in an integrated fashion to the existing commercial customer base, allowing for extensive usage in small business, commercial applications such as dental offices and other business scenarios.

Lusher Corporate Services, One Touch Financial Software

Financial reporting is the process by which a company keeps investors aware of a company’s financial condition, allowing them to have the information they need before making an investment decision.

An annual report on Form 10-K is a comprehensive report filed annually by a publicly traded containing company information such as its history, organizational structure, financial statements, earnings per share, subsidiaries, executive compensation, and other relevant data.

The quarterly report on Form 10-Q is a comprehensive report of a company’s quarterly performance that must be submitted by public companies to the SEC on a quarterly basis. The quarterly report on Form 10-Q is generally submitted with unaudited financial statements including condensed financial statements, a management discussion and analysis on the financial condition of the company, and disclosures regarding market risk and internal controls. In the quarterly reports, companies are required to disclose additional relevant quarterly financial information regarding their financial position.

Because of the depth and nature of the information they contain, reports on Forms 10-K and 10-Q can become time-consuming, especially given the complex processes that require a company’s internal teams to gather large amounts of data across multiple sources. The time and expertise required to complete the process is a substantial burden. SEC reporting deadlines are firm and inflexible. These reporting requirements can interfere with other reporting timelines and leave a time-strapped team scrambling for the resources needed to meet mandated reporting requirements.

Delays and mistakes in SEC financial reporting can have far-reaching consequences for companies and their shareholders including. SEC review, enforcement actions, and penalties. Late, inaccurate, or incomplete filings can often lead to a drop in the company’s stock price and a decrease in investor confidence.

However, it is critically important that the company’s financial reporting is accurate, thorough, and up to date. Office software packages are widely used in all report preparation. While current software can do an excellent job on word processing, it often fails in the creation of the rigorously formatted tables and spreadsheets needed to populate requisite financial information in report. Furthermore, because of the frequent incompatibility between programs from software packages, the formatted tables required by financial reporting standards that are created by spreadsheets programs are mismatched, incomplete, or even destroyed when they are transferred via word processing files.

Human data entry of hundreds or thousands of financial numbers in the financial report imposes another challenge and presented by regularly occurring human error. This risk is compounded by a frequent requirement to update or revise these hundreds or thousands of numbers during the time-constrained review processes and auditing processes prior to submission.

Given the complexity and volume of data involved, companies are looking for solutions that not only save cost, and reduce the time and effort required to report in a timely manner but also improve accuracy and compliance. We have developed an automated software solution to address these challenges effectively and efficiently in the following ways:

Data Entry Automation: Our software’s automated data entry function reduces the risk of human errors and saves time. It can extract data from various sources and populate financial reports accurately.

Validation Checks: Our One Touch Financial Software includes built-in validation checks to ensure that the data is accurate and compliant with regulatory requirements. It also helps in identifying potential errors early in the reporting process.

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

The Company plans to demo the software this month as the development for the software has progressed. The company plans for a company roadshow in 3Q of 2024 to update the community regarding these new developments.

IoT Installation Services under AVX (Residential) and AT Tech Systems (Commercial and Industrial)

1.	Smart Home IoT Installations. Beyond standard doorbells and thermostats, we, through our AVX subsidiary, provide customized and high-end IoT Smart home solutions to upgrade the standard home to an integrated home platform. AVX utilizes its existing tech-savvy installation staff to integrate the Smart AVX line of IoT products for a customized home solution with designed smart home services. AVX meets client safety concerns and meshes modern convenience for a complete solution for homeowners to easily control their homes’ digital input and output points with wired, integrated systems throughout the installation. PTZ dome cameras give wide view home security through the network providing the views of four cameras within the installation space of a single camera. LED digital displays and large format multimedia touch screens provide state-of-the art output displays for eye catching and high-end centerpieces for homeowners. With the suite of Smart AVX home devices and the AVX professional installation team, design and customized creation within a high-end home system can be standard for the customer base. These installations include integration of home VOIP phone systems, network and computer system integration, multimedia display systems, door access control systems, voice and data cabling, security alarm systems, PC upgrade and software installations, home audio-visual control center design and installation and systems integration, home security data backup systems, home network design and installation, HDTV signal and reception boost, and multi-room audio and ambient music phone systems.

2.	Smart Commercial and Industrial Installations. We through the acquired AT Tech Systems company brand also design and build IoT technologies to fit unique business requirements. Utilizing the aforementioned IoT product solutions within the designed platform for a business system, AT Tech Systems provides IoT installations and integrations for industries including security and surveillance, smart commercial and industrial, healthcare, broadcast media and entertainment, manufacturing, food retail, and industrial warehousing. AT Tech Systems design and installation experts have decades of hands-on experience in integrated systems of smart sensor devices, IoT data management platforms, client applications and analytics for complete end-to-end IoT commercial solutions. AT Tech Systems excels in the area of IoT interoperability, utilizing the Smart AVX-branded products such as the LED digital displays, large format multimedia Smart touch screens, PTZ dome Cameras, and VOIP phone systems. These installations include integration of the commercial grade phone fax and extension VOIP systems, networking and computer system integration for commercial application, multimedia and conferencing display systems, industrial office and commercial access control systems, voice and data cabling, security and surveillance perimeter alarm systems, PC upgrade and software installations, office and commercial control center design and installation systems, automatic data backup systems, server design and installation, HDTV signal and reception boost, ambient client music systems, and multi-room and facility audio phone systems.

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

In 2021, we hired the law firm of Knobbe, Martens, Olson & Bear, LLP (“Knobbe Martens”) to serve as outside intellectual property counsel for the Company. The firm is working on converting the Company’s provisional patent applications to formal nonprovisional patent applications and expanding existing patent portfolios. In addition, Knobbe Martens is working on filing four previously unfiled patents and pursuing patent coverage in Europe and Australia. In addition, in May 2022, the Company engaged Chang & Hale, LLP as suggested by our counsel at Knobbe Martens to assist with two new patents, noting that Knobbe Martens still remains our main IP counsel. Currently, the Company has 18 pending U.S. nonprovisional patent applications and 9 issued U.S. patents. As a result of our primary IP attorney switching firms from Knobbe Martens to Dority Manning, Focus Universal Inc, hired Dority Manning on July 16, 2024 to serve as outside intellectual property counsel for the Company.

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

Results of Operations

For the three months ended June 30, 2024 compared to the three months ended June 30, 2023

Revenue, cost of revenue and gross profit

	For the three months ended June 30, 2024	For the three months ended June 30, 2023	Increase (Decrease) $
Revenue	$19,753	$215,391	$(195,638)
Cost of revenue	31,834	149,259	(117,425)
Gross Profit (Loss)	$(12,081)	$66,132	$(78,213)

Our consolidated gross revenue for the three months ended June 30, 2024 and 2023 was $19,753 and $215,391, respectively. Revenue for the three months ended June 30, 2024 decreased $195,638 due to a sales decrease from our IoT installation service due to a reduction in the number of projects in 2024.

Cost of revenue for the three months ended June 30, 2024 was $31,834, compared to $149,259 for the three months ended June 30, 2023. In addition to the decrease in revenue, gross profit (loss) decreased to $(12,081) compared to $66,132 three months ended June 30, 2024 and 2023, respectively. This decrease in revenue was also the result of the sales decrease from our IoT installation services and reduction in the number of active projects in 2024.

The major components of our cost and operating expenses for the three months ended June 30, 2024 and 2023 are outlined in the table below:

	For the three months ended June 30, 2024	For the three months ended June 30, 2023	Increase (Decrease) $
Selling expense	$35,640	$63,075	$(27,435)
Compensation – officers and directors	55,255	253,403	(198,148)
Research and development	296,248	342,992	(46,744)
Professional fees	354,421	116,565	237,856
General and administrative	625,492	361,583	263,909
Total operating expenses	$1,367,056	$1,137,618	$229,438

Selling expenses for the three months ended June 30, 2024 was $35,640, compared to $63,075 for the three months ended June 30, 2023. Selling expense incurred was mainly from third party advertising fees and marketing related fees. The decrease of selling expense was due to a decrease in advertising fees.

Compensation – officers and directors were $55,255 and $253,403 for the three months ended June 30, 2024 and 2023, respectively.

Research and development costs were $296,248 and $342,992 for the three months ended June 30, 2024 and 2023, respectively.

Professional fees were $354,421 during the three months ended June 30, 2024, compared to $116,565 during the three months ended June 30, 2023. The increase in these professional fees compared to the prior period was due to an increase in professional legal fees for prior employment litigation.

General and administrative expenses for the three months ended June 30, 2024 was $625,492 compared to $361,583 during the three months ended June 30, 2023. The increase of general and administrative expenses was primarily due to an increase in the number of office employees in 2024.

Other Income (expense)

Other income for the three months ended June 30, 2024 was $14,031, compared to $53,320 for the three months ended June 30, 2023. The decrease was due to increased interest expense.

Net Losses

During the three months ended June 30, 2024 and 2023, we incurred net losses of $1,365,106 and $1,018,166 respectively, due to the factors discussed above.

For the six months ended June 30, 2024 compared to the six months ended June 30, 2023

Revenue, cost of revenue and gross profit

Revenue in operating segments is primarily generated from IoT product and IoT project construction and installation services. The following tables summarize revenue from each segment.

	For the Six Months Ended June 30, 2024
	Corporate	IoT Products	IoT Installation Services	Total

Revenue	$–	$190,739	$48,172	$238,911
Cost of revenue	–	93,156	158,035	251,191
Gross Profit (Loss)	$–	$97,583	$(109,863)	$(12,280)

	For the Six Months Ended June 30, 2023
	Corporate	IoT Products	IoT Installation Services	Total

Revenue	$–	$78,148	$373,338	$451,486
Cost of revenue	–	56,355	273,648	330,003
Gross Profit	$–	$21,793	$99,690	$121,483

	For the six months ended June 30, 2024	For the six months ended June 30, 2023	Increase (Decrease) $
Revenue	$238,911	$451,486	$(212,575)
Cost of revenue	251,191	330,003	(78,812)
Gross Profit (Loss)	$(12,280)	$121,483	$(133,763)

Our consolidated gross revenue for the six months ended June 30, 2024 and 2023 was $238,911 and $451,486, respectively. Revenue for the six months ended June 30, 2024 decreased $212,575 due to a sales decrease from our IoT installation service due to a reduction in the number of projects in 2024.

Cost of revenue for the six months ended June 30, 2024 was $251,191, compared to $330,003 for the six months ended June 30, 2023. In addition to the decrease in revenue, gross profit (loss) decreased to $(12,280) compared to $121,483 six months ended June 30, 2024 and 2023, respectively.

The major components of our cost and operating expenses for the six months ended June 30, 2024 and 2023 are outlined in the table below:

	For the six months ended June 30, 2024	For the six months ended June 30, 2023	Increase (Decrease) $
Selling expense	$74,925	$74,934	$(9)
Compensation – officers and directors	112,048	560,937	(448,889)
Research and development	639,525	619,473	20,052
Professional fees	707,032	373,964	333,068
General and administrative	1,153,137	804,635	348,502
Total operating expenses	$2,686,667	$2,433,943	$252,724

Selling expenses for the six months ended June 30, 2024 was $74,925, compared to $74,934 for the six months ended June 30, 2023.

Compensation – officers and directors were $112,048 and $560,937 for the six months ended June 30, 2024 and 2023, respectively.

Research and development costs were $639,525 and $619,473 for the six months ended June 30, 2024 and 2023, respectively. The increase was due to an increase in the number of research and development patent fees.

Professional fees were $707,032 during the six months ended June 30, 2024, compared to $373,964 during the six months ended June 30, 2023. The increase in these professional fees compared to the prior period was due to an increase in professional legal fees for prior employment litigation.

General and administrative expenses for the six months ended June 30, 2024 was $1,153,137 compared to $804,635 during the six months ended June 30, 2023. The increase of general and administrative expenses was primarily due to an increase in the number of office employees in 2024.

Other Income (expense)

Other income for the six months ended June 30, 2024 was $18,244, compared to $180,051 for the six months ended June 30, 2023. The decrease was due to increased interest expense during the period.

Net Losses

During the six months ended June 30, 2024 and 2023, we incurred net losses of $2,680,703 and $2,132,409 respectively, due to the factors discussed above.

Liquidity and Capital Resources

Working Capital

	June 30, 2024	December 31, 2023
Current Assets	$654,329	$1,028,278
Current Liabilities	(3,663,741)	(1,657,646)
Working Capital	$(3,009,412)	$(629,368)

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

	For the six months ended June 30, 2024	For the six months ended June 30, 2023
Net cash used in operating activities	$(1,721,946)	$(1,606,739)
Net cash provided by (used in) investing activities	(9,743)	40,889
Net cash provided by (used in) financing activities	1,326,000	(1,420,686)
Effect of exchange rate	(9,501)	1,793
Net change in cash	$(415,190)	$(2,984,743)

Cash Flows from Operating Activities

Our net cash outflows from operating activities of $1,721,946 for the six months ended June 30, 2024 was primarily the result of our net loss of $2,680,703 and changes in our operating assets and liabilities offset by the add-back of non-cash expenses.

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

Cash Flows from Investing Activities

For the six months ended June 30, 2024 we had cash outflow from investing activities of $9,743 from the purchase of property and equipment. For the six months ended June 30, 2023, we had cash inflow from investing activities of $40,889. That was primarily the result from the purchase of property and equipment of $17,203, purchase of marketable securities of $43,644, and proceeds from sales of marketable securities of $101,736.

Cash Flows from Financing Activities

For the six months ended June 30, 2024, we had cash inflows of $1,326,000 due to proceeds from third party and related party loan amount of $1,451,000 and repayment on third party loan amount of $125,000. For the six months ended June 30, 2023, we had cash outflows of $1,420,686 due to purchase of treasury stock.

Going Concern

The Company has assessed its ability to continue as a going concern for a period of one year from the date of the issuance of these condensed consolidated financial statements. The Company has a net loss of $2,680,703 and $2,132,409 for the six months ended June 30, 2024 and 2023, respectively. In addition, the Company had an accumulated deficit of $25,262,873 and $22,582,170 as of June 30, 2024 and December 31, 2023, respectively, and negative cash flow from operating activities of $1,721,946 and $1,606,739 for the six months ended June 30, 2024 and 2023, respectively. Substantial doubt about the Company’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the Company will be unable to meet its obligations as they become due within one year from the financial statement issuance date. The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern. The Company currently suffered recurring loss from operations, generated negative cash flow from operating activities, has an accumulated deficit and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These conditions raise substantial doubt as to its ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2023, has also expressed substantial doubt about the Company’s ability to continue as a going concern.

At June 30, 2024, the Company had cash and cash equivalents, and short-term investments, in the amount of $40,644. The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future and raising additional capital to meet its obligations and repay its liabilities arising from normal business operations when they come due. Since inception, the Company has funded its operations primarily through equity and debt financings, and it expects to continue to rely on these sources of capital in the future. In addition, subsequent to June 30, 2024, the Company has sold its land and buildings which provided additional working capital to the Company. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in case of equity financing, or grant unfavorable terms in future licensing agreements.

Off-Balance Sheet Arrangements

As of June 30, 2024, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation SK.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We were not subject to any new legal proceedings during the six months ended June 30, 2024 and there are currently no new legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

ITEM 1A.  RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No shares or common stock were sold during the six months ended June 30, 2024.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the six-month periods ended June 30, 2024 or 2023.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5.  OTHER INFORMATION

Our common stock trades on the Nasdaq Global Market under the symbol “FCUV.”

During the quarter ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Focus Universal Inc.

Dated: August 14, 2024	By:	/s/ Desheng Wang Desheng Wang Chief Executive Officer

Dated: August 14, 2024	By:	/s/ Irving H. Kau Irving H. Kau Chief Financial Officer

