Form 10-Q
period 2024-09-30
FOCUS UNIVERSAL INC.
filed 2024-11-07
CIK 1590418

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-55247

FOCUS UNIVERSAL INC.

(Exact Name of Small Business Issuer as specified in its charter)

Nevada	46-3355876
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

2311 E. Locust Court, Ontario, CA	91761
(Address of principal executive offices)	(Zip Code)

(626) 272-3883

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	FCUV	The Nasdaq Stock Market LLC (Nasdaq Capital Market)

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

As of November 1, 2024, registrant had 72,917,760 shares outstanding of the registrant's common stock at a par value of $0.001 per share.

FORM 10-Q

FOCUS UNIVERSAL INC.

2

PART I.  FINANCIAL INFORMATION

References in this document to “us,” “we,” or “Company” refer to Focus Universal Inc.

ITEM 1.  FINANCIAL STATEMENTS

FOCUS UNIVERSAL INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOCUS UNIVERSAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current Assets:
Cash	$5,341,230	$428,254
Accounts receivable, net	–	13,528
Inventories	478,820	282,071
Other receivables	–	20,519
Prepaid expenses	124,407	87,874
Marketable securities	27,043	36,735
Current assets of discontinued operations	–	159,297
Total Current Assets	5,971,500	1,028,278

Property and equipment, net	57,430	4,080,663
Operating lease right-of-use asset	135,700	201,048
Deposits	65,810	24,135

Total Assets	$6,230,440	$5,334,124

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$550,025	$435,018
Related party loan	–	1,000,000
Short-term loan	75,000	–
Other current liabilities	19,363	25,859
Lease liability, current portion	107,030	90,172
Current liabilities of discontinued operations	12,521	106,597
Total Current Liabilities	763,939	1,657,646

Non-Current Liabilities:
Lease liability, less current portion	20,844	118,517
Other liability	–	12,335
Total Non-Current Liabilities	20,844	130,852

Total Liabilities	784,783	1,788,498

Contingencies	–	–

Stockholders' Equity:
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 72,917,760 and 64,771,817 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	72,917	64,771
Treasury stock at cost (1,133,040 and 1,163,040 shares held at September 30, 2024 and December 31, 2023, respectively)	(385,686)	(434,048)
Additional paid-in capital	29,583,499	26,436,161
Shares to be issued, common shares	20,448	74,476
Accumulated deficit	(23,820,946)	(22,582,170)
Accumulated other comprehensive loss	(24,575)	(13,564)
Total Stockholders' Equity	5,445,657	3,545,626

Total Liabilities and Stockholders' Equity	$6,230,440	$5,334,124

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOCUS UNIVERSAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$74,215	$71,854	$264,954	$238,803

Cost of revenue	42,530	44,386	127,686	174,090

Gross Profit	31,685	27,468	137,268	64,713

Operating Expenses
Selling expense	30,936	25,193	96,027	89,315
Compensation - officers and directors	575,255	267,002	687,303	827,939
Research and development	308,516	305,872	948,041	925,345
Professional fees	278,336	132,914	985,368	506,878
General and administrative	585,491	387,764	1,612,735	1,160,915
Total Operating Expenses	1,778,534	1,118,745	4,329,474	3,510,392

Loss from Operations	(1,746,849)	(1,091,277)	(4,192,206)	(3,445,679)

Other Income (Expense):
Interest income (expense), net	14,001	(2,955)	2,653	27,639
Interest (expense) - related party	–	–	(89,098)	–
Gain on disposed of property	3,181,706	–	3,181,706	–
Gain on bargain purchase	–	–	–	61,747
Unrealized gain (loss) on marketable equity securities	(537)	(17,102)	(9,692)	10,463
Realized loss on marketable equity securities	–	12,247	–	(2,002)
Rental income	13,849	40,731	96,541	121,024
Other income (expense), net	6,541	29,129	49,143	21,489
Total other income (expense)	3,215,560	62,050	3,231,253	240,360

Income (loss) from continuing operations	1,468,711	(1,029,227)	(960,953)	(3,205,319)
Income (loss) from discontinued operations, net of tax	(26,784)	61,194	(277,823)	104,877
Net Income (Loss)	$1,441,927	$(968,033)	$(1,238,776)	$(3,100,442)

Other comprehensive items
Foreign currency translation loss	(2,735)	(239)	(11,011)	(447)

Total comprehensive income (loss)	$1,439,192	$(968,272)	$(1,249,787)	$(3,100,889)

Weighted Average Number of Common Shares Outstanding:
Basic	65,724,825	65,171,817	65,124,703	58,678,098
Fully diluted	65,724,825	65,171,817	65,124,703	58,678,098

Basic net income (loss) per share:
Continuing operations	$0.02	$(0.02)	$(0.01)	$(0.05)
Discontinued operations	(0.00)	0.00	(0.00)	0.00
Basic net income (loss) per share	$0.02	$(0.01)	$(0.02)	$(0.05)

Fully diluted net income (loss) per share:
Continuing operations	$0.02	$(0.02)	$(0.01)	$(0.05)
Discontinued operations	(0.00)	0.00	(0.00)	0.00
Fully diluted net income (loss) per share	$0.02	$(0.01)	$(0.02)	$(0.05)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOCUS UNIVERSAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(UNAUDITED)

	Common Stock		Treasury Stock	Additional Paid-In	Shares to be issued Common	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
Description	Shares	Amount	at Cost	Capital	Shares	Deficit	Loss	Equity
Balance - June 30, 2024	64,867,760	$64,867	$(385,686)	$26,749,219	$15,968	$(25,262,873)	$(21,840)	$1,159,655

Stock based compensation - options	–	–	–	36,995	–	–	–	36,995

Stock based compensation - shares	–	–	–	89,335	4,480	–	–	93,815

Stock issued for placement agent	3,750,000	3,750	–	1,082,250	–	–	–	1,086,000

Stock issued for private placement	4,300,000	4,300	–	1,285,700	–	–	–	1,290,000

Stock based compensation related to discount on shares sold to related parties	–	–	–	340,000	–	–	–	340,000

Other comprehensive income	–	–	–	–	–	–	(2,735)	(2,735)

Net income	–	–	–	–	–	1,441,927	–	1,441,927

Balance - September 30, 2024	72,917,760	$72,917	$(385,686)	$29,583,499	$20,448	$(23,820,946)	$(24,575)	$5,445,657

	Common Stock		Treasury Stock	Additional Paid-In	Shares to be issued Common	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
Description	Shares	Amount	at Cost	Capital	Shares	Deficit	Loss	Equity
Balance - June 30, 2023	64,771,817	$64,771	$(420,686)	$25,967,044	$31,400	$(19,996,437)	$(6,751)	$5,639,341

Stock based compensation - options	–	–	–	133,402	–	–	–	133,402

Stock based compensation - shares	–	–	–	–	14,700	–	–	14,700

Amendment stock purchase agreement - treasury stock	–	–	35,000	–	–	–	–	35,000

Other comprehensive income	–	–	–	–	–	–	(239)	(239)

Net loss	–	–	–	–	–	(968,033)	–	(968,033)

Balance - September 30, 2023	64,771,817	$64,771	$(385,686)	$26,100,446	$46,100	$(20,964,470)	$(6,990)	$4,854,171

(continued)

	Common Stock		Treasury Stock	Additional Paid-In	Shares to be issued Common	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
Description	Shares	Amount	at Cost	Capital	Shares	Deficit	Loss	Equity
Balance - December 31, 2023	64,771,817	$64,771	$(434,048)	$26,436,161	$74,476	$(22,582,170)	$(13,564)	$3,545,626

Stock based compensation - options	–	–	–	110,985	–	–	–	110,985

Stock based compensation - shares	125,943	126	–	376,735	(54,028)	–	–	322,833

Retirement of treasury stock	(30,000)	(30)	48,362	(48,332)	–	–	–	–

Stock issued for placement agent	3,750,000	3,750	–	1,082,250	–	–	–	1,086,000

Stock issued for private placement	4,300,000	4,300	–	1,285,700	–	–	–	1,290,000

Stock based compensation related to discount on shares sold to related parties	–	–	–	340,000	–	–	–	340,000

Other comprehensive income	–	–	–	–	–	–	(11,011)	(11,011)

Net income	–	–	–	–	–	(1,238,776)	–	(1,238,776)

Balance - September 30, 2024	72,917,760	$72,917	$(385,686)	$29,583,499	$20,448	$(23,820,946)	$(24,575)	$5,445,657

	Common Stock		Treasury Stock	Additional Paid-In	Shares to be issued Common	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
Description	Shares	Amount	at Cost	Capital	Shares	Deficit	Loss	Equity
Balance - December 31, 2022*	65,296,383	$65,297	$(2,000,000)	$27,514,733	$48,075	$(17,864,028)	$(6,543)	$7,757,534

Stock based compensation - options	–	–	–	400,208	–	–	–	400,208

Stock based compensation - cashless exercise options	10,857	10	–	(10)	–	–	–	–

Stock based compensation - shares	62,250	62	–	184,917	(1,975)	–	–	183,004

Purchase of treasury stock	–	–	(420,686)	–	–	–	–	(420,686)

Retirement of treasury stock	(600,000)	(600)	2,000,000	(1,999,400)	–	–	–	–

Amendment stock purchase agreement - treasury stock	–	–	35,000	–	–	–	–	35,000

Other comprehensive income	–	–	–	–	–	–	(447)	(447)

Issued stock dividend	2,327	2	–	(2)	–	–	–	–

Net loss	–	–	–	–	–	(3,100,442)	–	(3,100,442)

Balance - September 30, 2023	64,771,817	$64,771	$(385,686)	$26,100,446	$46,100	$(20,964,470)	$(6,990)	$4,854,171

*	Retroactively applied to the stock split

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOCUS UNIVERSAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net Loss	$(1,238,776)	$(3,100,442)
Adjustments to reconcile net loss to net cash from operating activities:
Gain on sale of building	(3,181,706)	–
Bad debt expense	4,459	6,871
Depreciation expense	72,738	127,171
Amortization of intangible assets	–	28,741
Unrealized (gain) loss on marketable equity securities	9,692	(10,463)
Realized loss on marketable equity securities	–	2,002
Gain on bargain purchase	–	(61,747)
Stock-based compensation – shares	322,833	183,004
Stock based compensation related to discount on shares sold to related parties	340,000	–
Stock based compensation – options	110,985	400,208
Changes in operating assets and liabilities:
Accounts receivable	9,069	25,736
Accounts receivable - related party	–	34,507
Inventories	(196,749)	(196,201)
Other receivable	20,407	(10,000)
Prepaid expenses	(36,480)	69,170
Deposit	(41,435)	8,388
Operating lease right-of-use asset	65,364	25,585
Accounts payable and accrued liabilities	114,831	36,830
Other current liabilities	(6,496)	33,759
Lease liabilities	(80,523)	(72,783)
Other liabilities	(12,335)	–
Net cash flows used in operating activities from continuing operations	(3,724,122)	(2,469,664)
Net cash flows provided by (used in) operating activities from discontinued operations	65,221	(133,881)
Net cash flows used in operating activities	(3,658,901)	(2,603,545)

Cash flows from investing activities:
Purchase of property and equipment	(13,250)	(20,294)
Purchase of marketable securities	–	(144,907)
Proceeds from sales of marketable securities	–	219,673
Proceeds from sale of property	7,145,808	–
Net cash flows provided by investing activities	7,132,558	54,472

Cash flows from financing activities:
Proceeds from third party loan	350,000	–
Proceeds from related party loan	1,101,000	1,000,000
Repayment on related party loan	(2,101,000)	–
Repayment on third party loan	(275,000)	–
Stock issued for placement agent	1,086,000	–
Stock issued for private placement	1,290,000	–
Purchases of treasury stock	–	(1,385,686)
Net cash flows provided by (used in) financing activities	1,451,000	(385,686)

Effect of exchange rate	(11,681)	20

Net change in cash	4,912,976	(2,934,739)

Cash beginning of period	428,254	4,343,426

Cash end of period	$5,341,230	$1,408,687

Supplemental cash flow disclosure:
Cash paid for income taxes	$–	$–
Cash paid for interest	$112,038	$13,142

Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$–	$264,641
Cashless exercise of options	$–	$41,401

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOCUS UNIVERSAL INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

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

The Company has multiple subsidiaries, including Perfecular Inc. (“Perfecular”), Focus Universal (Shenzhen) Technology Company LTD (“Focus Shenzhen”), AVX Design & Integration, Inc. (“AVX,” also doing business as Smart AVX (“Smart AVX”)), Lusher Bioscientific, Inc. (“Lusher”), and up through August 21, 2024, AT Tech Systems LLC (“AT Tech Systems”). Perfecular, a wholly owned subsidiary of Focus that was founded in September 2009 and is headquartered in Ontario, California, is engaged in designing digital sensor products and selling a broad selection of horticultural sensors and filters in North America and Europe. AVX, incorporated on June 16, 2000, in the state of California, is an IoT installation and management company specializing in high performance audio/video systems, home theaters, lighting control, automation and integration. Services provided by AVX include full integration of houses, apartments, commercial complexes, and office spaces with audio, visual and control systems to fully integrate devices in the low voltage field, specializing in high end residential smart IoT installation projects in areas throughout the Southern California area. AVX’s services also include partial equipment upgrade and installation. AVX also markets and sells our IoT Products, such as high-end LED, live wall panel products and cameras, under the Smart AVX name.

On December 23, 2021, Focus Shenzhen was founded as a mainland China office for manufacturing procurement expertise and research and development support activities. Focus Shenzhen is designed to function as a branch office accessing high level ability to source products and build relationships with manufacturers in China and as a lower cost form of support, research and development as engineers abound in China.

As of January 6, 2023, AT Tech Systems is a subsidiary of Focus specializing in commercial and industrial smart IoT installation projects in areas throughout Southern California. AT Tech Systems has several clients including medical/dental facilities and commercial and industrial projects, and several notable manufacturers and wholesalers, and provides clients with integrated network, security, and multimedia design solutions and technology systems. On August 5, 2024, the company and the segment manager of AT Tech Systems LLC reached a tentative oral agreement to terminate his employment and the employment of his two direct report team members. The Company discontinued operations of AT Tech Systems on August 21, 2024 with a termination cost of $22,000 and is now presenting these operations as discontinued. (See Note 10)

The Company has completed integration throughout its existing businesses, including key employees serving dual roles with its subsidiaries.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed financial statements of the Company for the nine months ended September 30, 2024 and 2023 have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K for scaled disclosures for smaller reporting companies. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company’s financial position and results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2023 was derived from the audited financial statements included in the Company’s financial statements as of and for the years ended December 31, 2023 and 2022 contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on April 1, 2024. These financial statements should be read in conjunction with that report.

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

Segment Reporting

The Company currently has one operating segment in addition to our corporate overhead. In accordance with ASC 280, Segment Reporting (“ASC 280”), the Company considers operating segments to be components of the Company’s business for which separate financial information is available and evaluated regularly by Management in deciding how to allocate resources and to assess performance. Management reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. Previously, the Company identified two operating and reportable segments: (1) the "IoT Products" segment, jointly operated by Perfecular, AVX (under the Smart AVX brand), and Lusher, which focuses on the wholesale, marketing, and production of universal smart instruments and devices for the hydroponic, controlled agriculture, commercial, and home automation sectors; and (2) the "IoT Installation Services" segment, run by AVX (excluding Smart AVX IoT Products) and AT Tech Systems, specializing in IoT installation and management, including audio/video systems, home theaters, lighting control, automation, and integration. However, following the Company’s discontinued operations of AT Tech Systems in August 2024, the Company now has only one operating and reportable segment which is “IoT Products.”

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

Allowance for doubtful accounts

The Company estimates an allowance for doubtful accounts based on historical collection trends and review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. As of September 30, 2024 and December 31, 2023, allowance for doubtful accounts amounted to $278,201 and $249,603, respectively.

Concentrations of Credit and Business Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company limits its exposure to credit loss by investing its cash with high credit quality financial institutions.

Major customers

For the three months ended of September 30, 2024 and 2023, the Company’s revenue received from the following companies were set out as below:

	Three months ended September 30,
	2024		2023
	Amount	% of Total Revenue	Amount		% of Total Revenue
Customer A	$37,981	51%	$	(*)	(*)
Customer B	18,923	25%		24,051	33%
Customer C	(*)	(*)		21,600	30%
Customer D	(*)	(*)		12,500	17%

_________________

(*)	Revenue had not exceeded 10% or more of the Company’s consolidated revenue of the Company.

For the nine months ended of September 30, 2024 and 2023, the Company’s revenue received from the following companies were set out as below:

	Nine months ended September 30,
	2024		2023
	Amount	% of Total Revenue	Amount		% of Total Revenue
Customer E	$69,325	26%	$	(*)	(*)
Customer F	51,761	20%		(*)	(*)
Customer A	37,981	14%		(*)	(*)
Customer G	(*)	(*)		41,786	17%
Customer B	(*)	(*)		24,051	10%

_________________

(*)	Revenue had not exceeded 10% or more of the Company’s consolidated revenue of the Company.

As of September 30, 2024 and December 31, 2023, the Company’s accounts receivable from the following companies were set out as below:

	September 30, 2024			December 31, 2023
	Amount		% of Total Accounts Receivable	Amount	% of Total Accounts Receivable
Customer H	$	(*)	(*)	$70,000	43%

_________________

(*)	Accounts receivable had not exceeded 10% or more of the Company’s consolidated accounts receivable of the Company.

Major vendors

No major vendor accounted more than 10% of total purchase during nine months ended September 30, 2024 and 2023.

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

The following table summarize financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023:

	September 30, 2024 (unaudited)
	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
Assets
Marketable securities:
Stock	$27,043	$–	$–	$27,043
Total assets measured at fair value	$27,043	$–	$–	$27,043

	December 31, 2023
	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
Assets
Marketable securities:
Stock	$36,735	$–	$–	$36,735
Total assets measured at fair value	$36,735	$–	$–	$36,735

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts receivable, inventories, other receivable, prepaid expenses, deposit, accounts and accrued expenses, payable, treasury stock payable, short-term loan, other current liabilities, customer deposit, approximate their fair value because of the short maturity of those instruments.

Comprehensive Income (Loss)

Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income (loss) as these amounts are recorded directly as an adjustment to stockholders’ equity. The Company’s other comprehensive loss for the nine months ended September 30, 2024 and 2023 was comprised of foreign currency translation adjustments.

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

Revenue from our project construction is recognized over time using the percentage-of-completion method under the cost approach. The percentage of completion is determined by estimating stage of work completed. Under this approach, recognized contract revenue equals the total estimated contract revenue multiplied by the percentage of completion. Our construction contracts are unit priced, and an account receivable is recorded for amounts invoiced based on actual units produced. Due to the Company discontinuing operations of AT Tech Systems in August 2024, the Company currently only have one operating and reportable segment which is IoT Products.

Research and development

Research and development costs are expensed as incurred. Research and development costs primarily consist of efforts to refine existing product models and develop new product models.

Basic and Fully Diluted Net Income (Loss) Per Share

Net income (loss) per share is computed pursuant to ASC 260-10-45. Basic net income (loss) per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of shares outstanding during the period.

Fully diluted EPS is computed by dividing net income (loss) by the weighted average number of shares of stock and potentially outstanding shares of stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants, unless these shares are covered by anti-dilutive protections. The denominator comprises the Company’s weighted average number of outstanding shares to extent the related shares are dilutive and, if dilutive, and other contracts to issue shares of common stock and stock options. As a result, they are included in the fully diluted EPS computation to the extent that the effect would be dilutive.

As of each period end, all potentially dilutive instruments would be anti-dilutive. Accordingly, diluted loss per share is the same as basic loss for all periods presented. The following potentially dilutive shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive.

Nine Months Ended September 30,	2024	2023
Stock options	626,374	497,092

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

	Average Rate for the Nine Months Ended September 30,
	2024		2023
	(Unaudited)		(Unaudited)
China Yuan (RMB)	RMB	7.1843	RMB	7.2942
United States Dollar ($)		$1.0000		$1.0000

	Exchange Rate at
	September 30, 2024		December 31, 2023
	(Unaudited)
China Yuan (RMB)	RMB	7.0138	RMB	7.0698
United States Dollar ($)		$1.0000		$1.0000

Going Concern

The Company has assessed its ability to continue as a going concern for a period of one year from the date of the issuance of these condensed consolidated financial statements. The Company has a net loss of $1,238,776 and $3,100,442 for the nine months ended September 30, 2024 and 2023, respectively. In addition, the Company had an accumulated deficit of $23,820,946 and $22,582,170 as of September 30, 2024 and December 31, 2023, respectively, and negative cash flow from operating activities of $3,658,901 and $2,603,545 for the nine months ended September 30, 2024 and 2023, respectively. Substantial doubt about the Company’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the Company will be unable to meet its obligations as they become due within one year from the financial statement issuance date. The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern. The Company currently suffered recurring loss from operations, generated negative cash flow from operating activities, has an accumulated deficit and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These conditions raise substantial doubt as to its ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2023, has also expressed substantial doubt about the Company’s ability to continue as a going concern.

At September 30, 2024, the Company had cash and cash equivalents, and short-term investments, in the amount of $5,368,273. The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future and raising additional capital to meet its obligations and repay its liabilities arising from normal business operations when they come due. Since inception, the Company has funded its operations primarily through equity and debt financings, and it expects to continue to rely on these sources of capital in the future. In addition, before September 30, 2024, the Company has sold its land and buildings which provided additional working capital to the Company. For more information on the sale of the land and buildings please see Note 5. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in case of equity financing, or grant unfavorable terms in future licensing agreements.

Note 3 – Recent Accounting Pronouncement

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expense categories that are regularly provided to the chief operating decision maker and included in each reported measure of a segment’s profit or loss. The update also requires all annual disclosures about a reportable segment’s profit or loss and assets to be provided in interim periods and for entities with a single reportable segment to provide all the disclosures required by ASC 280, Segment Reporting, including the significant segment expense disclosures. This standard became effective for the Company on January 1, 2024. The adoption of this standard did not have a material impact on its results of operations, financial position or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

Note 4 – Inventory

At September 30, 2024 and December 31, 2023, inventory consisted of the following:

	September 30, 2024	December 31, 2023
Parts	$1,051	$1,051
Finished goods	477,769	281,020
Inventory	$478,820	$282,071

Note 5 – Property and Equipment

At September 30, 2024 and December 31, 2023, property and equipment consisted of the following:

	September 30, 2024	December 31, 2023
Warehouse	$–	$3,789,773
Land	–	731,515
Building improvement	14,620	240,256
Furniture and fixtures	42,634	39,223
Equipment	130,040	119,556
Software	1,995	1,995
Total cost	189,289	4,922,318
Less accumulated depreciation	(131,859)	(841,655)
Property and equipment, net	$57,430	$4,080,663

Depreciation expense for the nine months ended September 30, 2024 and 2023 amounted to $72,738 and $127,171, respectively.

On July 3, 2024, the Company completed a purchase agreement (the “Purchase Agreement”) with a third-party purchaser (the “Buyer”) to sell the Company’s warehouse. The net book value of the sales of the property consisted of the following:

Amount
Warehouse	$3,789,773
Land	731,515
Building improvement	225,636
Total carrying amount	4,746,924
Less: Accumulated depreciation	782,822
Net book value	$3,964,102

The purchase price for the property was $7,460,250. The Company received proceeds of $7,145,808, of which $1,481,208 was paid directly to settle certain outstanding debt and accrued interest and other amounts owed. In addition, the Company incurred $314,442 of closing costs resulting in a gain of $3,181,706 from the sale of the property. On July 8, 2024, the Company entered into a twelve-month Standard Industrial/Commercial Single-Tenant Lease with a third party for an approximately 14,004 square foot office and warehouse space. The lease commenced on July 4, 2024 and will end on July 31, 2025. The monthly rent is $16,804.

Note 6 – Related Party Loans

On September 7, 2023, the Company entered into a loan agreement with Golden Sunrise Investment LLC in the amount of $1,000,000. This loan is secured against the Company’s property, which serves as collateral, with a cost of $4.5 million pledged. At the time of entering the loan agreement, Golden Sunrise Investment LLC was owned by two of the Company’s shareholders who collectively owned approximately 19% of the Company’s outstanding shares. The loan has an annual interest rate of 12% and the principal amount has a due date of September 7, 2024. On March 5, 2024, the Company entered into an addendum to the loan agreement with Golden Sunrise Investment LLC, a related party obtaining an additional secured loan amount of $300,000 at an annual interest rate of 12% which is due September 7, 2024. The interest expense amount was $77,208 for the nine months ended September 30, 2024. The principal of $1,300,000 and interest of $28,208 were paid off on July 3, 2024 from the processed of the sale of the building.

On April 2, 2024, the Company entered into a two-year loan agreement with the Company’s CEO Desheng Wang for the amount of $300,000. The loan has an annual interest rate of 12% and the principal and interest amount have a due date of April 1, 2026, as consistent with the previous and separate loan agreement with Golden Sunrise Investment LLC. Until June 30, 2024, the principal loan amount has been increased from $300,000 to $801,000. The interest expense amount was $19,501 for the nine months ended September 30, 2024. The principal and interest were paid off on July 9, 2024.

Note 7 – Short-Term Loans

On January 2, 2024, the board of directors of the Company authorized the Company to enter into a revolving credit facility or series of promissory notes for up to $5 million with one or more lenders. The Company accepted the first $300,000 tranche on January 9, 2024 (the “Loan”) with a third-party private lender (the “Lender”) whereby the Lender loaned $300,000 to the Company (the “Principal Amount”). The Loan has an annual 3% compound interest rate and note payments begins on February 4, 2024 (“Due Date”). On the Due Date, the Company will begin to pay Lender in 12 equal monthly installment payments of $25,408.11 each. The interest amount for the nine months ended September 30, 2024 was $3,265, and the total principal outstanding loan amount was $100,000 as of September 30, 2024.

On June 18, 2024, the Company entered into a one-month loan agreement with a third party for the amount of $50,000. The loan has an annual interest rate of 12% and the principal and interest amount have a due date of July 19, 2024. The interest expense amount was $500 for the nine months ended September 30, 2024. The principal and interest were paid off on July 19, 2024.

Note 8 – Lease

The Company recorded an operating lease expense of $146,523 and $104,156 for the nine months ended September 30, 2024 and 2023, respectively. This is included in general and administrative expenses.

On January 16, 2023, Focus Universal (Shenzhen) Technology Co. LTD entered into a thirty-six month commercial lease with a third party for an approximately 2,017 square foot office space. The lease commenced on February 1, 2023 and will end on January 31, 2026. The monthly rent is RMB29,974 (approximately $4,274) with approximately an 11.1% to 12.5% increase rate in each additional year. The incremental borrowing rate for a lease is the rate of interest the Company would have to pay on a collateralized basis to borrow an amount equal to the lease payments for the asset under similar term, which is 10%. Lease expense for the lease is recognized on a straight-line basis over the lease term.

On February 22, 2023, Focus Universal (Shenzhen) Technology Co. LTD entered into a thirty-six month commercial lease with a third party for an approximately 3,449 square foot office space. The lease commenced on March 31, 2023 and will end on February 28, 2026. The monthly rent is RMB35,246 (approximately $5,025) with approximately an 11.1% to 12.5% increase rate in each additional year. The incremental borrowing rate for a lease is the rate of interest the Company would have to pay on a collateralized basis to borrow an amount equal to the lease payments for the asset under similar term, which is 10%. Lease expense for the lease is recognized on a straight-line basis over the lease term.

On June 1, 2024, Focus Universal (Shenzhen) Technology Co. LTD entered into a twelve-month commercial lease with a third party for an approximately 1,701 square foot office space as a sales-focused office. The lease commenced on June 1, 2024 and will end on May 31, 2025. The monthly rent is RMB8,000 (approximately $1,141).

On July 8, 2024, the Company entered into a Standard Industrial/Commercial Single-Tenant Lease (the “Lease”) with the Veena Asset Management, LLC to lease the same Focus Universal premises located at 2311 East Locust Court, Ontario, CA 91761 back for one year commencing at the close of escrow of the Purchase Agreement and ending on July 31, 2025, for 14,004 square foot office and warehouse space. Base monthly rent is $16,804, with a total of $58,812 due upon execution of the lease.

Operating lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. As of September 30, 2024 and December 31, 2023, operating lease right-of use assets and lease liabilities were as follows:

	September 30, 2024	December 31, 2023
Operating lease right-of-use assets, net	$135,700	$201,048
Lease liabilities, current portion	$107,030	$90,172
Lease liabilities, less current portion	$20,844	$118,517

Lease term and discount rate:

	September 30, 2024	December 31, 2023
Weighted average remaining lease term:
Operating lease	1.33 to 1.50 years	2.08 to 2.25 years
Weighted average discount rate:
Operating lease	10%	10%

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

Common stock

In prior years, the Company entered into several employment agreements that require the issuance of common shares for services that vest on a quarterly basis. During the period ended September 30, 2024, an aggregate of 75,466 shares with a fair value of $54,828 vested during the period and were recognized as compensation costs. As of December 31, 2023, 41,463 shares with a fair value of $74,476 vested under these agreements. These shares were not issued. During the period ending September 30, 2024, 74,943 shares with a fair value of $108,856 that previously vested were issued. As of September 30, 2024, 42,167 shares of common stock with a fair value of $20,448 remain vested but not issued.

On September 15, 2024, the Company entered into a placement agency agreement (the “Placement Agency Agreement”), with Univest Securities, LLC (the “Placement Agent”). Pursuant to the Placement Agency Agreement, the Placement Agent agrees to use its reasonable best efforts to sell the Company’s common stock, par value $0.001 per share (the “Common Stock”) in a registered direct offering (the “Offering”). In the Offering, an aggregate of 3,750,000 shares of Common Stock (the “Common Shares”) of the Company will be sold to a certain institutional purchaser, pursuant to a securities purchase agreement, dated September 15, 2024 (the “Securities Purchase Agreement”). The purchase price of each Common Share was $0.32. The net proceeds from the Offering, after deducting placement agent discounts, commissions, and estimated offering expenses payable by the Company, are approximately $1,086,000.

On September 18, 2024, the Company completed the sale of 4,300,000 shares of Common Stock (the “Shares”) in a private placement to certain eligible investors for an aggregate purchase price of $1,290,000, or $0.30 per share (the “Private Placement”). As part of the offering, Dr. Desheng Wang, Chief Executive Officer, Secretary, and Director of the Company, and Dr. Edward Lee, Chairman of the Board of the Company entered into a Subscription Agreements pursuant to which the Company agreed to issue and sell 1,000,000 shares of the Company’s Common Stock for $300,00 in cash to each of these individuals (for an aggregate sale of 2,000,000 shares for proceeds of $600,000 in cash.) The Subscription Agreements contain customary representations and warranties and was exempt from registration under Section 4(a)(2) of the Securities Act. The Company determined that the officer and director were granted an inherent compensation/benefit since the trading price at the issuance date was $0.47. As such, the Company recorded stock compensation cost of $340,000.

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

On June 11, 2024, the Company retired 30,000 shares with a cost of $48,362 and restored them to the status of authorized and unissued shares. As of September 30, 2024, all of the previously repurchased shares have been restored to the status of authorized and unissued and 1,133,040 shares remain as treasury shares.

Employee compensation

On February 11, 2022 (the “Vesting Date”), the Company entered into a restricted stock award agreements (the “Award Agreement”) with eight employees for 280,000 shares of the Company’s common stock subject to the terms and to the fulfillment of the conditions set forth in the Company’s equity incentive plan. The first 20% of the restricted shares were granted and vested on February 11, 2022. An additional 20% of the restricted shares will vest on each anniversary of the Vesting Date until the fourth anniversary of the Vesting Date. The initial fair value of the awards on the date of grant was determined to be $2,942,800 which is being amortized over the 5 year vesting period. As of December 31, 2023 the unamortized amount of the award was $1,072,020. During the nine months ended September 30, 2024 the Company amortized $268,005 of this amount leaving an unamortized balance of $804,015 at September 30, 2024. As of September 30, 2024, 186,000 of the shares had been vested and 102,000 of the shares had been forfeited.

Stock options

On January 2, 2024, each member of the Board was granted 22,500 options to purchase shares at $1.50 per share with a fair value of $29,595. The options vest monthly over 1 year, and may be exercised during a 10-year term. In the aggregate, 112,500 options were granted with a fair value of $147,975. During the nine months ended September 30, 2024, the Company recognized $110,985 of compensation cost relating to the vesting of these options and $36,990 remained unvested which will be amortized over the remainder of 2024.

For the nine months ended September 30, 2024 and 2023, the Company’s stock option compensation expenses amounted to $110,985 and $400,208, respectively.

The fair value of the stock options issued during the periods was determined using the Black-Scholes option pricing model with the following assumptions:

September 30, 2024
Risk-free interest rate	3.94%
Expected life of the options	5.5 years
Expected volatility	126.73%
Expected dividend yield	0%

The following is a summary of the option activity from December 31, 2023 to September 30, 2024:

	Number of Options	Weighted average exercise price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2023	513,874	$4.05	7.25	–
Granted	112,500	$1.50	–	–
Exercised	–	–	–	–
Cancelled or forfeited	–	–	–	–
Outstanding at September 30, 2024	626,374	$3.60	7.25	–
Vested as of September 30, 2024	598,249	$3.69	7.14	–
Exercisable as of September 30, 2024	598,249	$3.69	7.14	–

Note 10 – Discontinued Operation

On August 5, 2024, the Company and the segment manager of AT Tech Systems LLC reached a tentative oral agreement to terminate his employment and the employment of his two direct report team members. The Company discontinued operations of AT Tech Systems on August 21, 2024 with a termination cost of $22,000.

The carrying amount of assets and liabilities of discontinued operations as of September 30, 2024 and December 31, 2023 consist of the following:

	September 30,	December 31,
	2024	2023

Current assets of discontinued operations:
Accounts receivable, net	$–	$150,870
Prepaid expenses	–	8,427
Total current assets of discontinued operations	$–	$159,297

Current liabilities of discontinued operations:
Accounts payable and accrued liabilities	$12,521	$47,505
Other current liabilities	–	59,092
Total current liabilities of discontinued operations	$12,521	$106,597

The income (loss) from discontinued operations presented in the statement of operations for the three and nine months ended September 30, 2024 and 2023 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$2,600	$246,516	$50,772	$531,053
Cost of Revenue	29,079	157,008	195,114	357,307
Gross Profit (loss)	(26,479)	89,508	(144,342)	173,746

Operating Expenses:
Selling expense	–	8,443	9,834	19,255
General and administrative	1,648	20,087	127,151	51,571
Total Operating Expenses	1,648	28,530	136,985	70,826

Income (loss) from Operations	(28,127)	60,978	(281,327)	102,920

Other Income (Expense):
Interest income (expense), net	1,343	(80)	1,148	(120)
Other income (expense), net	–	296	2,356	2,077
Total other income, net	1,343	216	3,504	1,957

Net Income (Loss)	$(26,784)	$61,194	$(277,823)	$104,877

Total operating cash flows from discontinued operations were $65,221 and $(133,881), respectively, for the nine months ended September 30, 2024 and 2023.

Note 11 – Contingencies

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

On August 26, 2024, a former software engineer filed an action against the Company in the Superior Court for the County of San Bernardino, State of California alleging wrongful termination and other violations of the California Labor Code. The complaint seeks unspecified economic and non-economic losses, as well as attorneys’ fees. The Company is investigating and intends to vigorously defend itself in the foregoing matters. However, litigation and investigations are inherently uncertain. The Company does possess EPLI insurance, and the legal team as selected by the insurance company is currently handling the matter.  The Company vigorously disputes these allegations.

Note 12 – Subsequent Events

On October 17, 2024, the Company repurchased 1,300,000 shares of common stock from two of the Company’s shareholders for an aggregate amount of $390,000. Documents have not yet been completed to date, and the Company is currently calculating the accounting effects of this transaction.

As of October 30, 2024, and after September 30, 2024, the Company also repurchased an additional 409,831 common shares from the open market for consideration of $102,639 at an average price of $0.25 in the open window under the Company’s active 10b-18 plan. The company plans to maintain these as treasury shares until certain retirement.

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

Our securities are currently traded on Nasdaq Capital Market effective as of September 23, 2024.

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

Our software machine auto design team has also made significant progress during the nine months ending September 30, 2024. Having the mathematical and graphical environments created, our team is focused on developing the 3D-user interface machine auto design. Our public reporting automation software is completed and currently undergoing extensive testing. As reports on Forms 10-Q and 10-K are time-consuming, complex processes that require each company’s financial team to gather and translate large amounts of data from multiple sources, the time and expertise required to complete the process is a substantial burden for any company, large or small. Meanwhile, SEC reporting deadlines are firm and inflexible. This conflict can interfere with other reporting and internal timelines and leave teams time-strapped and scrambling for the resources needed to meet any reporting requirements. We have developed a Microsoft®-based add-on software that aims to streamline and automate the SEC reporting preparation process. We believe the software will significantly simplify the Form 10-Q and Form 10-K preparation processes and make creating, editing and managing documents both simple and accurate. We are planning to commercialize this software in the fourth quarter of 2024 or the first quarter of 2025. A cloud-based version of this software is also under the development.

Beyond IoT products, our R&D software team has developed a derivative product (i.e., our software platform for interoperability within the IoT), we have developed a complementary office automation software product. This specific software was designed to assist in completing financial reports faster, more accurately, and with greater ease of update, thereby eliminating the need for increased staffing especially in time sensitive projects. It is designed to save CPAs, auditors, accounting, and/or legal a significant amount of time in the preparation of SEC financial reports and other internal financial reporting. Eighty percent of this software development has been completed and we hope to launch a beta version of this product.

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

For a description of our products and services offering, please refer to Item 1. “Business” beginning on page 1 of our Annual Report on Form 10-K for the fiscal year ending December 31, 2023, filed with the Securities and Exchange Commission on April 1, 2024.

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

The Company’s patent number 11,488,468 was allowed and subsequently issued on November 1, 2022. The patent is titled “Sensor for Detecting the Proximity of an IEEE 802.11 Protocol Connectable Device.” On November 7, 2023, our patent application titled “Activated Carbon Air Filter” issued as U.S. Patent No. 11,806,654. We also just received an issue notification from the USPTO, indicating that our patent application titled “Electronic Lock and Method of Operation” will issue on November 21, 2023, as U.S. Patent No. 11,823,513. The company has begun to file omnibus patents to combine certain patents under a unified central patent.

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

Results of Operations

For the three months ended September 30, 2024 compared to the three months ended September 30, 2023

Revenue, cost of revenue and gross profit

	For the three months ended September 30, 2024	For the three months ended September 30, 2023	Increase (Decrease) $
Revenue	$74,215	$71,854	$2,361
Cost of revenue	42,530	44,386	(1,856)
Gross Profit	$31,685	$27,468	$4,217

Our consolidated gross revenue for the three months ended September 30, 2024 and 2023 was $74,215 and $71,854, respectively. Cost of revenue for the three months ended September 30, 2024 was $42,530, compared to $44,386 for the three months ended September 30, 2023. In addition to the increase in revenue and decrease cost of revenue, gross profit increased to $31,685 compared to $27,468 for the three months ended September 30, 2024 and 2023, respectively. The result is attributed to the Company selling more LED products this year compared to last year, with LED products yielding higher profit margins than hydroponic products.

The major components of our cost and operating expenses for the three months ended September 30, 2024 and 2023 are outlined in the table below:

	For the three months ended September 30, 2024	For the three months ended September 30, 2023	Increase (Decrease) $
Selling expense	$30,936	$25,193	$5,743
Compensation – officers and directors	575,255	267,002	308,253
Research and development	308,516	305,872	2,644
Professional fees	278,336	132,914	145,422
General and administrative	585,491	387,764	197,727
Total operating expenses	$1,778,534	$1,118,745	$659,789

Selling expenses for the three months ended September 30, 2024 were $30,936, compared to $25,193 for the three months ended September 30, 2023. Selling expenses were mainly from third party advertising fees and marketing related fees. The increase in selling expenses was due to an increase in advertising fees.

Compensation – officers and directors were $575,255 and $267,002 for the three months ended September 30, 2024 and 2023, respectively.

Research and development costs were $308,516 and $305,872 for the three months ended September 30, 2024 and 2023, respectively.

Professional fees were $278,336 during the three months ended September 30, 2024, compared to $132,914 during the three months ended September 30, 2023. The increase in these professional fees compared to the prior period was due to an increase in legal fees for employment litigation defense and SEC securities attorney legal fees.

General and administrative expenses for the three months ended September 30, 2024 was $585,491 compared to $387,764 during the three months ended September 30, 2023. The increase of general and administrative expenses was primarily due to an increase in the number of office employees in 2024.

Other Income (expense)

Other income for the three months ended September 30, 2024 was $3,215,560, compared to $62,050 for the three months ended September 30, 2023. The increase was due to gain on sale of the property.

Income (loss) from discontinued operations, net of tax

Income (loss) from discontinued operations, net of tax was $(26,748) during the three months ended September 30,2024, compared to $61,194 during the three months ended September 30,2023. The decrease was due to the discontinued operations of AT Tech Systems LLC in August 2024.

Net Losses

During the three months ended September 30, 2024 and 2023, we incurred net income (loss) of $1,441,927 and $(968,033) respectively, due to the factors discussed above.

For the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023

Revenue, cost of revenue and gross profit

	For the nine months ended September 30, 2024	For the nine months ended September 30, 2023	Increase (Decrease) $
Revenue	$264,954	$238,803	$26,151
Cost of revenue	127,686	174,090	(46,404)
Gross Profit	$137,268	$64,713	$72,555

Our consolidated gross revenue for the nine months ended September 30, 2024 and 2023 was $264,954 and $238,803, respectively. Cost of revenue for the nine months ended September 30, 2024 was $127,686, compared to $174,090 for the nine months ended September 30, 2023. In addition to the increase in revenue and decrease cost of revenue, gross profit increased to $137,268 compared to $64,713 nine months ended September 30, 2024 and 2023, respectively. The result is attributed to the Company selling more LED products this year compared to last year, with LED products yielding higher profit margins than hydroponic products.

The major components of our cost and operating expenses for the nine months ended September 30, 2024 and 2023 are outlined in the table below:

	For the nine months ended September 30, 2024	For the nine months ended September 30, 2023	Increase (Decrease) $
Selling expense	$96,027	$89,315	$6,712
Compensation – officers and directors	687,303	827,939	(140,636)
Research and development	948,041	925,345	22,696
Professional fees	985,368	506,878	478,490
General and administrative	1,612,735	1,160,915	451,820
Total operating expenses	$4,329,474	$3,510,392	$819,082

Selling expenses for the nine months ended September 30, 2024 was $96,027, compared to $89,315 for the nine months ended September 30, 2023.

Compensation – officers and directors were $687,303 and $827,939 for the nine months ended September 30, 2024 and 2023, respectively.

Research and development costs were $948,041 and $925,345 for the nine months ended September 30, 2024 and 2023, respectively. The increase was due to an increase in the number of research and development patent fees.

Professional fees were $985,368 during the nine months ended September 30, 2024, compared to $506,878 during the nine months ended September 30, 2023. The increase in these professional fees compared to the prior period was due to an increase in legal fees for employment litigation defense and SEC securities attorney legal fees.

General and administrative expenses for the nine months ended September 30, 2024 was $1,612,735 compared to $1,160,915 during the nine months ended September 30, 2023. The increase of general and administrative expenses was primarily due to an increase in the number of office employees in 2024.

Other Income (expense)

Other income for the nine months ended September 30, 2024 was $3,231,253, compared to $240,360 for the nine months ended September 30, 2023. The increase was due to gain on sale of the property.

Income (loss) from discontinued operations, net of tax

Income (loss) from discontinued operations, net of tax was $(277,823) during the nine months ended September 30,2024, compared to $104,877 during the nine months ended September 30,2023. The decrease was due to the Company discontinued operations of AT Tech Systems LLC in August 2024.

Net Losses

During the nine months ended September 30, 2024 and 2023, we incurred net losses of $1,238,776 and $3,100,442 respectively, due to the factors discussed above.

Liquidity and Capital Resources

Working Capital

	September 30, 2024	December 31, 2023
Current Assets	$5,971,500	$1,028,278
Current Liabilities	(763,939)	(1,657,646)
Working Capital	$5,207,561	$(629,368)

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

	For the nine months ended September 30, 2024	For the nine months ended September 30, 2023
Net cash used in operating activities	$(477,195)	$(2,603,545)
Net cash provided by investing activities	3,950,852	54,472
Net cash provided by (used in) financing activities	1,451,000	(385,686)
Effect of exchange rate	(11,681)	20
Net change in cash	$4,912,976	$(2,934,739)

Cash Flows from Operating Activities

Our net cash outflows from operating activities of $477,195 for the nine months ended September 30, 2024 was primarily the result of our net loss of $898,776 and changes in our operating assets and liabilities offset by the add-back of non-cash expenses, and operating activities from discontinued operations.

Our net cash outflows from operating activities of $2,603,545 for the nine months ended September 30, 2023 was primarily the result of our net loss of $3,100,442 and changes in our operating assets and liabilities offset by the add-back of non-cash expenses, and operating activities from discontinued operations.

We expect that cash flows from operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our net revenues and operating results, utilization of new revenue streams, in line with our shifting revenue streams, collection of accounts receivable, and timing of billings and payments.

Cash Flows from Investing Activities

For the nine months ended September 30, 2024 we had cash inflow from investing activities of $3,950,852 from the purchase of property and equipment of $13,250 and proceeds from sale of property of $3,964,102. For the nine months ended September 30, 2023, we had cash inflow from investing activities of $54,472. That was primarily the result from the purchase of property and equipment of $20,294, purchase of marketable securities of $144,907, and proceeds from sales of marketable securities of $219,673.

Cash Flows from Financing Activities

For the nine months ended September 30, 2024, we had cash inflows of $1,451,000 due to proceeds from third party and related party loan amount of $1,451,000 and repayment on third party and related party loan amount of $2,376,000, stock issued for placement agent of $1,086,000, and stock issued for private placement of $1,290,000. For the nine months ended September 30, 2023, we had cash outflows of $385,686 due to proceeds from related party loan of $1,000,000 and purchase of treasury stock of $1,385,686.

Going Concern

The Company has assessed its ability to continue as a going concern for a period of one year from the date of the issuance of these condensed consolidated financial statements. The Company has a net loss of $1,238,776 and $3,100,442 for the nine months ended September 30, 2024 and 2023, respectively. In addition, the Company had an accumulated deficit of $23,820,946 and $22,582,170 as of September 30, 2024 and December 31, 2023, respectively, and negative cash flow from operating activities of $3,658,901 and $2,603,545 for the nine months ended September 30, 2024 and 2023, respectively. Substantial doubt about the Company’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the Company will be unable to meet its obligations as they become due within one year from the financial statement issuance date. The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern. The Company currently suffered recurring loss from operations, generated negative cash flow from operating activities, has an accumulated deficit and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These conditions raise substantial doubt as to its ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2023, has also expressed substantial doubt about the Company’s ability to continue as a going concern.

At September 30, 2024, the Company had cash and cash equivalents, and short-term investments, in the amount of $5,368,273. The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future and raising additional capital to meet its obligations and repay its liabilities arising from normal business operations when they come due. Since inception, the Company has funded its operations primarily through equity and debt financings, and it expects to continue to rely on these sources of capital in the future. In addition, before September 30, 2024, the Company has sold its land and buildings which provided additional working capital to the Company. For more information on the sale of the land and buildings please see Note 5. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in case of equity financing, or grant unfavorable terms in future licensing agreements.

Off-Balance Sheet Arrangements

As of September 30, 2024, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation SK.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

Our Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On August 26, 2024, a former software engineer filed an action against the Company in the Superior Court for the County of San Bernardino, State of California alleging wrongful termination and other violations of the California Labor Code. The complaint seeks unspecified economic and non-economic losses, as well as attorneys’ fees. The Company is investigating and intends to vigorously defend itself in the foregoing matters. However, litigation and investigations are inherently uncertain. The Company does possess EPLI insurance, and the legal team as selected by the insurance company is currently handling the matter. The Company vigorously disputes these allegations.

ITEM 1A.  RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On or about September 18, 2024, we completed the sale of 4,300,000 shares of Common Stock in a private placement to certain eligible investors for an aggregate purchase price of $1,290,000, or $0.30 per share. The Subscription Agreements contain customary representations and warranties and was exempt from registration under Section 4(a)(2) of the Securities Act. The use of proceeds is to be used in the ongoing research and development of Focus Universal Inc. products including the SEC filing software.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the nine-month periods ended September 30, 2024 or 2023.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5.  OTHER INFORMATION

Our common stock trades on the Nasdaq Capital Market under the symbol “FCUV.”

During the quarter ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 10-Q

Exhibits

The following financial information is filed as part of this report:

(a)	(1) FINANCIAL STATEMENTS

(2) SCHEDULES

(3) EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit Number	Description

3.1	Articles of Incorporation, as filed with the SEC on December 26, 2013.
3.2	Amended and Restated Bylaws, as filed with the SEC on October 22, 2019.
15.1	Report of Independent Registered Public Accounting Firm (PCAOB No. 572) dated April 1, 2024, as filed with the SEC on April 1, 2024.
31.1	Certification of CEO pursuant to Sec. 302
31.2	Certification of CFO pursuant to Sec. 302
32.1	Certification of CEO pursuant to Sec. 906
32.2	Certification of CFO pursuant to Sec. 906

101.INS	XBRL Instances Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Focus Universal Inc.

Dated: November [_], 2024	By:	/s/ Desheng Wang Desheng Wang Chief Executive Officer

Dated: November [_], 2024	By:	/s/ Irving H. Kau Irving H. Kau Chief Financial Officer

