Form 10-K/A
period 2023-12-31
FOCUS UNIVERSAL INC.
filed 2024-11-29
CIK 1590418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of the date of this amendment to the Annual Report on Form 10-K the aggregate market value of shares held by non-affiliates of the registrant (based upon the closing price of such shares on the Nasdaq Capital Market on November 26, 2024) was $8,873,736.15.

The number of shares outstanding of the registrant’s common stock, $0.001 par value, outstanding as of November 26, 2024: 72,917,760.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the 2024 Annual Meeting of Stockholders of Focus Universal Inc. is incorporated by reference into this report.

EXPLANATORY NOTE

Focus Universal Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment No. 1”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Original Form 10-K”), originally filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2024, solely to include Exhibits 23.1 and 23.2 (the “Consents”).

Except as otherwise expressly noted herein, this Amendment No. 1 does not modify or update in any way the financial position, results of operations, cash flows, or other disclosure in, or exhibits to, the Original Form 10-K, nor does it reflect events occurring after the filing of the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment No. 1 also contains new certifications pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto as Exhibits 31.1 and 32.1. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K under the Exchange Act, paragraphs 3, 4 and 5 of the certifications have been omitted.

2

Item 9.01 Financial Statements and Exhibits

(d) The following exhibits are being filed herewith:

EXHIBIT NUMBER	DESCRIPTION
23.1	Consent of Weinberg & Company P.A.
23.2	Consent of Reliant CPA PC.
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 27, 2024

FOCUS UNIVERSAL INC.

By:	/s/ Desheng Wang
Desheng Wang
Chief Executive Officer, Secretary, and Director

4