Form 10-K
period 2024-12-31
FOCUS UNIVERSAL INC.
filed 2025-02-28
CIK 1590418

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 30, 2024, the aggregate market value of shares held by non-affiliates of the registrant (based upon the closing price of such shares on the Nasdaq Capital Market on December 31, 2024) was $8,047,937. For purposes of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors and 5% or greater stockholders. In the case of 5% or greater stockholders, we have not deemed such stockholders to be affiliates unless there are facts and circumstances which would indicate that such stockholders exercise any control over our company, or unless they hold 10% or more of our outstanding common stock. These assumptions should not be deemed to constitute an admission that all executive officers, directors and 5% or greater stockholders are, in fact, affiliates of our company, or that there are not other persons who may be deemed to be affiliates of our company. Further information concerning shareholdings of our officers, directors and principal stockholders is included in Part III, Item 12 of this Annual Report on Form 10-K.

The number of shares outstanding of the registrant’s common stock, $0.001 par value, outstanding as of January 31, 2025: 7,113,960.

All information in this Annual Report on Form 10-K or Annual Report, relating to shares or price per share reflects the 1-for-10 reverse stock split effected by us on January 31, 2025.

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

As used in this Annual Report, the terms “we,” “us,” “our,” the “Company” and “Focus Universal” mean Focus Universal Inc. unless otherwise indicated.

ii

PART I

Item 1. BUSINESS

Company History and Background.

Focus Universal Inc. (the “Company,” “we,” “us,” or “our”) is a Nevada corporation. We are based in the city of Ontario, California, and were incorporated in Nevada in 2012. In December of 2013, we filed an S-1 registration statement that went effective on March 14, 2014. From March 14, 2014, through August 30, 2021, our securities traded on the OTCQB Market. From August 31, 2021, through January 27, 2022, our securities traded on the Nasdaq Capital Market. From January 28, 2022, to September 22, 2024, our securities traded on the Nasdaq Global Market. On September 23, 2024, our securities were transferred for trading to the Nasdaq Capital Market. We hold 28 patents and patents pending in various phases of the patent process.

We operate through multiple subsidiaries, including Perfecular Inc. (“Perfecular”), AVX Design and Integration, Inc. (“AVX”) also doing business as Smart AVX, Focus Universal (Shenzhen) Technology Company LTD (“Focus Shenzhen”), and Lusher, Inc. (“Lusher”).

Perfecular Inc. was founded in September 2009, is headquartered in Ontario, California, and is engaged in designing certain digital sensor products, and sells a broad selection of horticultural sensors and filters in North America and Europe.

AVX, incorporated on June 16, 2000, in the state of California, is an IoT installation and management company specializing in high performance and easy to use audio/video systems, home theaters, lighting control, automation and integration systems for houses, apartments, commercial complexes, and office spaces. AVX also markets and sells our internet of things (IoT) products, such as high-end LED, and live wall panel products and cameras, under the Smart AVX name.

On December 23, 2021, we founded Focus Shenzhen in China for manufacturing procurement expertise and to support research and development activities. Focus Shenzhen is designed to function as a branch office accessing high level research and development support, and the ability to source products and build relationships with Chinese manufacturers.

On April 30, 2024, we founded Lusher Inc. to develop, market, and commercialize an automation financial reporting software called One Touch Financial.

In August of 2024, we decided to discontinue the operations of one of our subsidiaries AT Tech Systems LLC (“AT Tech”). AT Tech specialized in commercial and industrial smart IoT installation projects in areas throughout Southern California.

On November 29, 2024, we held our 2024 annual shareholders meeting, and the shareholders approved of an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), from 75,000,000 to 150,000,000.

On January 31, 2025, we effected a 10 for 1 reverse stock split of the Company’s authorized stock and issued and outstanding shares of Common Stock by filing a Certificate of Change pursuant to pursuant to Nevada Revised Statutes (“NRS”) Section 78.209. As a result of the reverse split, the Company is authorized to issue 15,000,000 common shares (the Company’s authorized common shares were reduced in the same ratio (10-for-1) as its outstanding Common Stock shares were reduced).

Our principal executive offices are located at 2311 East Locust Court, Ontario, CA 91761. Our telephone number is (626) 272-3883, and our website is www.focusuniversal.com. Our website and the information contained therein, or connected thereto, are not intended to be incorporated into this Annual Report.

Our current focus is on commercializing our universal smart technology and financial reporting software. We plan to utilize our universal smart technology for smart meters and automation systems, which will be incorporated into IoT devices. To generate revenues, we will focus on product development, technological upgrades, technical service and customer data collection. We believe this technology has applications in several industries and have completed the development of a system for horticulture applications. Our financial reporting software is an artificial intelligence (AI) enabled software designed to aid accounting professional with the preparation of reports based on financial statements, such reports on Form 10-Q and Form 10-K. We intend to commercialize this product under a software as a service (SaaS) model.

Other than our financial reporting software, the technologies, products and services that we have developed, and are currently developing have significant applications on the IoT. The IoT refers to the overarching network created by billions of internet-compatible devices and machines that share data and information worldwide. As the sophistication of both hardware and software in the consumer electronics industry skyrockets, an increasing share of the electronic devices produced around the world are manufactured with internet connectivity. Forecasts suggest that by 2030, around 50 billion of these IoT devices will be in use worldwide, creating a massive web of interconnected devices spanning everything from smartphones to kitchen appliances. We believe that IoT will soon reach a critical limit; we do not have enough human labor and natural resources to support its growth. Fifty billion IoT devices will challenge existing resources. To address these challenges, we have segmented our operations and developed the technologies and products described below.

In addition to our universal smart technology and financial reporting software, we are current researching and developing the following:

Device on a Chip

We have developed an innovative “device on a chip” (“DoC”) technology, which combines the required electronic circuits of various integrated circuit components onto a single, integrated chip (“IC”). Our DoC technology works as a single component but is capable of handling entire IoT device functions (excluding sensors and architecture-specific components). Our DoC technology includes both the hardware and software, and decreases the number of interconnections between components. We believe that incorporating our DoC technology into our product offering, will simplify the manufacturing process, lowering our costs and allowing us to achieve a fast time-to-market. Our planned DoC technology allows devices to achieve interoperability with one another and to be interchangeable, both features where traditional IoT devices fall short.

Our research and development suggest that the existing IC integration in IoT devices is mainly focused on hardware-to-hardware integration, not incorporating software solutions. This lack of incorporating software under a common operating system, application software, and extra interface into ICs, limits IC integration to the component level. Software is a critical component in electronics, and the more tightly integrated the software, the better the power and performance. Software also adds an element of flexibility and allows multiple discrete ICs to be integrated into a single IC.

Figure 1. From USIP to device level integrated circuits (“IC”).

5G Ultra-narrowband Technology

Fifth generation (“5G”) telecommunications networks are expected to revolutionize the digital economy by enabling new applications that depend on ultra-fast communications on an industrial scale. 5G promises to deliver an improved end-user experience by offering new applications and services through gigabit speeds and significantly improved performance and reliability. A World Economic Forum report stated that by 2035 5G networks would contribute $13.2 trillion in economic value globally and generate 22.3 million jobs in the 5G global value chain from direct network investments and residual services[1]. 5G networks and their related applications are expected to add three million jobs and $1.2 trillion to the economy in the U.S. [2]

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

Unlike 4G LTE, which operates on established frequency bands below 6GHz, 5G requires frequencies up to 300GHz. Wireless carriers still need to bid for the costly higher spectrum bands, as they build and roll out their respective 5G networks. Adding the hardware required for 5G networks can significantly increase operating expenses. According to THALES, total global spending on 5G is set to reach $620 billion by 2025.[12]

A typical 5G base station consumes up to twice or more power than a 4G base station. Energy costs increase at higher frequencies due to a need for more antennas and a denser layer of small cells. Edge computing facilities needed to support local processing and new IoT services will also add to overall network power usage.

Our ultra-narrowband (UNB) wireless communication 5G+ technology aims to achieve both low band 5G coverage and 1 Gbps high-band speed because we employ an ultra-narrow spectrum channel (<1kHz) to establish an ultra-long-distance link between the 5G base station and the receiver.

UNB allows for long-range coverage, making it an optimal low-power wide-area network solution for industrial IoT systems. Additionally, its ultra-high power spectral density creates endurance against interference and jamming, which enables the friendly coexistence of UNB on shared frequency bands. The narrower the bandwidth, the fewer occurrences of noise and interference entering the bandwidth. In addition, UNB’s transmission of energy concentrates on ultra-narrowband width, resulting in a very high concentration of power in a very narrow frequency band.

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

Ultra-narrowband Power Line Communication (“PLC”) Technology

Our patented PLC is innovative communication technology that enables sending data over existing power cables in the electric grid. Because PLC uses the existing power lines, it does not require substantial new investment for a dedicated wiring infrastructure. Existing power lines already form a distribution network that penetrates every residential, commercial, and industrial property. This makes PLC the most cost-effective, scalable interconnectivity approach for the backbone communication infrastructure required for IoT. PLC allows IoT devices to be plugged into power outlets to establish a connection using the existing electrical wiring, permitting data sharing without the substantial investment and inconvenience of running dedicated network cables.

The power line network was not originally designed to function as a communication channel. The harsh electrical noise present on power lines and variations in equipment and standards make communications over the power grid difficult and present several challenges for data transfer. Signals propagating along the power line are subjected to substantial amounts of noise, attenuation, and distortion. This is why previous attempts at implementing PLC technology resulted in power companies and internet service providers deciding that the technology is not a viable means of delivering data or broadband internet access.

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

Natural Integrated Programming Language (“NIPL”)

We have developed a patented “user interface machine auto generation platform” (“UIMAGP”) to replace manual software design. This platform is used to build IoT user interfaces. The natural integrated programming language we have developed is like the language humans use to communicate with each other, which makes it is easy for humans to learn, while still being understood by a machine. The UIMAGP simplifies the process of software programming by saving hundreds of lines of code into a micro code that can be saved to a sensor module. When that sensor module is plugged into a universal smart instrumentations platform (USIP), the user interface specification codes saved to the sensor module is sent to the platform and a universal display, such as a smartphone, a computer, or a display unit. The UIMAGP saved on the universal display automatically generates the user interface within milliseconds. An embedded coding hardware engineer can design sensor module hardware and provide the user interface specification code achieving the hardware-defining software.

The UIMAGP and user interface specification codes work collectively to perform the function of traditional customized software, enabling UIMAGP to be shared by the estimated 20 billion IoT devices worldwide,[15][16] a feat that to our knowledge, current manual software designs have not been able not achieve.

Universal Smart Instrumentation Hardware and Software Platform (USIP)

USIP is an advanced hardware and software integrated instrumentation platform with a large-scale modular design approach. USIP integrates technologies, including cloud technology, wired and wireless communication technology, software programming, instrumentation technology, artificial intelligence, PLC, sensor networking, and IoT technology into a single platform. This results in circuit designs that we believe are vastly cheaper and faster than those constructed of discrete integrated circuit components designed from scratch.

USIP has primary functionalities and an open architecture capable of incorporating a variety of individual instruments, functions, sensors, and probes from different industries and vendors into a single unit. With USIP, Instruments, sensors, or probes ranging from a few to several hundred or even thousands in any combination from various industries and vendors can share or reuse the same platform. Adding, removing, or changing instruments or sensors is all the platform requires to switch from one type of device to another without revising the software and redesigning the hardware. We believe our USIP will revolutionize the field of instrumentation, measurement, control, and automation.

The development of USIP is closely associated with the development and proliferation of computers and mobile devices that provide the foundation and technical support to the universal smart instrument such as an attractive graphical user touch screen interface, data processing and analysis capabilities, video and audio, cameras, GPS, ubiquitous wireless connectivity, artificial intelligence, cloud-based communications and a diverse number of functions and software available to users that are not contained in traditional instruments. These features embody the advantages of USIP, which are lacking in stand-alone instrument systems. When compared with traditional instrument systems, USIP’s biggest advantage is cost savings. Other distinctive features include universality, interoperability, flexibility, compatibility, upgradeability, expandability, scalability, security, modularity, fast prototyping, reducing inventory, plug-and-play operation, remote accessibility, simplification, standardization, and cloud instrumentation.

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

The portable version of USIP, is a universal device called Ubiquitor, is illustrated below. When a blood pressure sensor is plugged into the Ubiquitor, the user interface specification code saved on the blood pressure sensor is sent to the Ubiquitor, and a computer or smartphone will then generate the user interface for the blood pressure device based on the interface specification code saved in the sensor.

Figure 5. A blood pressure sensor is connected to our universal device, which we call the Ubiquitor, and changes our device into a blood pressure measurement instrument.

Similarly, if we remove the blood pressure sensor and connect our Ubiquitor to both a pH sensor and a CO2 sensor, the Ubiquitor changes to a two-sensor device capable of measuring pH and CO2 concentration. Each sensor has its own user interface automatically generated based on the user interface specification code saved in each sensor.

Figure 6. A pH sensor and a CO2 sensor are connected to our universal device, and our device changes into a two-sensor device. A computer or smartphone can also be used for display.

As illustrated below, when a light sensor is also plugged into our Ubiquitor using a three-way splitter, the Ubiquitor becomes a three-sensor device.

Figure 7. A pH sensor, a CO2 sensor, and a light sensor are connected to the Ubiquitor , and the device changes into a three-sensor device. A computer or smartphone can also be used for display.

As illustrated in Figure 8, the Ubiquitor can connect any number of sensors in any combination.

Figure 8. Any number of sensors in any combination can be connected to the Ubiquitor and changed it into a multiple sensor device. A computer or smartphone can also be used for the display.

The Ubiquitor is a handheld, fully modular system with a universal sensor node and gateway system that uses a smartphone as the output display module that displays the readings of various probe modules. We implemented our Ubiquitor in the configuration pictured in Figure 9. This configuration demonstrates that the Ubiquitor simultaneously controls 27 light sensors, 21 pH sensors, and 23 temperature humidity sensors (which have 23 temperature sensors and 23 humidity sensors), representing one device controlling a total of 72 devices and 95 sensors. Our Ubiquitor also controls two lights in this configuration, which it can control by turning the lights on or off (including on a schedule) or by using a light sensor to control the lights’ output intensity.

Figure 9. Our USIP simultaneously monitors and controls 72 different devices and 95 sensors.

To illustrate, the entire horticulture industry has only a few hundred devices from different vendors for various measurement and control purposes. One Ubiquitor and corresponding sensors or actuators can replace them all at a fraction of the cost. Leveraging the same technical principles discussed above, we can simplify the smart control and monitoring in this and related industries (including agriculture and aquaculture) with a platform that requires little design work for interoperability between sensors and control devices.

Figure 10. Traditional horticulture measurement and control devices.

Figure 11. Ubiquitor, Universal Smart Device.

All household measurement and control devices, such as air conditioner controls, swimming pool controls, garage door controls, sprinkler controls, lighting controls, and motorized curtain controls, can be replaced by a single Ubiquitor and accessories.

Figure 12. A single Ubiquitor can replace all these household control devices.

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

Product Line

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

Ubiquitor - Universal Smart Device

The initial, simplified version of universal smart IoT technology is our universal smart device, the Ubiquitor. The Ubiquitor’s efficient and cost-effective approach to the cost of connected sensors is illustrated above. The Ubiquitor was first showcased at the Consumer Technology Association’s CES 2024 trade show, which attracted significant interest from potential customers.

Smart Home Installation

Our Ubiquitor device will be used to offer residential customers an entire smart home product line. We have finished designing smart devices for lighting control, air conditioner control, sprinkler control, garden light control, garage door control, and heating control and are in the process of developing a swimming pool control device, smoke detector, and carbon monoxide monitor.

We believe smart installation based on the USIP, and our Ubiquitor together will include more functionalities than the current systems offered by our competitors. It is our goal that our smart systems would integrate, exchange data, interact and connect utilizing our forthcoming PLC technology. As a result, the installation process would be simplified, and its costs would be reduced.

The Ubiquitor will be central to our smart installation systems. The Ubiquitor’s connectivity capabilities will allow our systems to be expanded and customized in the future.

Notwithstanding the foregoing, should we be unable to successfully integrate the Ubiquitor into our smart installations, the Ubiquitor will continue to be a flagship product of our Company that can be applied to various other industrial and commercial purposes.

In addition to the development of the universal smart IoT platform, Focus Universal has showcased the production model of Ubiqutors and scientific sensors developed by their team. These sensors include quantum photosynthetic active radiation sensors, TDS sensors, pH sensors, total dissolved oxygen sensors, pressure sensors, ORP sensors, temperature sensors, humidity sensors, carbon dioxide sensors, water level sensors, chlorine sensors, and turbidity sensors. These sensors are designed for use in agriculture, aquaculture, and the beverage industry. They are ready for marketing and have garnered significant interest at CES 2025 in Las Vegas. These sensors can be sold individually with Ubiquitors or bundled together to form an integrated IoT solution.

SEC Financial Reporting Software

Our subsidiary Lusher Inc. is developing and designing a software to streamline SEC financial reporting for financial reporting and tax firms. Currently, we have completed the SEC financial reporting software in a Microsoft Word format. Our team is focused on streamlining the entire SEC financial reporting process for SEC attorneys, PCAOB accounting firms, and other financial reporting professionals. Our goal is that with a single click, our software automatically retrieves financial data from external accounting systems and generates consolidated financial statements and SEC reports in WORD, PDF, HTML, and XBRL formats—all within just a few minutes. Our developers are trying to completely eliminate human involvement when it comes to manually updating the numbers. This automation is designed to create an error-free, seamless process. Focus Universal expect to showcase the software to public in 2024.

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

Our goals over the next three years include:

•	Raise capital to move into full sales and marketing team for our Ubiquitor device and growing product lines;

•	Partner with manufacturers and promote the adoption of our Ubiquitor device in a USIP;

•	Acquire a stable market share of the sensor device market;

•	Continue performing research and development on PLC technology;

•	Focus on building our smart home offerings so that we can reduce the cost of smart home implementation to expand smart home installation and implementation beyond luxury homes;

•	File additional patents to expand our intellectual property portfolio related to the many uses of our Ubiquitor device;

•	Commercialize our financial reporting software under a SaaS model; and

•	File patents to protect our PLC technology.

To achieve these goals, we intend to focus on the following initiatives:

•	Position the Ubiquitor device as the industry standard in universal sensor reading technology;

•	Establish strategic supply chain channels to facilitate efficient production operations; and

•	Communicate the product and service differentiation through direct networking and effective marketing.

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

One of our key strategies to grow through M&A is to acquire smaller businesses that focus on IoT installation technology (industrial or residential) and in the USIP or PLC industries. In addition to providing potential adjacent technologies and other useful resources, these businesses also possess important distribution channels which would allow for distribution of our main products including the Ubiquitor. The company would also consider targets which would solely allow for distribution channels for our platforms or adjacent products.

Original Equipment Manufacturer (“OEM”) Engineering Consulting and Design Services

Universal smart technology is new to most electronic engineers and manufacturers. One way to promote our universal smart technology is to provide direct OEM engineering design consulting services to potential industrial customers. Direct, on-site consulting will educate our industrial consumers on the many ways our technology can be implemented in a variety of industrial applications. We believe that we are well positioned to perform product design and engineering consulting services for future OEM customers. We believe we can operate as a seamless extension of our customers’ engineering organizations and add scale, flexibility, and speed to their design processes. Through our engineering consulting services strategy, we intend to become our customers’ engineering partner at all stages of their system design cycle so that we may effectively assist them in transforming ideas into production-ready products and accelerate time to market for our universal smart technology products.

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

Distribution Method

We intend to engage in relationships predominantly with standard U.S. component manufacturers and similar electronics providers for the manufacturing of unassembled parts of the Ubiquitor and its sensor nodes, and to then ship such parts to our Ontario, California facility where we assemble the Ubiquitor devices and sensor nodes. Afterwards, we intend to distribute our Ubiquitor devices to distributors and retailers directly and ship directly to traditional industrial instrument manufacturers. We have a sales department operating out of our Ontario, California office and eventually plan to open a second sales department in China dedicated to promoting our technologies to local instrument manufacturers who can utilize our Ubiquitor devices in their manufacturing and other processes.    We intend to market the Ubiquitor to industrial end-users through direct business-to-business sales channels and also directly to consumers via e-commerce internet platforms. For our quantum light meters and air filtration products, we intend to implement a direct sales method via Amazon.com and other online retailers.

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

Key Competitive Advantages and Opportunities and Strengths

Across the world, everyday internet connected devices are getting incorporated in tandem, including thermostats, water meters, home alarms, kitchen gadgets, medical equipment, factory machinery and even vehicles. Collectively, this ecosystem represents the next frontier in the digital revolution. Unlike the simple automation of machinery, IoT is mobile and virtual, and features continuous Internet connectivity. IoT can help companies increase productivity, cut costs, offer new products and services, and deploy new business models.

Despite this forward technological momentum, a sector-wide study conducted by Cisco showed that 60 percent of IoT initiatives stalled at the very-early Proof of Concept (PoC) stage and only 26% of companies have had an IoT initiative that they considered a complete success. Herein lies both the key advantage of the platforms of the Company and the opportunities and strengths. Our combined platforms are able to eliminate redundant work and production costs in the early stage development in the IoT sector, whereby project developers do not need to begin from scratch each time they develop a new IoT product, eliminating a significant part of their workload.

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

Air Filtration Systems and Meter Products Industry

The air filtration system and meter products industry is a niche industry. The global industrial air filtration market was valued at $23.83 billion by 2029 and analysts expect it to register a CAGR of 7.2% because of the industrial need to control air quality across a range of industries. Air purification methods are an effective way to control contaminants and improve indoor air quality and as a result, many national and local governments overseeing indoor air quality and other emissions are enacting stricter workforce health and safety regulations in this area, which drives demand.

We are not trying to compete with traditional instruments or device manufacturers because we plan to utilize our Ubiquitor device in conjunction with our smartphone application. We believe the resulting product may compete in a much wider product category due to its many potential applications.

Patent, Trademark, License and Franchise Restrictions and Contractual Obligations and Concessions

On November 4, 2016, we filed a U.S. patent application number 15/344,041 with the USPTO. On March 5, 2018, we issued a press release announcing that the USPTO had issued an Issue Notification for U.S. Patent Application No. 9924295 entitled “Universal Smart Device,” which covers a patent application regarding the Company’s Ubiquitor. The patent was granted on March 20, 2018.

After our internal research and development efforts, we filed with the USPTO on June 2, 2017, a patent application regarding a process for improving the spectral response curve of a photo sensor. We believe that the small and cost-effective multicolor sensor and its related software protected by the patent could achieve a spectral response that approximates an ideal photo response to measure optical measurement. The patent was issued on February 26, 2019.

On November 29, 2019, the Company filed an international utility patent application through the patent cooperation treaty as application PCT/US2019/63880, titled “System and Method of Power Line Communication.” In April 2020, the Company was notified that it received a favorable international search report from the International Searching Authority regarding this patent application, which patents the Company’s PLC technology. The World International Property Organization report cited only three category “A” documents, indicating that the Company’s application met both the novelty and non-obviousness patentability requirements. The Company has since obtained two patents based on this patent application—U.S. Patent Nos. 11546017 and 11984942, issued January 3, 2023 and May 14, 2024, respectively. Consequently, the Company is optimistic that the patent covering the claims for its PLC technology will be issued in due course and will allow the Company to implement strong protections on the PLC technology worldwide.

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

On April 3, 2023, the United States Patent and Trademark Office (“USPTO”) issued an Issue Notification for U.S. Patent No. 11580558 entitled “Dynamic Anti-Counterfeit System and Method.” The USPTO also issued an Issue Notification for U.S. Patent Application No. 11546017 entitled “System and Method of Power Line Communication.” Both patents cover patent applications regarding the Company’s PLC business.

In 2024, we retained the law firm of Dority & Manning, P.A. to serve as outside intellectual property counsel for the Company. With the help of Dority & Manning, we are maintaining existing patent rights and have improved the sustainability of our patent portfolio by filing omnibus continuation-in-part applications to maintain intellectual property rights where possible. We filed 3 patents in 2023, and 4 patents in 2024, which would all be classified as omni-bus patents encompassing more patents consolidating the patent portfolio into a more manageable size in order to reduce budget.

Research and Development Activities

For the year ended December 31, 2024, we spent a total of $1,381,937 on research and development activities; and for the year ended December 31, 2023, we spent a total of $1,324,438. A significant portion of our research and development activities are conducted in China by Focus Shenzhen.

Compliance with Environmental Laws

We are not aware of any environmental laws that have been enacted, nor are we aware of any such laws being contemplated for the future, that impact issues specific to our business.

Employees

As of the date of this report we have a total of 46 employees, with 46 full-time employees. The Company’s Chief Executive Officer and Secretary is Dr. Desheng Wang, and our Chief Financial Officer is Irving Kau. We have 34 full-time electrical and computer engineers working on the research and development of our products. We have six full-time marketing employees and three full-time employees are working on administrative tasks. We also have a full-time accounting manager/controller. We are looking to onboard a Chief Operations Officer in the near future.

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

Item 1A. RISK FACTORS

Risks Related to our Business and Industry

We have a history of operating losses and going concern basis, and we may not be able to sustain profitability.

We were incorporated on December 4, 2012; and as of December 31, 2024, we had an accumulated deficit of $25,782,308. Our current liquidity position raises substantial doubt about our ability to continue as a going concern. The Company has assessed its ability to continue as a going concern for a period of one year from the date of the issuance of these consolidated financial statements. The Company has a net loss of $3,200,138 and $4,718,142 for the years ended December 31, 2024 and 2023, respectively. In addition, the Company had an accumulated deficit of $25,782,308 and $22,582,170 as of December 31, 2024 and 2023, respectively, and negative cash flow from operating activities of $4,656,754 and $3,528,762 for the years ended December 31, 2024 and 2023, respectively. If we are not successful in growing revenues and controlling costs, we will not achieve profitable operations or positive cash flow, and even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

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

The principal raw materials that we use for our Ubiquitor device are standard industrial electronics parts and plastics that are generally easily available through a variety of U.S. domestic and foreign manufacturers. Such raw materials can experience price fluctuations due to a variety of factors, such as tariffs, import/export fees and delays, and availability. If there is scarcity, then larger competitors could be given purchasing priority with major suppliers that could make it so smaller companies like us experience volatility in costs and/or availability issues. We expect added volatility as new import tariffs may be imposed on imports from China, Mexico and Canada. Because this is a recent development, we have not been able to fully assess this risk or its effects in the manufacturing and import of our products. Also, since we have not yet manufactured in large numbers, our management team might not have the expertise to mitigate such price fluctuations or availability concerns. Thus, suppliers could stop selling to us because of demand. Even though it is possible to find alternative suppliers, changing to new suppliers could delay production and affect the quality of certain products, and there is no guarantee that new tariffs will not be levied upon goods imported from such new suppliers.

Changes in tariffs, import or export restrictions, Chinese regulations or other trade barriers may reduce gross margins.

We currently source products from manufacturers in China, including digital, analog, and quantum light meters, filtration products and certain components for our Ubiquitor device. Currently, the prices we offer to Hydrofarm are FOB (Free on Board) China. Only the cost of delivering the goods to the nearest port is included and Hydrofarm is responsible for the shipping from China and responsible for all other fees, including tariffs, associated with delivering the goods to the ultimate destination. If Hydrofarm changes the term to CIF (Cost, Insurance, and Freight) United States, then we would be responsible for the shipping costs and the tariff costs, which may reduce our gross margin, specially now that new tariffs may be imposed on goods imported from China. Thus, we may incur increases in costs due to changes in tariffs, import or export restrictions, other trade barriers, or unexpected changes in regulatory requirements, any of which could reduce our gross margins. Moreover, volatile economic conditions may impact the ability of our suppliers to make timely deliveries; and if a supplier fails to make a delivery, there is no guarantee that we will be able to timely locate an alternative supplier of comparable quality at an acceptable price.

Since the beginning of 2025, the U.S. has taken executive orders to increase tariffs against imports from Chinese, Mexican and Canadian goods, but it is difficult to determine at this time if more tariffs will be imposed on goods imported from other countries. It is difficult to anticipate the impact on our business caused by the increased tariffs or whether additional changes in tariffs will materialize in the future. Given the relatively fluid regulatory environment in China and the United States, there could be additional tax, tariffs, or other regulatory changes in the future, and China could retaliate against the tariffs recently imposed by the U.S. Any such changes could directly and materially adversely impact our business, financial condition, and operating results.

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

We may at times collect, store, and transmit information of, or on behalf of, our clients that may include certain types of confidential information that may be considered personal or sensitive, and that are subject to laws that apply to data breaches. We believe that we take reasonable steps to protect the security, integrity, and confidentiality of the information we collect and store, but there is no guarantee that inadvertent or unauthorized disclosure will not occur or that third parties will not gain unauthorized access to this information despite our efforts to protect this information, including through a cyber-attack that circumvents existing security measures and compromises the data that we store. If such unauthorized disclosure or access does occur, we may be required to notify persons whose information was disclosed or accessed. Most states have enacted data breach notification laws and, in addition to federal laws that apply to certain types of information, such as financial information, federal legislation has been proposed that would establish broader federal obligations with respect to data breaches. We may also be subject to claims for breach of contract for such unauthorized disclosure or access, investigation and penalties by regulatory authorities and potential claims by persons whose information was disclosed. The unauthorized disclosure of information, or a cyber-security incident involving data that we store, may result in the termination of one or more of our commercial relationships or a reduction in client confidence and usage of our services. We may also be subject to litigation alleging the improper use, transmission, or storage of confidential information, which could damage our reputation among our current and potential clients and cause us to lose business and revenue.

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

We have concluded that we have not maintained effective internal control over financial reporting through the years ended December 31, 2024, and December 31, 2023. Significant deficiencies and material weaknesses in our internal control could have material adverse effects on us.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely manner.

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

Our CEO and one of our directors, Dr. Desheng Wang, owns 32% of the outstanding shares of our common stock as of the date of this report. Two of our directors together own over 50% of the outstanding shares of our common stock. Accordingly, our directors have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations, and the sale of all or substantially all of our assets. They also have the power to prevent or cause a change in control. The interests of our directors may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

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

As of January 31, 2025, we had 3,378,104 freely trading shares, after the Company’s Board of Directors approved a 10 to 1 reverse stock split. Any increase in freely trading shares, or the perception that such shares will or could come onto the market could have an adverse effect on the trading price of the stock. No prediction can be made as to the effect, if any, that sales of these shares, or the availability of such shares for sale, will have on the market prices prevailing from time to time. Nevertheless, the possibility that substantial amounts of common stock may be sold in the public market may adversely affect prevailing market prices for our common stock and could impair our ability to raise capital through the sale of our equity securities or impair our shareholders’ ability to sell on the open market.

You could be diluted from our future issuance of capital stock and derivative securities.

As of December 31, 2024, we had 7,153,647 shares of common stock outstanding and no shares of preferred stock outstanding. We are authorized to issue up to 15,000,000 shares of common stock and no shares of preferred stock. To the extent of such authorization, our Board of Directors will have the ability, without seeking stockholder approval, to issue additional shares of common stock or preferred stock in the future for such consideration as the Board of Directors may consider sufficient. The issuance of additional common stock or preferred stock in the future may reduce a shareholder’s proportionate ownership and voting power.

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

If our existing stockholders sell substantial shares of our common stock in the public market, then the market price of our common stock could decrease significantly. The perception in the public market that our stockholders might sell shares of common stock also could depress the market price of our common stock. There are approximately 7,153,647 shares of our common stock outstanding as of December 31, 2024, of which approximately 3,417,793 shares are freely tradable.

Certain existing holders of most of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other shareholders. If the sale of these shares are registered, they will be freely tradable without restriction under the Securities Act. In the event such registration rights are exercised, and many shares of common stock are sold in the public market, such sales could reduce the trading price of our common stock.

A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

We do not intend to pay dividends and there will be less ways in which you can make a gain on any investment in Focus Universal Inc.

We have never paid any cash dividends and currently do not intend to pay any cash dividends for the foreseeable future. To the extent that we require additional funding currently not provided for in our financing plan, our funding sources may likely prohibit the payment of a cash dividend. Because we do not intend to declare cash dividends, any gain on an investment in Focus Universal Inc. will need to come through appreciation of the stock’s price.

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

Our common stock is currently listed on the Nasdaq Capital Market under the symbol “FCUV,” but we can provide no assurance that we will be able to maintain an active trading market on this or any other exchange in the future. A lack of an active market may impair the ability of our stockholders to sell shares at the time they wish to sell or at a price that they consider favorable. The lack of an active market may also reduce the fair market value of our common stock, impair our ability to raise capital by selling shares of capital stock and may impair our ability to use common stock as consideration to attract and retain talent or engage in business transactions (including mergers and acquisitions). As previously reported, the Company has met the continued listing requirements for Nasdaq Capital Market by submitting a transfer application from the Nasdaq Global Market to the Capital Market and providing written notice of its intention to cure the deficiency during the second compliance period to regain compliance with Nasdaq Listing Rule 5450(a)(1) (the “Bid Price Rule”). The Company was provided a second compliance period of 180 calendar days or until March 17, 2025, to regain compliance with the Bid Price Rule. If, at any time before the Compliance Date, the bid price of the Company’s security is at least $1 for a minimum of ten consecutive days then this matter should be closed with respect to the Bid Price Rule.

In an effort to regain compliance with Nasdaq’s Bid Price Rule, on January 31, 2025, the Company effected a 1 for 10 reverse stock split pursuant to Nevada Revised Statutes (“NRS”) Section 78.207 which also caused a decrease of the Company’s authorized shares of common stock by the same ratio from 150,000,000 to 15,000,000.

We may not be able to maintain the continued NASDAQ listing standards.

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

Risks Related to AVX

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

The smart home installation business is a highly competitive market, and we have numerous competitors who are already well-established in the market. We expect our competitors to continue improving the design and performance of their products and to introduce new products that could be competitive in both price and performance. The reason we believe that we could become competitive in this market segment is because we anticipate integrating the Ubiquitor device, and our platforms into AVX’s smart home installations. However, there is no guarantee that we can integrate the Ubiquitor device into AVX’s smart home installations. If we are unable to integrate the Ubiquitor device into smart home installations, we will not be able to achieve the competitive price and performance we anticipate achieving success in AVX’s future smart home installations. Alternatively, we may not be able to achieve a smart home installation at a cost-effective price that is sufficient to distinguish us from amongst the competition in this market segment.

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

Item 2. PROPERTIES

We currently lease our offices located at 2311 East Locust Court, Ontario, CA, 91761 on a month to month basis. The property consists of an industrial type, two-story building, with a total building area of 30,740 square feet. Ten thousand square feet will be utilized for office space; and 20,000 square feet for warehouse space. The property includes 58 parking spaces.

Focus Universal (Shenzhen) Technology Co. LTD entered into two separate thirty-six-month commercial leases with a third party for office spaces of approximately 2,017 and 3,449 square feet.

Item 3. LEGAL PROCEEDINGS

On or about April 13, 2020, Ian Patterson, the Chief Operations Officer of AVX resigned from his position. On May 5, 2020, Mr. Patterson filed an action in the Superior Court for the County of Los Angeles, State of California, against the company, et al. The complaint alleges claims including discrimination, wrongful termination, retaliation and various other provisions of the California Labor Code, and various other claims under California state law. The complaint seeks unspecified economic and non-economic losses, as well as attorneys’ fees. We have conducted written discovery, depositions, and expert discovery. We have a motion for summary judgment set to be heard on June 17, 2025. Trial for this matter is set for August 6, 2025. AVX intends to vigorously contest this matter. Further, AVX disputes that the other defendants are proper parties to the litigation. However, litigation and investigations are inherently uncertain, but the outcome could have a material impact on the Company.

Similarly, on or about April 14, 2020, Devesa Sarria, the Sales and Marketing Director, was terminated. On May 13, 2020, she filed an action in the Superior Court for the County of Los Angeles, State of California. The Complaint alleges claims including discrimination, wrongful termination, retaliation and various other provisions of the California Labor Code, and various other claims under California state law. The complaint seeks unspecified economic and non-economic losses, as well as attorneys’ fees. We have conducted written discovery, depositions, and expert discovery. Trial for this matter is set for August 13, 2025. AVX intends to vigorously contest this matter. Further, AVX disputes that the other defendants are proper parties to the litigation. However, litigation and investigations are inherently uncertain, but the outcome could have a material impact on the Company.

On August 26, 2024, a former software engineer filed an action against Perfecular Inc., a wholly owned subsidiary of the Company, in the Superior Court for the County of San Bernardino, State of California alleging wrongful termination and other violations of the California Labor Code. The complaint seeks unspecified economic and non-economic losses, as well as attorneys’ fees. The Company is investigating and intends to vigorously defend itself in the foregoing matters. The case has currently been stayed until a status conference on September 17, 2025, which is when the expected trial date will be set. However, litigation and investigations are inherently uncertain. The Company does possess EPLI insurance, and the legal team as selected by the insurance company is currently handling the matter.  The Company vigorously disputes these allegations.

On October 28, 2024, MGR Real Estate, Inc. a California corporation, filed an action in the Superior Court of the State of California, County of San Bernardino, against the Company. The complaint alleges a variety of things including breach of contract and declaratory relief. The complaint is in connection with a listing agreement executed between the Company and the plaintiff, which plaintiff alleges gave it exclusive rights to list and sale the property located at 2311 E. Locust St., Ontario, CA 91761 (the “Premises”). The complaint seeks damages in a minimum amount of $373,025, plus interest at a rate of 10% per annum. The Company is negotiating a resolution and if such resolution falls through then the Company intends to contest this matter. However, since litigation and investigations are inherently uncertain, the outcome may have a material impact on the Company.

Item 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

On August 31, 2021, the Company commenced the trading of its common stock on the Nasdaq Capital Market under the symbol “FCUV.” From January 28, 2022, to September 22, 2024, the Company’s shares traded on the Nasdaq Global Market. Starting on September 23, 2024, our securities were transferred for trading in the Nasdaq Capital Market.  On February 3, 2025, the last reported sale price of our common stock as reported on the Nasdaq Capital Market was $6.09 per share.

On September 23, 2014, our common stock was verified for trading on the OTCQB Market under the trading symbol “FCUV.” Prior to that time, there was no public market for our stock. The following table sets forth for the indicated periods the high and low intra-day sales price per share for our common stock on the Nasdaq Global Market (as applicable) for the four quarters of 2023 and 2024. As of September 23, 2024, our common stock trades upon the Nasdaq Capital Market.

	High	Low

2023: First Quarter	$47.10	$23.70
2023: Second Quarter	$24.60	$14.50
2023: Third Quarter	$19.70	$15.00
2023: Fourth Quarter	$21.70	$13.70

2024: First Quarter	$17.90	$3.40
2024: Second Quarter	$4.30	$2.30
2024: Third Quarter	$4.70	$1.80
2024: Fourth Quarter	$4.90	$2.10

Holders.

As of December 31, 2024, there were 355 record holders of 7,153,647 shares of the Company’s common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is VStock Transfer, LLC.

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

Securities Authorized for Issuance Under Equity Compensation Plans

On December 15, 2018, our Board of Directors presented the 2018 Equity Incentive Plan to the shareholders. On December 17, 2018, the holders of 63.051% of our issued and outstanding shares of common stock adopted a resolution by written consent without a meeting adopting the 2018 Equity Incentive Plan. The plan reserves an aggregate of 100,000 shares of the Company’s common stock, which provides for the payment of various forms of incentive compensation to employees, consultants, executives, and directors of the Company. The 2018 Equity Incentive Plan provides for the grant of the following types of stock awards: (i) incentive stock options; (ii) non-statutory stock options; (iii) stock appreciation rights; (iv) restricted stock awards; (v) restricted stock unit awards; and (vi) other stock awards. Under the 2018 Equity Incentive Plan, a ten percent stockholder will not be granted an incentive stock option unless the exercise price of such option is at least one hundred and ten percent of the fair market value on the date of grant and the option is not exercisable after the expiration of five years from the grant date. The Board of Directors determines the vesting schedule of the grants with broad discretion. On August 6, 2019, each member of the Board was granted 4,500 options to purchase shares at $38.00 per share. On December 11, 2020, each member of the Board was granted 2,250 options to purchase shares at $20.00 per share. On December 31, 2021, each member of the Board was granted 2,250 options to purchase shares at $59.10 per share. On December 30, 2022, each member of the Board was granted 2,250 options to purchase shares at $42.70 per share. On January 2, 2024, each member of the Board was granted 2,250 options to purchase shares at $15.00 per share.

Recent sales of unregistered securities.

None.

Issuer Purchases of Equity Securities

The following table shows the repurchases made in 2023 and 2024.

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 2023	4,399	$19.92	4,399	–
May 2023	11,305	$18.71	15,704	–
June 2023	7,600	$15.99	23,304	–
November 2023	1,900	$16.35	25,204	–
December 2023	1,100	$15.72	26,304	–
October 2024	40,983	$2.58	67,287	–
November 2024	19,217	$2.59	86,504	–
December 2024	45,464	$2.74	131,968	–

Item 6. [RESERVED]

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward-looking statements in the following discussion and elsewhere in this report and in any other statement made by us, or on our behalf, whether in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information, and which relate to future operations, strategies, financial results or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic, and competitive uncertainties, and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. We disclaim any obligation to update forward-looking statements.

Focus Universal Inc., a Nevada corporation (the “Company,” “we,” “us,” or “our”), has developed the five proprietary platform technologies described in the Business Section, starting on page 1. These are: (1) device on a chip; (2) universal smart instrumentation platform (“USIP”); (3) 5G ultra-narrowband technology; (4) ultra-narrowband power line communication (“PLC”) technology; and (5) our financial reporting software.

Our main sources of revenue are derived from our sales of sensor devices and our wholesaling of various digital, analog, and quantum light meters and filtration products, including fan speed adjusters, carbon filters and HEPA filtration systems. We source these products from manufacturers in China and then sell them to a major U.S. distributor, Hydrofarm, which resells our products directly to consumers through its established retail distribution channels and, in some cases, places its own branding on our products. Hydrofarm was not our primary source of revenue for the years ended December 31, 2024 and 2023.

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

Our software machine auto design team has also made significant progress during 2024. Having the mathematical and graphical environments created, our team is focused on developing the 3D-user interface machine auto design. Our public reporting automation software is completed and currently undergoing extensive testing. We have developed a Microsoft®-based add-on software that aims to streamline and automate the financial reporting preparation process. We believe the software will significantly simplify the Form 10-Q and Form 10-K preparation processes and make creating, editing and managing documents both simple and accurate. We are planning to commercialize this software in the first quarter of 2025. A cloud-based version of this software is currently under the development.

We have completed an initial production run of prototype Ubiquitor devices and intend to proceed into full-scale production during 2025. During 2024, we presented the Ubiquitor several trade shows including CES 2023 and 2024. The Ubiquitor’s sensor analytics system integrates event-monitoring, storage and analytics software in a cohesive package that provides a holistic view of the sensor data it is reading. The Ubiquitor was first showcased at the Consumer Technology Association’s CES 2024 trade show, which attracted significant interest from potential customers.

We have designed a full line of products for the gardening industry by integrating the Ubiquitor device into a gardening system. The system includes the Ubiquitor connected to a light control node, temperature sensor, humidity sensor, digital light sensor, quantum PAR sensor, pH sensor, total dissolved solids (“TDS”) sensor and carbon dioxide sensor. We believe the combination of the Ubiquitor with these sensors will offer the same features as a combination of dozens or even hundreds of different standalone instruments in the gardening industry.

We continue to build upon our existing research and development with the intention of inventing an ultra-narrowband PLC technology that attempts to tackle: 1) overcoming interference caused by electronic noise on the power line system; and 2) bandwidth. Preliminary internal testing suggests that we have achieved significant noise rejection and interference suppression. In our preliminary internal testing, we have been able to increase bandwidth to 4 megabits per second with the potential for more, while simultaneously effectively dealing with electrical noise and interference. Based on the promising results of our internal testing, we have begun designing a proprietary PLC microchip and have set an intended launch date for late 2025 or early 2026 pending further development work from the engineering department.

Two of our products are ready for commercialization. These are our financial reporting software and universal smart technology for smart meters and automation. We are currently looking for distribution partners for both products.

While currently, we do not believe that inflation will play a large role and have a large effect on our current business, as our business grows, inflation may play a larger role as our need to procure supplies increases and our borrowing requirements increase as well. As we begin to diversify away from a single sector and a single large customer, we also believe that our exposure to market volatility in that sector will be diminished significantly. We believe this should have a stabilizing effect on revenues. However, as our new products begin to reach maturity and completion, we do believe our exposure to our supply chain risk will increase with our need for consistently procuring inputs and raw materials. We believe supply chain disruption is the largest risk factor for our cash flow as production increases. For a greater description of our technologies, our business segments and the products we are currently selling, see “Part I – Item 1. Business” above.

Results of Operations

For the year ended December 31, 2024 compared to the year ended December 31, 2023

Revenue, cost of revenue and gross profit

	For the year ended December 31, 2024	For the year ended December 31, 2023	Increase (Decrease) $
Revenue	$398,137	$440,543	$(42,406)
Cost of revenue	387,936	380,884	7,052
Gross Profit	$10,201	$59,659	$(49,458)

A summary of our revenue by product type for the fiscal years ended December 31, 2024 and 2023 is as follows:

	December 31, 2024	December 31, 2023
IoT Products	$398,137	$384,168
IoT Project Construction and Installation Services	–	56,375
Total	$398,137	$440,543

Our consolidated gross revenue for the years ended December 31, 2024, and 2023 was $398,137 and $440,543, respectively. Revenue for the year ended December 31, 2024, decreased $42,406 due to a sales decrease from construction contracts. Cost of revenue for the year ended December 31, 2024, was $387,936, compared to $380,884 for the year ended December 31, 2023. The overall increase in the cost of revenue was due to inventory reserve for the base LED panel products sold in the current year. This, combined with a decrease in gross profit, brought the total to $10,201 for the year ended December 31, 2024, compared to $59,659 for the year ended December 31, 2023.

Operating Expenses

The major components of our operating expenses for the years ended December 31, 2024 and 2023 are outlined in the table below:

	For the year ended December 31, 2024	For the year ended December 31, 2023	Increase (Decrease) $
Selling expense	$100,189	$118,762	$(18,573)
Compensation – officers and directors	951,845	1,082,775	(130,930)
Research and development	1,381,937	1,324,438	57,499
Professional fees	1,660,590	767,606	892,984
General and administrative	2,115,891	1,717,864	398,027
Total operating expenses	$6,210,452	$5,011,445	$1,199,007

Selling expense for the year ended December 31, 2024 was $100,189, compared to $118,762 for the year ended December 31, 2023. Selling expense incurred was mainly from third party advertising fees. The decrease of selling expense was due to a decrease in advertising fees and trade show expenses.

Compensation – officers and directors were $951,845 and $1,082,775 for the years ended December 31, 2024 and 2023, respectively. The decrease was attributed to a decline in stock prices during the current year.

Research and development costs were $1,381,937 and $1,324,438 for the years ended December 31, 2024 and 2023, respectively. The increase was due to an increase in total number of research and development employee headcount in the Ontario, California headquarters and the Shenzhen, China subsidiary.

Professional fees were $1,660,590 during the year ended December 31, 2024 compared to $767,606 during the year ended December 31, 2023. The increase in these professional fees compared to the prior period was due to an increase in legal fees for employment litigation defense.

General and administrative expenses for the year ended December 31, 2024 was $2,115,891, compared to $1,717,864 for the year ended December 31, 2023. The increase of general and administrative expenses was primarily due to an increase in the number of office employees and rent expenses in 2024.

Other Income

Other income of $3,278,375 incurred during the year ended December 31, 2024, primarily consisted of gain on sale of property of $3,181,706, interest income of $40,852, interest expense – related party of $89,098, unrealized loss on marketable equity securities of $12,075, rental income of $96,541 and other income of $60,449. Other income of $241,551 incurred during the year ended December 31, 2023, primarily consisted of interest income of $38,339, interest expense – related party of $38,333, unrealized gain on marketable equity securities of $8,033, realized loss on marketable equity securities of $2,002, rental income of $160,910 and other income of $74,604.

Loss from discontinued operations, net of tax

Loss from discontinued operations, net of tax was $278,263 during the year ended December 31,2024, compared to $7,907 during the year ended December 31,2023. The decrease was due to the discontinued operations of AT Tech Systems LLC in August 2024.

Net Losses

During the years ended December 31, 2024, and 2023, we incurred net losses of $3,200,138 and $4,718,142 respectively, due to the factors discussed above.

Liquidity and Capital Resources

Working Capital

	December 31, 2024	December 31, 2023
Current Assets	$3,846,363	$1,028,278
Current Liabilities	(876,975)	(1,657,646)
Working Capital	$2,969,388	$(629,368)

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

	For the year ended December 31, 2024	For the year ended December 31, 2023
Net cash used in operating activities	$(4,656,754)	$(3,528,762)
Net cash provided by investing activities	7,127,121	54,146
Net cash provided by (used in) financing activities	706,094	(434,048)
Effect of exchange rate	(15,397)	(6,508)
Net change in cash	$3,161,064	$(3,915,172)

Cash Flows from Operating Activities

Our net cash outflows from operating activities of $4,656,754 for the year ended December 31, 2024, was primarily the result of our net loss of $3,200,138 and changes in our operating assets and liabilities offset by the add-back of non-cash expenses, and operating activities from discontinued operations.

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

Cash Flows from Investing Activities

For the year ended December 31, 2024, we had cash inflow from investing activities of $7,127,121. That was primarily the result from the purchase of property and equipment of $18,687, and proceeds from sales of property of $7,145,808. For the year ended December 31, 2023, we had cash inflow from investing activities of $54,146. That was primarily the result from the purchase of property and equipment of $20,620, purchase of marketable securities of $43,644 and proceeds from sales of marketable securities of $118,410.

Cash Flows from Financing Activities

For the year ended December 31, 2024, cash inflows from financing activities of $706,094. That was primarily the result proceeds from third party loan of $350,000, proceeds from related party loan of $1,101,000, repayment on related party loan of $2,101,000, repayment on third party loan of $350,000, stock issued for placement agent 1,086,000, stock issued for private placement of $1,290,000 and purchases of treasury stock of $669,906. For the year ended December 31, 2023, cash outflows from financing activities of $434,048. That was primarily the result from related party loan of $1,000,000, and purchases of treasury stock of $1,434,048.

Going Concern

The Company has assessed its ability to continue as a going concern for a period of one year from the date of the issuance of these consolidated financial statements. The Company has a net loss of $3,200,138 and $4,718,142 for the years ended December 31, 2024 and 2023, respectively. In addition, the Company had an accumulated deficit of $25,782,308 and $22,582,170 as of December 31, 2024 and 2023, respectively, and negative cash flow from operating activities of $4,656,754 and $3,528,762 for the years ended December 31, 2024 and 2023, respectively. Substantial doubt about the Company’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the Company will be unable to meet its obligations as they become due within one year from the financial statement issuance date. The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern. The Company currently suffered recurring losses from operations, generated negative cash flow from operating activities, has an accumulated deficit and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These conditions raise substantial doubt as to its ability to continue as a going concern. These consolidated financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

At December 31, 2024, the Company had cash and cash equivalents, and short-term investments, in the amount of $3,613,978. The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future and raising additional capital to meet its obligations and repay its liabilities arising from normal business operations when they come due. Since inception, the Company has funded its operations primarily through equity and debt financings, and it expects to continue to rely on these sources of capital in the future. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in case of equity financing, or grant unfavorable terms in future licensing agreements.

Off-Balance Sheet Arrangements

As of December 31, 2024, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation SK.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FOCUS UNIVERSAL INC. AND SUBSIDIARY

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Focus Universal Inc.

Ontario, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Focus Universal Inc. and Subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has experienced negative cash flows from operating activities that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Sale of Warehouse and Land

As described in Note 5 to the consolidated financial statements, the Company sold its warehouse and land during the year ended December 31, 2024 resulting in a gain of $3,181,706, and subsequently entered into a short term lease agreement to rent the facility back from the buyer. We identified the recognition of the gain on sale of these assets as a critical audit matter due to the significance of this transaction to the Company’s operations, and to the complex accounting relating to sale/leaseback transactions. This in turn led to significant effort in performing our audit procedures which were designed to evaluate the proper accounting and presentation of the sale/lease back transaction.

The primary audit procedures we performed to address this critical audit matter included;

•	Obtaining, examining and testing the underlying contractual documentation related to the sale transaction
•	Obtaining and understanding the lease agreement
•	Recalculating the gain recorded by the Company
•	Ensuring the Company properly accounted for the recognition of the gain in accordance with current accounting guidance

We have served as the Company’s auditor since 2024.

Weinberg & Company, P.A.
February 28, 2025

Los Angeles, CA.

FOCUS UNIVERSAL INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2024	2023

ASSETS
Current Assets:
Cash	$3,589,318	$428,254
Accounts receivable, net	5,584	13,528
Inventories, net	126,071	282,071
Other receivables	–	20,519
Prepaid expenses	100,730	87,874
Marketable securities	24,660	36,735
Current assets of discontinued operations	–	159,297
Total Current Assets	3,846,363	1,028,278

Property and equipment, net	60,485	4,080,663
Operating lease right-of-use asset	108,270	201,048
Deposits	65,195	24,135

Total Assets	$4,080,313	$5,334,124

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$702,065	$435,018
Related party loan	–	1,000,000
Other current liabilities	68,204	25,859
Lease liability, current portion	106,706	90,172
Current liabilities of discontinued operations	–	106,597
Total Current Liabilities	876,975	1,657,646

Non-Current Liabilities:
Lease liability, less current portion	8,114	118,517
Other liability	–	12,335
Total Non-Current Liabilities	8,114	130,852

Total Liabilities	885,089	1,788,498

Contingencies (Note 12)	–	–

Stockholders’ Equity:
Common stock, par value $0.001 per share, 15,000,000 shares authorized; 7,153,647 and 6,477,182 shares issued and outstanding as of December 31, 2024 and 2023, respectively	7,154	6,477
Treasury stock (348,968 and 116,304 shares held at December 31, 2024 and 2023, respectively)	(1,055,592)	(434,048)
Additional paid-in capital	30,025,587	26,494,455
Shares to be issued, common shares (5,681 and 4,164 shares at December 31, 2024 and 2023, respectively)	25,573	74,476
Accumulated deficit	(25,782,308)	(22,582,170)
Accumulated other comprehensive loss	(25,190)	(13,564)
Total Stockholders’ Equity	3,195,224	3,545,626

Total Liabilities and Stockholders’ Equity	$4,080,313	$5,334,124

The accompanying notes are an integral part of these consolidated financial statements.

FOCUS UNIVERSAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2024	2023
Revenue	$398,137	$440,543

Cost of revenue	387,936	380,884

Gross Profit	10,201	59,659

Operating Expenses
Selling expense	100,189	118,762
Compensation - officers and directors	951,845	1,082,775
Research and development	1,381,937	1,324,438
Professional fees	1,660,590	767,606
General and administrative	2,115,891	1,717,864
Total Operating Expense	6,210,452	5,011,445

Loss from Operations	(6,200,251)	(4,951,786)

Other Income (Expense):
Interest income, net	40,853	38,339
Interest expense - related party	(89,098)	(38,333)
Gain on disposal of property	3,181,706	–
Unrealized gain (loss) on marketable equity securities	(12,075)	8,033
Realized loss on marketable equity securities	–	(2,002)
Rental income	96,541	160,910
Other income	60,449	74,604
Total other income	3,278,376	241,551

Loss from continuing operations before income taxes	(2,921,875)	(4,710,235)

Loss from discontinued operations, net of tax	(278,263)	(7,907)

Net Loss	$(3,200,138)	$(4,718,142)

Other comprehensive items
Foreign currency translation loss	(11,626)	(7,021)

Total comprehensive loss	$(3,211,764)	$(4,725,163)

Basic and fully diluted net loss per shares:
Continuing operations:	$(0.44)	$(0.78)
Discontinued operations:	$(0.04)	$(0.00)
Net Loss	$(0.48)	$(0.78)

Weight Average Number of Common Shares Outstanding: Basic and Diluted	6,714,478	6,031,487

The accompanying notes are an integral part of these consolidated financial statements.

FOCUS UNIVERSAL INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2024 and 2023

	Common stock		Treasury stock	Additional Paid-In	Shares to be issued Common	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
Description	Shares	Amount	Amount	Capital	Shares	Deficit	Loss	Equity
Balance – December 31, 2022	6,529,638	$6,530	$(2,000,000)	$27,573,500	$48,075	$(17,864,028)	$(6,543)	$7,757,534

Stock based compensation - options	–	–	–	515,490	–	–	–	515,490

Stock based compensation - cashless exercise option	1,086	1	–	(1)	–	–	–	–

Stock based compensation - shares	6,225	6	–	405,406	26,401	–	–	431,813

Purchase of treasury stock	–	–	(469,048)	–	–	–	–	(469,048)

Retirement of treasury stock	(60,000)	(60)	2,000,000	(1,999,940)	–	–	–	–

Amendment stock purchase agreement – treasury stock	–	–	35,000	–	–	–	–	35,000

Issued stock dividend	233	–	–	–	–	–	–	–

Other comprehensive loss	–	–	–	–	–	–	(7,021)	(7,021)

Net loss	–	–	–	–	–	(4,718,142)	–	(4,718,142)

Balance – December 31, 2023	6,477,182	$6,477	$(434,048)	$26,494,455	$74,476	$(22,582,170)	$(13,564)	$3,545,626

Stock based compensation - options	–	–	–	147,975	–	–	–	147,975

Stock based compensation - shares	12,594	13	–	466,183	(48,903)	–	–	417,293

Retirement of treasury stock	(3,000)	(3)	48,362	(48,359)	–	–	–	–

Purchase of treasury stock	(243,304)	(243)	(669,906)	243	–	–	–	(669,906)

Stock issued for placement agent	375,000	375	–	1,085,625	–	–	–	1,086,000

Stock issued for private placement	430,000	430	–	1,289,570	–	–	–	1,290,000

Fair value of stock issued to placement agent as commitment fee	105,175	105	–	249,895	–	–	–	250,000

Stock based compensation related to discount on shares sold to related parties	–	–	–	340,000	–	–	–	340,000

Other comprehensive loss	–	–	–	–	–	–	(11,626)	(11,626)

Net loss	–	–	–	–	–	(3,200,138)	–	(3,200,138)

Balance – December 31, 2024	7,153,647	$7,154	$(1,055,592)	$30,025,587	$25,573	$(25,782,308)	$(25,190)	$3,195,224

The accompanying notes are an integral part of these consolidated financial statements.

FOCUS UNIVERSAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2024	2023
Cash flows from operating activities:

Net Loss	$(3,200,138)	$(4,718,142)
Adjustments to reconcile net loss to net cash from operating activities:
Gain on sale of warehouse	(3,181,706)	–
Bad debt expense	4,852	26,631
Inventory reserve	211,014	–
Depreciation expense	73,611	167,983
Unrealized (gain) or loss on marketable equity securities	12,075	(8,033)
Realized loss on marketable equity securities	–	2,002
Stock-based compensation - shares	417,293	431,813
Stock based compensation - options	147,975	515,490
Compensation cost related to sale of common shares to related parties	340,000	–
Fair value of shares issued as commitment fee	250,000	–
Changes in operating assets and liabilities:
Accounts receivable	3,092	38,154
Accounts receivable - related party	–	34,507
Inventories	(55,014)	(178,299)
Other receivable	20,407	(20,519)
Prepaid expenses	(13,075)	54,029
Deposit	(41,825)	8,336
Operating lease right-of-use asset	87,869	325,329
Accounts payable and accrued liabilities	272,841	168,026
Other current liabilities	42,345	19,363
Lease liabilities	(88,735)	(342,732)
Other liabilities	(12,335)	–
Net cash flows used in operating activities from continuing operations	(4,709,454)	(3,476,062)
Net cash flows provided by (used in) operating activities from discontinuing operations	52,700	(52,700)
Net cash used in operating activities	(4,656,754)	(3,528,762)

Cash flows from investing activities:
Purchase of property and equipment	(18,687)	(20,620)
Purchase of marketable securities	–	(43,644)
Proceeds from sales of marketable securities	–	118,410
Proceeds from sales of property	7,145,808	–
Net cash flows provided by investing activities	7,127,121	54,146

Cash flows from financing activities:
Proceeds from third party loan	350,000	–
Proceeds from related party loan	1,101,000	1,000,000
Repayment on related party loan	(2,101,000)	–
Repayment on third party loan	(350,000)	–
Stock issued for placement agent	1,086,000	–
Stock issued for private placement	1,290,000	–
Purchase of treasury stock	(669,906)	(1,434,048)
Net cash flows provided by (used in) financing activities	706,094	(434,048)

Effect of exchange rate	(15,397)	(6,508)

Net change in cash	3,161,064	(3,915,172)

Cash beginning of year	428,254	4,343,426

Cash end of year	$3,589,318	$428,254

Supplemental cash flow disclosure:
Cash paid for income taxes	$–	$–
Cash paid for interest	$4,209	$13,142

Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$–	$273,041
Cashless exercise of options	$–	$41,401

The accompanying notes are an integral part of these consolidated financial statements.

FOCUS UNIVERSAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024, AND 2023

Note 1 – Organization and Operations

Focus Universal Inc. (“Focus”) was incorporated under the laws of the State of Nevada on December 4, 2012 (“Inception”). The Company is a universal smart instrument developer and manufacturer, headquartered in Ontario, California, specializing in the development and commercialization of novel and proprietary universal smart technologies and instruments. Focus Universal Inc. is also a provider of patented hardware and software design technologies for Internet of Things (“IoT”) and 5G. The Company has developed five disruptive patented technology platforms with 28 patents and patents pending in various phases and 8 trademarks pending in various phases to solve the major problems facing hardware and software design and production within the industry today. These technologies combined have the potential to reduce costs, product development timelines and energy usage while increasing range, speed, efficiency, and security. The smartphone or other mobile device, foundation, and sensor readouts together perform the functions of many traditional scientific and engineering instruments and are intended to replace the traditional, wired stand-alone instruments at a fraction of their cost.

The Company has multiple subsidiaries, including Perfecular Inc. (“Perfecular”), AVX Design and Integration Inc. (“AVX,” also doing business as Smart AVX (“Smart AVX”)), Focus Universal (Shenzhen) Technology Company LTD (“Focus Shenzhen”), Lusher Bioscientific, Inc. (“Lusher”), and until August, 2024, AT Tech Systems LLC (“AT Tech LLC”), which activities’ have since been discontinued. Perfecular Inc. a wholly owned subsidiary of Focus, was founded in September 2009 and is headquartered in Ontario, California, and is engaged in designing certain digital sensor products and sells a broad selection of horticultural sensors and filters in North America and Europe.

AT Tech Systems was a subsidiary of Focus and specialized in commercial and industrial smart IoT installation projects in areas throughout Southern California. On August 5, 2024, the Company and the segment manager of AT Tech Systems LLC reached a tentative oral agreement to terminate his employment, and the employment of his two team members. The Company discontinued operations of AT Tech Systems on August 21, 2024, with a termination cost of $22,000 and is now presenting these operations as discontinued. (See Note 10)

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Perfecular, AVX, Focus Shenzhen, Lusher, Lusher Inc. and AT Tech Systems (collectively, the “Company,” “we,” “our,” or “us”). All significant intercompany transactions and balances have been eliminated.

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

Segment Reporting

The Company’s management team is provided financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. In addition, substantially all of the Company’s revenue and long-lived assets are attributable to operations in the United States for all periods presented.

The Company currently has two operating segments. In accordance with ASC 280, Segment Reporting (“ASC 280”), the Company considers operating segments to be components of the Company’s business for which separate financial information is available and evaluated regularly by Management in deciding how to allocate resources and to assess performance. Management reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. Accordingly, the Company has determined that it has two operating and reportable segments. The Company consists of two types of operations. (1) AVX and Smart AVX (inclusive of the smart IoT Products sales under Smart AVX) cooperatively run our “LED and IoT Installation Services” segment, which handles our LED and IoT installation and management business specializing in high performance and easy to use LED and display systems, audio/video systems, home theaters, lighting control, automation, and integration. This includes the Focus and Focus Shenzhen collectively operate our “Corporate and R&D” segment focused on R&D development for the IoT, which involves the non-specific financing, executive expense, operations and investor relations of our public entity, and the general shared management and costs across the Company’s subsidiaries that spread across all functional categories and research and development of these IoT technology products and of our smart products into the commercial and home automation sectors. (2) Perfecular and Lusher jointly operate the SEC Financial Software segment, which involves the development, marketing, and production of our SEC Financial Reporting AI-Driven Automation Software package and also includes our universal smart instruments and devices in the hydroponic and controlled agriculture segments.

Asset information by operating segment is not presented as the chief operating decision maker does not review this information by segment. The reporting segments follow the same accounting policies used in the preparation of the Company’s consolidated financial statements.

Cash

The Company considers all highly liquid investments with a maturity of three months or less to be cash. At times, such investments may be in excess of Federal Deposit Insurance Corporation (FDIC) insurance limit. As of December 31, 2024, and 2023, approximately $2,781,560 and $0 of the Company’s cash was not insured by the FDIC. There were no cash equivalents held by the Company at December 31, 2024 and 2023.

Accounts Receivable

The Company grants credit to clients that sell the Company’s products or engage in construction service under credit terms that it believes are customary in the industry and do not require collateral to support customer receivables. The accounts receivable balances are generally collected within 30 to 90 days of the product sale.

Allowance for doubtful accounts

The Company estimates an allowance for doubtful accounts based on historical collection trends and review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. As of December 31, 2024 and 2023, allowance for doubtful accounts amounted to $278,201 and $249,603, respectively.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company limits its exposure to credit loss by investing its cash with high credit quality financial institutions.

Major customers

For the years ended of December 31, 2024 and 2023, the Company’s revenue received from the following customers and were set out as below:

	For the years ended December 31,
	2024		2023
	Amount	% of Total Revenue	Amount	% of Total Revenue
Customer A	$83,548	21%	$–	–
Customer B	69,325	17%	–	–
Customer C	54,479	14%	–	–
Customer D	50,053	13%	–	–
Customer E	–	–	60,000	14%
Customer F	–	–	50,000	11%
Customer G	(*)	(*)	44,147	10%
Customer H	–	–	41,955	10%

_________________

(*)	Revenue for the year ended had not exceeded 10% or more of the consolidated revenue.

Major vendors

For the years ended of December 31, 2024 and 2023, the Company’s purchase from the following vendors and were set out as below:

	For the years ended December 31,
	2024		2023
	Amount	% of Total Purchase	Amount	% of Total Purchase
Vendor A	$147,591	83%	$152,969	39%
Vendor B	–	–	189,151	49%
Vendor C	21,822	12%	(*)	(*)

(*)	Purchase for the year ended had not exceeded 10% or more of the consolidated purchase.

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

Long-Lived Assets

The Company applies the provisions of FASB ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Long-term assets of the Company are reviewed when circumstances warrant as to whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. Based on its review at December 31, 2024 and 2023, the Company believes there was no impairment of its long-lived assets.

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

Stock Dividends

The Company follows paragraph ASC 505-20-25 in treating stock dividends as a stock split when the stock dividend is greater than 25% of the shares then outstanding. On March 23, 2023, and April 3, 2023, the Company issued 2,159,216 shares of common stock as dividends to its shareholders for a stock dividend of one share of common stock for every two shares of common stock issued and outstanding. The Company followed paragraph ASC 260-10-55-12, wherein it retroactively adjusted all share amounts and its statement of stockholders’ equity for all presented periods to incorporate the alteration in capital structure.

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

To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

☐	Level 1: Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

☐	Level 2: Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

☐	Level 3: Pricing inputs that are generally unobservable inputs and not corroborated by market data.

The following table summarize financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 and 2023:

	December 31, 2024
	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
Assets
Marketable securities:
Stock	$24,660	$–	$–	$24,660
Total assets measured at fair value	$24,660	$–	$–	$24,660

	December 31, 2023
	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
Assets
Marketable securities:
Stock	$36,735	$–	$–	$36,735
Total assets measured at fair value	$36,735	$–	$–	$36,735

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

Comprehensive Income (Loss)

Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income (loss) as these amounts are recorded directly as an adjustment to stockholders’ equity. Other comprehensive loss for the years ended December 31, 2024 and 2023 was comprised of foreign currency translation adjustments.

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

Revenue from our project construction is recognized over time using the percentage-of-completion method under the cost approach. The percentage of completion is determined by estimating stage of work completed. Under this approach, recognized contract revenue equals the total estimated contract revenue multiplied by the percentage of completion. Our construction contracts are unit priced, and an account receivable is recorded for amounts invoiced based on actual units produced. Currently, the software segment is not generating any revenue.

A summary of our revenue by product type for the fiscal years ended December 31, 2024 and 2023 is as follows:

	December 31, 2024	December 31, 2023
IoT Products	$398,137	$384,168
IoT Project Construction and Installation Services	–	56,375
Total	$398,137	$440,543

Cost of Revenue, excluding depreciation & amortization

Cost of revenue includes the cost of services, labor and product incurred to provide product sales, service sales and project sales.

Advertising Expenses

During the years ended December 31, 2024 and 2023, the Company incurred advertising costs of $15,125 and $0, respectively.

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

Income taxes are accounted for using the asset and liability method. Deferred income taxes are provided for temporary differences in recognizing certain income, expense and credit items for financial reporting purposes and tax reporting purposes. Such deferred income taxes primarily relate to the difference between the tax basis of assets and liabilities and their financial reporting amounts. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates applicable to the future years in which deferred tax assets or liabilities are expected to be settled or realized. There was no material deferred tax asset or liabilities as of December 31, 2024 and 2023.

As of December 31, 2024 and 2023, the Company did not identify any material uncertain tax positions.

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

Year ended December 31,	2024	2023
Stock options	62,637	51,387
Total	62,637	51,387

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

	Average Rate for the Year Ended December 31,
	2024		2023
China Yuan (RMB)	RMB	7.1843	RMB	7.0714
United States Dollar ($)		$1.0000		$1.0000

	Exchange Rate at
	December 31, 2024		December 31, 2023
China Yuan (RMB)	RMB	7.2975	RMB	7.0698
United States Dollar ($)		$1.0000		$1.0000

Going Concern

The Company has assessed its ability to continue as a going concern for a period of one year from the date of the issuance of these financial statements. The Company has a net loss of $3,200,138 and $4,718,142 for the years ended December 31, 2024 and 2023, respectively. In addition, the Company had an accumulated deficit of $25,782,308 and $22,582,170 as of December 31, 2024 and 2023, respectively, and negative cash flow from operating activities of $4,656,754 and $3,528,762 for the years ended December 31, 2024 and 2023, respectively. Substantial doubt about the Company’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the Company will be unable to meet its obligations as they become due within one year from the financial statement issuance date. The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern. The Company currently suffered recurring loss from operations, generated negative cash flow from operating activities, has an accumulated deficit and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These conditions raise substantial doubt as to its ability to continue as a going concern. These consolidated financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

At December 31, 2024, the Company had cash and cash equivalents, and short-term investments, in the amount of $3,613,978. The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future and raising additional capital to meet its obligations and repay its liabilities arising from normal business operations when they come due. Since inception, the Company has funded its operations primarily through equity and debt financings, and it expects to continue to rely on these sources of capital in the future. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in case of equity financing, or grant unfavorable terms in future licensing agreements.

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

In November 2024, FASB issued ASU 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses. The guidance in ASU 2024-03 requires public business entities to disclose in the notes to the financial statements, among other things, specific information about certain costs and expenses including purchases of inventory; employee compensation; and depreciation and amortization expense for each caption on the income statement where such expenses are included. The update is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied prospectively to reporting periods after the effective date or retrospectively to all periods presented in the financial statements. We are currently evaluating the provisions of this guidance and assessing the potential impact on our financial statement disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

Note 4 – Inventory

At December 31, 2024 and 2023, inventory consisted of the following:

	December 31, 2024	December 31, 2023
Parts	$–	$1,051
Finished goods	337,085	281,020
Less: Inventory reserve	(211,014)	–
Inventories	$126,071	$282,071

Note 5 – Property and Equipment

At December 31, 2024 and 2023, property and equipment consisted of the following:

	December 31, 2024	December 31, 2023
Warehouse	$–	$3,789,773
Land	–	731,515
Building improvement	14,620	240,256
Furniture and fixture	42,033	39,223
Equipment	137,966	119,556
Software	1,995	1,995
Total cost	196,614	4,922,318
Less accumulated depreciation	(136,129)	(841,655)
Property and equipment, net	$60,485	$4,080,663

Depreciation expense for the years ended December 31, 2024 and 2023 amounted to $73,611 and $167,983, respectively.

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

The purchase price for the property was $7,460,250. The Company received net proceeds of $7,145,808 after closing costs, of which $1,481,208 was paid directly to settle certain outstanding debt and accrued interest and other amounts owed. In addition, the Company incurred $314,442 of closing costs resulting in a gain of $3,181,706 from the sale of the property. On July 8, 2024, the Company entered into a twelve-month Standard Industrial/Commercial Single-Tenant Lease with the buyer for an approximately 14,004 square foot office and warehouse space. The lease commenced on July 4, 2024 and will end on July 31, 2025. The monthly rent is $16,804 (See Note 8).

Note 6– Related Party Loans

On September 7, 2023, the Company entered into a loan agreement with Golden Sunrise Investment LLC in the amount of $1,000,000. This loan is secured against the Company’s property, which serves as collateral, with a cost of $4.5 million pledged. At the time of entering the loan agreement, Golden Sunrise Investment LLC was owned by two of the Company’s shareholders who collectively owned approximately 19% of the Company’s outstanding shares. The loan has an annual interest rate of 12% and the principal amount has a due date of September 7, 2024. On March 5, 2024, the Company entered into an addendum to the loan agreement with Golden Sunrise Investment LLC, a related party obtaining an additional secured loan amount of $300,000 at an annual interest rate of 12% which is due September 7, 2024. The principal of $1,300,000 and interest of $28,208 were paid off on July 3, 2024 from the proceeds of the sale of the building. As of December 31, 2024, principal and interest under this loan was $0. The interest expense amount was $77,208 for the year ended December 31, 2024.

On April 2, 2024, the Company entered into a two-year loan agreement with the Company’s CEO Desheng Wang for the amount of $300,000. The loan has an annual interest rate of 12% and the principal and interest amount have a due date of April 1, 2026, as consistent with the previous and separate loan agreement with Golden Sunrise Investment LLC. During the year, the principal loan amount has been increased from $300,000 to $801,000. The interest expense amount was $19,501 for the year ended December 31, 2024. The principal and interest were paid off on July 9, 2024. As of December 31, 2024, principal and interest under this loan was $0.

Note 7 – Short-Term Loans

On January 2, 2024, the board of directors of the Company authorized the Company to enter into a revolving credit facility or series of promissory notes for up to $5 million with one or more lenders. The Company accepted the first $300,000 tranche on January 9, 2024 (the “Loan”) with a third-party private lender (the “Lender”) whereby the Lender loaned $300,000 to the Company (the “Principal Amount”). The Loan has an annual 3% compound interest rate and note payments begins on February 4, 2024 (“Due Date”). On the Due Date, the Company will begin to pay Lender in 12 equal monthly installment payments of $25,408.11 each. The interest amount for the year ended December 31, 2024 was $4,897, and the total principal of $300,000 and interest were paid off on December 31, 2024.

On June 18, 2024, the Company entered into a one-month loan agreement with a third party for the amount of $50,000. The loan has an annual interest rate of 12% and the principal and interest amount have a due date of July 19, 2024. The interest expense amount was $500 for the year ended December 31, 2024. The principal and interest were paid off on July 19, 2024. As of December 31, 2024, principal of $50,000 and interest under this loan was $0.

Note 8 – Leases

Operating Leases

The Company recorded its operating lease cost of $143,097 and $143,097 for the years ended December 31, 2024 and 2023, respectively. This is included in general and administrative expenses.

On January 16, 2023, Focus Universal (Shenzhen) Technology Co. LTD entered into a thirty-six month commercial lease with a third party for an approximately 2,017 square foot office space. The lease commenced on February 1, 2023, and will end on January 31, 2026. The monthly rent is RMB29,974 (approximately $4,172) with approximately an 11.1% to 12.5% increase rate in each additional year. The incremental borrowing rate for a lease is the rate of interest the Company would have to pay on a collateralized basis to borrow an amount equal to the lease payments for the asset under similar term, which is 10%. Lease expense for the lease is recognized on a straight-line basis over the lease term.

On February 22, 2023, Focus Universal (Shenzhen) Technology Co. LTD entered into a thirty-six month commercial lease with a third party for an approximately 3,449 square foot office space. The lease commenced on March 31, 2023 and will end on February 28, 2026. The monthly rent is RMB35,246 (approximately $4,906) with approximately an 11.1% to 12.5% increase rate in each additional year. The incremental borrowing rate for a lease is the rate of interest the Company would have to pay on a collateralized basis to borrow an amount equal to the lease payments for the asset under similar term, which is 10%. Lease expense for the lease is recognized on a straight-line basis over the lease term.

Operating lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. As of December 31, 2024 and 2023, operating lease right-of use assets and lease liabilities were as follows:

	December 31, 2024	December 31, 2023
Operating lease right-of-use assets, net	$108,270	$201,048
Lease liabilities, current portion	$106,706	$90,172
Lease liabilities, less current portion	$8,114	$118,517

Lease term and discount rate:

	December 31, 2024	December 31, 2023
Weighted average remaining lease term:
Operating lease	1.08 to 1.25 years	2.08 to 2.25 years
Weighted average discount rate:
Operating lease	10%	10%

The minimum future lease payments are as follows:

Amount
Year ending December 31, 2025	$111,065
Year ending December 31, 2026	8,215
Total minimum lease payment	119,280
Less: imputed interest	(4,460)
Present value of future minimum lease payments	$114,820

Short-term leases

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

Note 9 – Stockholders’ Equity

Stock Dividend

On March 23, 2023, the Company issued 2,159,216 shares of common stock as a dividend to its shareholders for a stock dividend of one share of common stock for every two shares of common stock issued and outstanding .

The Company followed paragraph ASC 505-20-25 in treating its stock dividend as a stock split due to the stock dividend being greater than 25% of the shares then outstanding. The Company adhered to paragraph ASC 260-10-55-12, and retroactively adjusted the common shares outstanding and its statement of stockholders’ equity for all presented periods to incorporate the alteration in capital structure.

Common stock

On September 15, 2024, the Company entered into a placement agency agreement (the “Placement Agency Agreement”), with Univest Securities, LLC (the “Placement Agent”). Pursuant to the Placement Agency Agreement, the Placement Agent agrees to use its reasonable best efforts to sell the Company’s common stock, par value $0.001 per share (the “Common Stock”) in a registered direct offering (the “Offering”). In the Offering, an aggregate of 375,000 shares of Common Stock (the “Common Shares”) of the Company will be sold to a certain institutional purchaser, pursuant to a securities purchase agreement, dated September 15, 2024 (the “Securities Purchase Agreement”). The purchase price of each Common Share was $3.20. The net proceeds from the Offering, after deducting placement agent discounts, commissions, and estimated offering expenses payable by the Company, was approximately $1,086,000.

On September 18, 2024, the Company completed the sale of 430,000 shares of Common Stock (the “Shares”) in a private placement to certain eligible investors for an aggregate purchase price of $1,290,000, or $3.00 per share (the “Private Placement”). As part of the offering, Dr. Desheng Wang, Chief Executive Officer, Secretary, and Director of the Company, and Dr. Edward Lee, Chairman of the Board of the Company entered into a Subscription Agreements pursuant to which the Company agreed to issue and sell 100,000 shares of the Company’s Common Stock for $300,000 in cash to each of these individuals (for an aggregate sale of 200,000 shares for proceeds of $600,000 in cash.) The Subscription Agreements contain customary representations and warranties and was exempt from registration under Section 4(a)(2) of the Securities Act. The Company determined that the officer and director were granted an inherent compensation/benefit since the trading price at the issuance date was $4.70. As such, the Company recorded stock compensation cost of $340,000 related to the issuance of these shares during the year ended December 31, 2024.

On November 16, 2024, the Company entered into a securities purchase agreement with Alumni Capital LP (“Alumni Capital”) relating to the offer and sale of 200,000 shares of Common Stock (the “Common Stock”), par value $0.001 per share, offered by a prospectus supplement and accompanying prospectus. Pursuant to the securities purchase agreement with Alumni Capital, the Company may offer and sell up to $20,000,000 in shares of its Common Stock, from time to time at a purchase price of 91% of the previous 5 Business Days’ VWAP, as defined in the agreement. The Company has also agreed to pay Alumni Capital an upfront commitment fee in shares of Common Stock equal to 1.25% of the full $20,000,000 commitment amount, as defined in the agreement, which shall count towards the life of the securities purchase agreement, divided by the VWAP for the trading day immediately prior to the shares being issued. The Company issued 105,175 shares of common stock valued at $250,000 to Alumni Capital which was recorded as a finance cost during the year ended December 31, 2024.

On January 31, 2025, we effected a 10 for 1 reverse stock split of the Company’s authorized stock, and issued and outstanding shares of Common Stock by filing a Certificate of Change pursuant to pursuant to Nevada Revised Statutes (“NRS”) Section 78.209. As a result of the reverse split, the Company is authorized to issue 15,000,000 common shares (the Company’s authorized common shares were reduced in the same ratio (10-for-1) as its outstanding Common Stock shares were reduced). All share and per share amounts were retroactively adjusted to reflect this split as if it occurred at the earliest period presented.

Treasury stock

On August 10, 2022, the Company entered a stock purchase agreement (the “Stock Purchase Agreement”) with a private shareholder to repurchase 60,000 shares of its common stock for $2,000,000. The private shareholder transferred the shares on October 4, 2022, which the Company placed in treasury; and on October 6, 2022, the Company wired the first $1,000,000 of the purchase price. Subsequently, on July 14, 2023, the Company entered into an amendment to the Stock Purchase Agreement that increased the number of shares of its common stock the Company would purchase to 130,000 shares and revised the total purchase price of the shares to $1,965,000 resulting in a $35,000 change in our obligation to purchase Treasury stock. The remaining $965,000 was paid on July 14, 2023. Upon receipt of the additional 90,000 shares, the Company also placed them in treasury. As of January 17, 2023, the Company retired the initial 60,000 shares and restored them to the status of authorized and unissued shares.

On June 11, 2024, the Company retired 3,000 shares with a cost of $48,362 and restored them to the status of authorized and unissued shares.

As part of the Company’s repurchase program, during the year ended December 31, 2023 the Company repurchased 26,304 shares of its common stock for $464,486 in the public market at average price of $1.77 and placed them in treasury. During the year 2024, the Company repurchased 243,304 shares of its common stock for $669,906 in the public market at average price of $2.78 and placed them in treasury. As of December 31, 2024, 348,968 shares remain as treasury shares.

Employee compensation

In prior years, the Company entered into several employment agreements that require the issuance of common shares for services that vest on a quarterly basis. During the year ended December 31, 2023, an aggregate of 4,146 shares with a fair value of $74,473 vested during the period and were recognized as compensation costs. During the year ended December 31, 2024, an aggregate of 9,011 shares with a fair value of $59,953 vested during the period and were recognized as compensation costs. During the year ending December 31, 2024, 7,494 shares with a fair value of $108,856 that previously vested were issued. As of December 31, 2024, 5,681 shares of common stock with a fair value of $25,573 remain vested but not issued.

On February 11, 2022 (the “Vesting Date”), the Company entered into a restricted stock award agreements (the “Award Agreement”) with eight employees for 28,000 shares of the Company’s common stock subject to the terms and to the fulfillment of the conditions set forth in the Company’s equity incentive plan. The first 20% of the restricted shares were granted and vested on February 11, 2022. An additional 20% of the restricted shares will vest on each anniversary of the Vesting Date until the fourth anniversary of the Vesting Date. The initial fair value of the awards on the date of grant was determined to be $2,942,800 which is being amortized over the 5 year vesting period. During the year ended December 31, 2023, the Company amortized $357,340 leaving an unamortized balance of $1,072,020 at December 31, 2023. During the year ended December 31, 2024 the Company amortized $357,340 of this amount leaving an unamortized balance of $714,680 at December 31, 2024. As of December 31, 2024, 20,400 of the shares had been vested.

Stock options

On December 30, 2022, each member of the Board was granted 22,500 options to purchase shares at $4.27 per share with a fair value of $533,611 at the date of grant. These shares fully vested during 2023.

On January 2, 2024, each member of the Board was granted 2,250 options to purchase shares at $15.00 per share with a fair value of $29,595. The options vest monthly over 1 year, and may be exercised during a 10-year term. In the aggregate, 11,250 options were granted with a fair value of $147,975. During the year ended December 31, 2024, the Company recognized $147,975 of compensation cost relating to the vesting of these options.

For the years ended December 31, 2024 and 2023, the Company’s stock option compensation expenses amounted to $147,975 and $515,490, respectively.

The fair value of the stock options issued during the periods was determined using the Black-Scholes option pricing model with the following assumptions:

December 31, 2024
Risk-free interest rate	3.94%
Expected life of the options	5.5 years
Expected volatility	126.73%
Expected dividend yield	0%

The following is a summary of options activity from December 31, 2022 to December 31, 2024:

	Number of Options	Weighted average exercise price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2022	61,506	$59.34	8.04	–
Granted	–	$–	–	–
Exercised	(7,881)	$35.88	–	–
Cancelled or forfeited	(2,238)	$42.70	–	–
Outstanding at December 31, 2023	51,387	$40.55	7.25	–
Granted	11,250	$15.00	–	–
Exercised	–	$–	–	–
Cancelled or forfeited	–	$–	–	–
Outstanding at December 31, 2024	62,637	$35.96	6.74	–
Exercisable at December 31, 2024	62,637	$35.96	6.74	–

Note 10 – Discontinued Operation

On August 5, 2024, the Company and the segment manager of AT Tech Systems LLC reached a tentative oral agreement to terminate his employment and the employment of his two direct report team members. The Company discontinued operations of AT Tech Systems on August 21, 2024, with a termination cost of $22,000.

The carrying amount of assets and liabilities of discontinued operations as of December 31, 2024 and 2023 consist of the following:

	December 31,	December 31,
	2024	2023

Current assets of discontinued operations:
Accounts receivable, net	$–	$150,870
Prepaid expenses	–	8,427
Total current assets of discontinued operations	$–	$159,297

Current liabilities of discontinued operations:
Accounts payable and accrued liabilities	$–	$47,505
Other current liabilities	–	59,092
Total current liabilities of discontinued operations	$–	$106,597

The loss from discontinued operations presented in the statement of operations for the years ended December 31, 2024 and 2023 as follows:

	For the Years Ended December 31,
	2024	2023
Revenue	$50,772	$611,655
Cost of Revenue	241,327	577,529
Gross Profit (loss)	(190,555)	34,126

Operating Expenses:
Selling expense	9,834	22,232
General and administrative	81,375	22,915
Total Operating Expenses	91,209	45,147

Loss from Operations	(281,764)	(11,021)

Other Income:
Other income, net	3,501	3,114
Total other income, net	3,501	3,114

Net Loss	$(278,263)	$(7,907)

Total operating cash flows from discontinued operations were $52,700 and $(52,700), respectively, for the years ended December 31, 2024 and 2023, respectively.

Note 11 –  Segment reporting

The Company currently has two operating segments. In accordance with ASC 280, Segment Reporting (“ASC 280”), the Company considers operating segments to be components of the Company’s business for which separate financial information is available and evaluated regularly by Management in deciding how to allocate resources and to assess performance. Management reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. Accordingly, the Company has determined that it has two operating and reportable segments. The Company consists of two types of operations. (1) AVX and Smart AVX (inclusive of the smart IoT Products sales under Smart AVX) cooperatively run our “LED and IoT Installation Services” segment, which handles our LED and IoT installation and management business specializing in high performance and easy to use LED and display systems, audio/video systems, home theaters, lighting control, automation, and integration. This includes the Focus and Focus Shenzhen collectively operate our “Corporate and R&D” segment focused on R&D development for the IoT, which involves the non-specific financing, executive expense, operations and investor relations of our public entity, and the general shared management and costs across the Company’s subsidiaries that spread across all functional categories and research and development of these IoT technology products and of our smart products into the commercial and home automation sectors. (2) Perfecular and Lusher jointly operate the SEC Financial Software segment, which involves the development, marketing, and production of our SEC Financial Reporting AI-Driven Automation Software package and also includes our universal smart instruments and devices in the hydroponic and controlled agriculture segments.

Asset information by operating segment is not presented as the chief operating decision maker does not review this information by segment. The reporting segments follow the same accounting policies used in the preparation of the Company’s consolidated financial statements. The management team reviews financial information on a consolidated level and allocates resources based on net loss, which also serves as the key metric for evaluating financial performance.

The following tables summarize the financial information of each operating segment of the Company for the year ended December 31, 2024:

	For the Year ended December 31, 2024
	Perfecular & Lusher	Corporate & IoT	Total
Revenue	$26,052	$372,085	$398,137
Cost of revenue	39,772	348,164	387,936
Gross profit (loss)	(13,720)	23,921	10,201

Operating expenses
Selling expense	24,866	75,323	100,189
Compensation – officers and directors	–	951,845	951,845
Research and development	213,487	1,168,450	1,381,937
Professional fees	–	1,660,590	1,660,590
General and administrative	19,866	2,096,025	2,115,891
Total operating expense	258,219	5,952,233	6,210,452

Loss from operations	(271,939)	(5,928,312)	(6,200,251)

Total other income	1,329	3,277,047	3,278,376

Loss from discontinued operations, net of tax	–	(278,263)	(278,263)

Net loss	$(270,610)	$(2,929,528)	$(3,200,138)

The following tables summarize the financial information of each operating segment of the Company for the year ended December 31, 2023:

	For the Year ended December 31, 2023
	Perfecular & Lusher	Corporate & IoT	Total
Revenue	$44,147	$396,396	$440,543
Cost of revenue	36,424	344,460	380,884
Gross profit	7,723	51,936	59,659

Operating expenses
Selling expense	22,407	96,355	118,762
Compensation – officers and directors	–	1,082,775	1,082,775
Research and development	212,037	1,112,401	1,324,438
Professional fees	–	767,606	767,606
General and administrative	17,101	1,700,763	1,717,864
Total operating expense	251,545	4,759,900	5,011,445

Loss from operations	(243,822)	(4,707,964)	(4,951,786)

Total other income	4,028	237,523	241,551

Loss from discontinued operations, net of tax	–	(7,907)	(7,907)

Net loss	$(239,794)	$(4,478,348)	$(4,718,142)

Note 12 – Contingencies

Pending Litigation

On or about April 13, 2020, Ian Patterson, the Chief Operations Officer of AVX resigned from his position. On May 5, 2020, Mr. Patterson filed an action in the Superior Court for the County of Los Angeles, State of California, against the company, et al. The complaint alleges claims including discrimination, wrongful termination, retaliation and various other provisions of the California Labor Code, and various other claims under California state law. The complaint seeks unspecified economic and non-economic losses, as well as attorneys’ fees. We have conducted written discovery, depositions, and expert discovery. We have a motion for summary judgment set to be heard on June 17, 2025. Trial for this matter is set for August 6, 2025. AVX intends to vigorously contest this matter. Further, AVX disputes that the other defendants are proper parties to the litigation. However, litigation and investigations are inherently uncertain, but the outcome could have a material impact on the Company.

Similarly, on or about April 14, 2020, Devesa Sarria, the Sales and Marketing Director, was terminated. On May 13, 2020, she filed an action in the Superior Court for the County of Los Angeles, State of California. The Complaint alleges claims including discrimination, wrongful termination, retaliation and various other provisions of the California Labor Code, and various other claims under California state law. The complaint seeks unspecified economic and non-economic losses, as well as attorneys’ fees. We have conducted written discovery, depositions, and expert discovery. Trial for this matter is set for August 13, 2025. AVX intends to vigorously contest this matter. Further, AVX disputes that the other defendants are proper parties to the litigation. However, litigation and investigations are inherently uncertain, but the outcome could have a material impact on the Company.

On August 26, 2024, a former software engineer filed an action against Perfecular Inc., a wholly owned subsidiary of the Company, in the Superior Court for the County of San Bernardino, State of California alleging wrongful termination and other violations of the California Labor Code. The complaint seeks unspecified economic and non-economic losses, as well as attorneys’ fees. The Company is investigating and intends to vigorously defend itself in the foregoing matters. The case has currently been stayed until a status conference on September 17, 2025, which is when the expected trial date will be set. However, litigation and investigations are inherently uncertain. The Company does possess EPLI insurance, and the legal team as selected by the insurance company is currently handling the matter.  The Company vigorously disputes these allegations.

On October 28, 2024, MGR Real Estate, Inc. a California corporation, filed an action in the Superior Court of the State of California, County of San Bernardino, against the Company. The complaint alleges a variety of things including breach of contract and declaratory relief. The complaint is in connection with a listing agreement executed between the Company and the plaintiff, which plaintiff alleges gave it exclusive rights to list and sale the property located at 2311 E. Locust St., Ontario, CA 91761 (the “Premises”). The complaint seeks damages in a minimum amount of $373,025, plus interest at a rate of 10% per annum. The Company is negotiating a resolution and if such resolution falls through then the Company intends to contest this matter. Management believes it has made a provision for the probable settlement of the outcome in these financial statements. However, since litigation and investigations are inherently uncertain, the outcome may have a material impact on the Company.

Note 13 – Income taxes

The United States of America

The Company is subject to taxation in the United States and certain state jurisdictions. The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 21% to the net loss before provision for income taxes. Accordingly, the Company reevaluated its deferred tax assets on net operating loss carryforward in the U.S. As of December 31, 2024, due to uncertainties surrounding future utilization, the Company recorded a full valuation allowance against the deferred tax assets based upon management’s assessment as to their realization.

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

A reconciliation of the federal statutory income tax to our effective income tax is as follows:

	2024	2023
Federal statutory rates	$(691,000)	$(991,000)
State income taxes	(146,000)	(313,000)
Foreign income taxes	(66,000)	(46,000)
Permanent differences	–	–
Valuation allowance against net deferred tax assets	903,000	1,350,000
Effective rate	$–	$–

The tax effect of temporary differences that give rise to a significant portion of the deferred tax assets and liabilities at December 31, 2024 and 2023 is presented below:

	2024	2023
Deferred income tax asset
Net operating loss carryforwards	$7,514,325	$6,612,282
Interest	45,128	43,872
Total deferred income tax asset	7,559,453	6,656,154
Less: valuation allowance	(7,559,453)	(6,656,154)
Total deferred income tax asset	$–	$–

The Company recognizes valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company’s net deferred income tax asset is not more likely than not to be realized due to the lack of sufficient sources of future taxable income and cumulative losses that have resulted over the years. During the year ended December 31, 2024 the valuation allowance increased by $420,448.

As of December 31, 2024, we had cumulative net operating loss carryforwards for federal and state income tax purposes of $24,547,667, and available tax credit carryforwards of approximately $4,701,230 for federal income tax purposes, which can be carried forward to offset future taxable income. The federal net operating loss carryforwards consists of $20,736,041 of losses incurred prior to January 1, 2024 and which can be used to offset 100% of future taxable income and, $1,650,773 of losses incurred after January 1, 2024, which can be used to offset up to 80% of taxable income in subsequent years.

Note 14 – Subsequent Events

On January 28, 2025, the Company filed a Certificate Change pursuant to Nevada Revised Statutes (“NRS”) 78.209 with the Secretary of State of the State of Nevada to effect a 1-for-10 reverse stock split of the Company’s (i) authorized common stock shares and (ii) issued and outstanding common stock shares. The reverse stock split became effective on January 31, 2025. All common stock shares, options, warrants and securities convertible or exercisable into common stock shares have been adjusted to give retroactive effect to this reverse stock split for all periods presented.

An additional 65,947 common stock shares were included in the Company’s issued and outstanding shares as a result of rounding-up fractional shares into whole shares as a result of the reverse stock split.

On February 20, 2025, the Company received formal written confirmation from The Nasdaq Stock Market, LLC ("Nasdaq"), confirming that Nasdaq has determined that for the last 13 consecutive business days, from January 31, 2025, to February 19, 2025, the closing bid price of the Company's shares has been at $1.00 per share or greater. Accordingly, the Company has regained compliance with Listing Rule 5550(a)(2). The Company has regained compliance with Nasdaq's minimum bid price requirement, noting that this matter is now closed.

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

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors or mistakes or intentional circumvention of the established process. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process.

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

As of December 31, 2024, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework of 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation under this framework, our management concluded that as of December 31, 2024, our internal control over financial reporting was not effective because of the following material weaknesses:

•	Due to our small number of employees and resources, we have limited segregation of duties, as a result of which there is insufficient independent review of duties performed.

•	Due to our small number of employees and resources, we have limited segregation of duties, as a result of which do not have the ability to implement internal controls over the granting of access to our IT environment.

•	As a result of the limited number of accounting personnel, we rely on inexperienced staff and outside consultants for the preparation of our financial reports, including tax preparation, which could require adjustments and lead to overlooking items requiring disclosure. As a result, we had ineffective controls over our financial statement closing and reporting process.

•	As a result of the Company’s limited financial and personnel resources, there may be difficulties in timely analyzing and identifying potential operational and disclosure transactions within management and to comply with financial reporting regulations.

We are working to remediate the deficiencies and material weaknesses. Our remediation efforts are ongoing, and we will continue our initiatives to implement and document policies, procedures, and internal controls. We have taken steps to enhance our internal control environment and plan to take additional steps to remediate the deficiencies and address material weaknesses.  In addition, we continue to evaluate, remediate and improve our internal control over financial reporting, executive management may elect to implement additional measures to address control deficiencies or may determine that the remediation efforts described above require modification. Executive management, in consultation with and at the direction of our Audit Committee, will continue to assess the control environment and the above-mentioned efforts to remediate the underlying causes of the identified material weaknesses.

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

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the period ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION

During the quarter ended December 31, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers, directors and significant employees as of the date of this report:

Name	Position	Age
Dr. Edward Lee*	Director and Chairman	62
Dr. Desheng Wang**	Chief Executive Officer, Secretary, and Director	61
Irving Kau******	Chief Financial Officer	50
Michael Pope****	Director (1)	45
Carine Clark****	Director (1)	62
Sean Warren*****	Director (1)	54

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

Corporate Governance

Our Board of Directors currently consists of five members. Our Chairperson of the Board of Directors is Dr. Edward Lee. Dr. Edward Lee and Dr. Desheng Wang are the two members of our Board of Directors who are not independent directors. Michael Pope, Sean Warren, and Carine Clark are the three members of our Board of Directors who are independent directors.

Director Attendance at Meetings

Our Board of Directors conducts its business through meetings, both in person and telephonic, and by actions taken by written consent in lieu of meetings. During the year ended December 31, 2024, our Board of Directors held four meetings. All directors attended at least 75% of the meetings of our Board of Directors and of the committees of our Board of Directors on which they served during 2024.

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

The current members of the Audit Committee are directors Michael Pope, the Chairperson of the Audit Committee, Ms. Carine Clark, and Mr. Sean Warren, all of whom have been determined by the Board of Directors to be independent under the NASDAQ listing standards and rules adopted by the SEC applicable to audit committee members. The Board of Directors has determined that Mr. Michael Pope qualifies as an “audit committee financial expert” under the rules adopted by the SEC and the Sarbanes-Oxley Act. The Audit Committee met four times during 2024.

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

The Compensation Committee currently consists of directors Ms. Carine Clark, Mr. Sean Warren, and Mr. Michael Pope. Ms. Carine Clark is the Chairperson of the Compensation Committee. Each of the Compensation Committee members has been determined by the Board of Directors to be independent under NASDAQ listing standards applicable to compensation committee members. The Compensation Committee met four times during 2024.

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

The Nominating and Corporate Governance Committee currently consists of directors Mr. Sean Warren, who is the Chairperson of the committee, Mr. Michael Pope and Ms. Carine Clark. Each of the members of the Nominating and Corporate Governance Committee has been determined by the Board of Directors to be independent under NASDAQ listing standards. The Nominating and Corporate Governance Committee met four times in 2024.

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

Item 11: EXECUTIVE COMPENSATION

Compensation of Officers

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during 2024 and 2023 awarded to, earned by or paid to our executive officers.

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value & Non-qualified Deferred Compensation Earnings	All Other Compensation	Totals
Position	Year	($)*	($)	($)	($)	(S)	($)	($)	($)
Desheng Wang	2024	120,000	0	0	29,595	21,020	0	0	170,615
CEO, Secretary and Director	2023	122,308	0	0	85,845	21,020	0	0	229,173

Irving Kau	2024	200,000	0	0	0	4,741	0	0	204,741
Chief Financial Officer	2023	203,532	0	0	0	18,575	0	0	222,107

Narrative Disclosure Requirement for Summary Compensation Table

Compensation

Dr. Desheng Wang entered into an employment agreement with the Company whereby the Company agreed to pay Dr. Wang a salary of $120,000 per year, payable monthly, for his services as Chief Executive Officer, effective as of November 1, 2018. We have not provided our other named executive officers with perquisites or other personal benefits. Irving Kau was appointed as the Company’s Chief Financial Officer on November 18, 2022. Mr. Kau has executed and employment agreement with the Company, dated November 3, 2021, for the provision of services as VP of Finance. Mr. Kau’s employment agreement included a salary and certain equity incentive. Mr. Kau would receive up to 1,500 shares of the Company’s common stock per year, vesting in 4 installments of 375 shares at the end of each calendar quarter, provided that certain metrics are achieved. No other officer or director has formally entered into any compensation arrangement for services provided under consulting agreements or employment agreements.

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

Directors’ Compensation

The persons who served as affiliated members of our Board of Directors, including executive officers, did not receive any cash compensation for services as directors in 2023 or 2024. As of the date of this report, no director has formally entered into any compensation arrangement for services provided under consulting agreements or employment agreements.

As of the date of this annual report, all directors have been issued 2,250 options per person pursuant to our 2018 Stock Option Plan and such options will vest over a period of one year. In 2024 and 2023, all independent directors were paid $40,000 cash.

Option Exercises and Stock Vested

On December 17, 2018, the Company adopted the 2018 Stock Option Plan (the “2018 Stock Option Plan”) whereby the Company reserved for issuance 100,000 shares of common stock and agreed that such shares shall, when issued and paid for in accordance with the provisions of the 2018 Stock Option Plan, constitute validly issued, fully paid and non-assessable shares of common stock.

Pension Benefits and Nonqualified Deferred Compensation

The Company does not maintain any qualified retirement plans or non-nonqualified deferred compensation plans for its employees or directors.

Director and Executive Officer Outstanding Equity Awards at Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding as of December 31, 2024.

Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned	Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not
Name	Exercisable	Unexercisable	Options (#)	($)	Date	(#)	Vested	Vested	Vested
Edward Lee - Chairman	4,500	–	–	38.00	August 6, 2029	–	–	–	–
	2,250	–	–	20.00	December 10, 2030	–	–	–	–
	2,250	–	–	59.10	December 30, 2031	–	–	–	–
	2,250	–	–	42.70	December 30, 2032	–	–	–	–
	2,250	–	–	14.90	December 31, 2033	–	–	–	–
	2,250	–	–	4.75	December 31, 2034	–	–	–	–
Desheng Wang - CEO, Secretary	4,500	–	–	38.00	August 6, 2029	–	–	–	–
	2,250	–	–	20.00	December 10, 2030	–	–	–	–
	2,250	–	–	59.10	December 30, 2031	–	–	–	–
	2,250	–	–	42.70	December 30, 2032	–	–	–	–
	2,250	–	–	14.90	December 31, 2033	–	–	–	–
	2,250	–	–	4.75	December 31, 2034	–	–	–	–
Irving Kau - CFO		–	–	–	–	–	–	–	–
Michael Pope	938	–	–	59.10	December 30, 2031	–	–	–	–
	2,250	–	–	42.70	December 30, 2032	–	–	–	–
	2,250	–	–	14.90	December 31, 2033	–	–	–	–
	2,250	–	–	4.75	December 31, 2034	–	–	–	–
Carine Clark	4,500	–	–	38.00	August 6, 2029	–	–	–	–
	2,250	–	–	20.00	December 10, 2030	–	–	–	–
	2,250	–	–	59.10	December 30, 2031	–	–	–	–
	2,250	–	–	42.70	December 30, 2032	–	–	–	–
	2,250	–	–	14.90	December 31, 2033	–	–	–	–
	2,250	–	–	4.75	December 31, 2034	–	–	–	–
Sean Warren	2,250	–	–	42.70	December 30, 2032	–	–	–	–
	2,250	–	–	14.90	December 31, 2033	–	–	–	–
	2,250	–	–	4.75	December 31, 2034	–	–	–	–

Narrative Disclosure Requirement Regarding Awards of Options

The information required by this Item is incorporated by reference to the sections of our 2025 Proxy Statement.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of December 31, 2024: (i) by each of our directors, (ii) by each of the Named Executive Officers, (iii) by all of our executive officers and directors as a group, and (iv) by each person or entity known by us to beneficially own more than five percent (5%) of any class of our outstanding shares. As of December 31, 2024, there were 7,153,647 shares of our common stock outstanding:

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Beneficial Ownership %

Common	Desheng Wang, CEO, and Director	2,262,800	32%

Common	Edward Lee, Chairman and Director	1,202,250	16.8%

Common	Yan Chen	442,035	6.2%

Common	Michael Pope	7,920	*

Common	Irving Kau	3,600	*

Common	Carine Clark	15,750	*

Common	Sean Warren	6,750	*

 *Less than 1%

(1) Applicable percentage of ownership is based on 7,153,647 shares of common stock outstanding on December 31, 2024.

Percentage ownership is determined based on shares owned together with securities exercisable or convertible into shares of common stock within 60 days of December 31, 2024, for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2024, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Our common stock is our only issued and outstanding class of securities eligible to vote.

As of December 31, 2024, there were 3,965,065 shares of common stock outstanding owned or exercisable by our officers and directors.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Consulting services provided by the President, Chief Executive Officer, Secretary, Treasurer and Chief Financial Officer for the years ended December 31, 2024 and 2023 were as follows:

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023

President	$0	$0
Chief Executive Officer, Secretary and Treasurer	141,000	143,328
Chief Financial Officer	204,740	231,395
	$345,740	$374,723

Director Independence

A director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Our director Edward Lee is also our Chairman; our director Desheng Wang is also our Chief Executive Officer. The rest of our directors are independent directors.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

On January 19, 2023, we changed our independent auditor to Reliant CPA PC (the “Former Auditor”). On January 12, 2024, the Company notified the Former Auditor that the Company is dismissing it as the independent registered public accounting firm of the Company. On January 5, 2024, the Company engaged Weinberg & Company, P.A. (the “New Auditor”) as its independent PCAOB registered public accounting firm for the Company’s fiscal year ended December 31, 2023 and 2024. The recommendation to engage the New Auditor as the Company’s independent registered public accounting firm was approved by the Company’s Audit Committee and the Company’s Board of Directors as it being in the best interests of the Company.

For the years ended December 31, 2024 and 2023, we incurred fees as discussed below:

	Year ended December 31, 2024		Year ended December 31, 2023

Audit fees		$169,595		$92,000
Audit – related fees	$	Nil	$	Nil
Tax fees	$	Nil	$	Nil
All other fees	$	Nil	$	Nil

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

PART IV

Item 15. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
3.1(a)	Articles of Incorporation of Focus Universal Inc., as filed with the SEC on December 26, 2013.
3.1(b)	Amended and Restated Articles of Incorporation of Focus Universal Inc., filed with the Secretary of State of the State of Nevada on December 13, 2024, as filed with the SEC on December 18, 2024 (incorporated by reference to Exhibit 3.1 of Form 8-K filed on December 18, 2024).
3.1(c)	Certificate of Change filed with the Nevada Secretary of State on January 28, 2025, as filed with the SEC on January 29, 2025 (incorporated by reference to Exhibit 3.1 of Form 8-K filed on January 29, 2025.)
3.2	Amended and Restated Bylaws, as filed with the SEC on October 22, 2019.
10.1	2018 Equity Incentive Plan, as filed with the SEC on December 28, 2018.
10.7(a)	Employment Agreement by and between the Company and Irving Kau, dated November 3, 2021, as filed with the SEC on March 31, 2023.
10.7(b)	Amendment to I. Kau Employment Agreement, dated November 3, 2022, as filed with the SEC on March 31, 2023 (previously mislabeled as Exhibit 10.8).
10.8	Promissory Note with Chase Bank, dated March 10, 2021 for $108,750 SBA Loan, as filed with the SEC on March 23, 2021.
10.9	Secured Promissory Note with East West Bank, dated January 8, 2021 for $1,500,000, as filed with the SEC on March 23, 2021.
10.10	Loan Agreement with Golden Sunrise Investment LLC, dated March 15, 2021 for $1,500,000, as filed with the SEC on March 23, 2021.
10.11	Company Guarantee Agreement with Golden Sunrise Investment LLC, dated March 15, 2021, as filed with the SEC on March 23, 2021.
10.12	Secured Promissory Note with Golden Sunrise Investment LLC, dated March 15, 2021 for $1,500,000, as filed with the SEC on March 23, 2021.
10.13	At the Market Sales Agreement, dated December 9, 2022, with Sutter Securities, as filed with the SEC on December 12, 2022 (previously mislabeled as Exhibit 10.1).
10.14	Asset Purchase Agreement, dated December 19, 2022 with AT Tech Systems, as filed with the SEC on March 31, 2023 (previously mislabeled as Exhibit 10.10).
10.15	Articles of Organization of Lusher Bioscientific, LLC, as filed with the SEC on March 31, 2023 (previously mislabeled as Exhibit 10.11).
10.16	Bylaws of Lusher Bioscientific, as filed with the SEC on March 31, 2023 (previously mislabeled as Exhibit 10.12).
10.17	Articles of Organization of AT Tech Systems, LLC, as filed with the SEC on March 31, 2023 (previously mislabeled as Exhibit 10.13).
10.18	Operating Agreement of AT Tech Systems, LLC, as filed with the SEC on March 31, 2023 (previously mislabeled as Exhibit 10.14.).
10.19	Loan Agreement with Ziling Gao dated January 4, 2024, as filed with the SEC on December 31, 2023 (previously mislabeled as Exhibit 10.15).
10.20	Standard Offer for Purchase of Real Estate with 620Magnolia LLC dated February 15, 2024, as filed with the SEC on February 27, 2024 (previously mislabeled as Exhibit 10.1).
10.21	Guaranty of Lease with 620Magnolia LLC dated February 22, 2024, as filed with the SEC on February 27, 2024 (previously mislabeled as Exhibit 10.2).
10.22	Lease Agreement with 620Magnolia LLC dated February 22, 2024, as filed with the SEC on February 27, 2024 (previously mislabeled as Exhibit 10.3).
10.23	Rent Adjustment(s) with 620 Magnolia LLC, as filed with the SEC on February 27, 2024 (previously mislabeled as Exhibit 10.4).
10.24	Standard Offer, Agreement, and Escrow Instructions with Silver Music LLC dated May 7, 2024, as filed with the SEC on July 8, 2024 (previously mislabeled as Exhibit 10.1).
10.25	Standard Industrial/Commercial Single-Tenant Lease with Veena Asset Management LLC dated July 8, 2024, as filed with the SEC on July 8, 2024 (previously mislabeled as Exhibit 10.2).
10.26	Form of Placement Agency Agreement with Univest Securities, LLC, dated September 15, 2024, as filed with the SEC on September 15, 2024 (previously mislabeled as Exhibit 10.1).
10.27	Form of Securities Purchase Agreement with certain Purchasers, dated September 15, 2024, as filed with the SEC on September 15, 2024 (previously mislabeled as Exhibit 10.2).
10.28	Securities Purchase Agreement dated November 16, 2024 with Alumni Capital LP., as filed with the SEC on November 16, 2024 (previously mislabeled as Exhibit 10.1).
19	Insider Trading Policy
21.1	List of Subsidiaries, as filed with the SEC on April 1, 2024.
23.1	Consent of Weinberg & Company P.A.
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
97.0	Policy for the Recovery of Erroneously Awarded Compensation, as filed with the SEC on April 1, 2024.
99.1	Press Release by Focus Universal Inc. dated January 29, 2025 (incorporated by reference to Exhibit 99.1 of Form 8-K filed on January 29, 2025).
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)**
101.SCH	Inline XBRL Taxonomy Extension Schema Document**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document**
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 28, 2025

FOCUS UNIVERSAL INC.

By:	/s/ Desheng Wang
Desheng Wang
Chief Executive Officer, Secretary, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Desheng Wang	Chief Executive Officer, Secretary and Director	February 28, 2025
Desheng Wang

Focus Universal Inc., a Nevada corporation

/s/ Desheng Wang

By Desheng Wang, its CEO

