Form 10-Q
period 2025-03-31
FOCUS UNIVERSAL INC.
filed 2025-05-07
CIK 1590418

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-40770

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

As of May 7, 2025, registrant had 7,124,013 shares outstanding of the registrant's common stock at a par value of $0.001 per share.

FORM 10-Q

FOCUS UNIVERSAL INC.

2

PART I.  FINANCIAL INFORMATION

References in this document to “us,” “we,” or “Company” refer to Focus Universal Inc.

ITEM 1.  FINANCIAL STATEMENTS

FOCUS UNIVERSAL INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOCUS UNIVERSAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current Assets:
Cash	$2,195,600	$3,589,318
Accounts receivable, net	9,983	5,584
Inventories, net	64,047	126,071
Prepaid expenses	146,248	100,730
Marketable securities	21,668	24,660
Deposits – current portion	65,333	–
Total Current Assets	2,502,879	3,846,363

Property and equipment, net	78,666	60,485
Operating lease right-of-use asset	85,862	108,270
Deposits	–	65,195

Total Assets	$2,667,407	$4,080,313

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$706,654	$702,065
Other current liabilities	19,363	68,204
Lease liability, current portion	43,241	106,706
Total Current Liabilities	769,258	876,975

Non-Current Liabilities:
Lease liability, less current portion	–	8,114
Total Non-Current Liabilities	–	8,114

Total Liabilities	769,258	885,089

Contingencies	–	–

Stockholders' Equity:
Common stock, par value $0.001 per share, 15,000,000 shares authorized; 7,472,981 and 7,153,647 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	7,473	7,154
Treasury stock at cost (380,638 and 348,968 shares held at March 31, 2025 and December 31, 2024, respectively)	(1,200,167)	(1,055,592)
Additional paid-in capital	30,138,792	30,025,587
Shares to be issued, common shares	17,295	25,573
Accumulated deficit	(27,033,686)	(25,782,308)
Accumulated other comprehensive loss	(31,558)	(25,190)
Total Stockholders' Equity	1,898,149	3,195,224

Total Liabilities and Stockholders' Equity	$2,667,407	$4,080,313

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOCUS UNIVERSAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended March 31,
	2025	2024
Revenue	$190,255	$179,505

Cost of revenue	159,711	89,206

Gross Profit	30,544	90,299

Operating Expenses
Selling expense	48,980	39,285
Compensation - officers and directors	125,387	56,793
Research and development	372,258	343,277
Professional fees	472,991	352,611
General and administrative	282,455	512,239
Total Operating Expenses	1,302,071	1,304,205

Loss from Operations	(1,271,527)	(1,213,906)

Other Income (Expense):
Interest income (expense), net	21,888	(2,394)
Interest (expense) - related party	–	(33,000)
Unrealized loss on marketable equity securities	(2,992)	(1,475)
Rental income	–	41,145
Other income (expense), net	1,253	(1,204)
Total other income	20,149	3,072

Loss from continuing operations	(1,251,378)	(1,210,834)
Loss from discontinued operations, net of tax	–	(104,763)
Net Loss	$(1,251,378)	$(1,315,597)

Other comprehensive items
Foreign currency translation loss	(6,368)	(989)

Total comprehensive loss	$(1,257,746)	$(1,316,586)

Basic and fully diluted net loss per share:
Continuing operations	$(0.17)	$(0.19)
Discontinued operations	$–	$(0.01)
Net loss	$(0.17)	$(0.20)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	7,438,493	6,477,181

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOCUS UNIVERSAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(UNAUDITED)

	Common Stock		Treasury Stock	Additional Paid-In	Shares to be issued Common	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
Description	Shares	Amount	at Cost	Capital	Shares	Deficit	Loss	Equity
Balance – December 31, 2024	7,153,647	$7,154	$(1,055,592)	$30,025,587	$25,573	$(25,782,308)	$(25,190)	$3,195,224

Stock based compensation - options	–	–	–	10,284	–	–	–	10,284

Stock based compensation - shares	10,053	10	–	103,230	(8,278)	–	–	94,962

Purchase of treasury stock	–	–	(144,575)	–	–	–	–	(144,575)

Stock split rounding up	309,281	309	–	(309)	–	–	–	–

Other comprehensive income	–	–	–	–	–	–	(6,368)	(6,368)

Net income	–	–	–	–	–	(1,251,378)	–	(1,251,378)

Balance – March 31, 2025	7,472,983	$7,473	$(1,200,167)	$30,138,792	$17,295	$(27,033,686)	$(31,558)	$1,898,149

	Common Stock		Treasury Stock	Additional Paid-In	Shares to be issued Common	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
Description	Shares	Amount	at Cost	Capital	Shares	Deficit	Loss	Equity
Balance – December 31, 2023	6,477,182	$6,477	$(434,048)	$26,494,455	$74,476	$(22,582,170)	$(13,564)	$3,545,626

Stock based compensation - options	–	–	–	36,995	–	–	–	36,995

Stock based compensation - shares	–	–	–	–	94,910	–	–	94,910

Other comprehensive income	–	–	–	–	–	–	(989)	(989)

Net loss	–	–	–	–	–	(1,315,597)	–	(1,315,597)

Balance – March 31, 2024	6,477,182	$6,477	$(434,048)	$26,531,450	$169,386	$(23,897,767)	$(14,553)	$2,360,945

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOCUS UNIVERSAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net Loss	$(1,251,378)	$(1,315,597)
Adjustments to reconcile net loss to net cash from operating activities:
Bad debt expense	–	7,629
Depreciation expense	5,453	35,330
Unrealized loss on marketable equity securities	2,992	1,475
Stock-based compensation – shares	94,962	94,910
Stock based compensation – options	10,284	36,995
Changes in operating assets and liabilities:
Accounts receivable	(4,399)	(22,481)
Inventories	62,024	(125,286)
Other receivable	–	20,435
Prepaid expenses	(45,490)	(16,877)
Operating lease right-of-use asset	22,964	21,039
Accounts payable and accrued liabilities	3,457	270,590
Other current liabilities	(48,841)	68,957
Lease liabilities	(72,077)	(96,003)
Net cash flows used in operating activities from continuing operations	(1,220,049)	(1,018,884)
Net cash flows provided by operating activities from discontinued operations	–	126,795
Net cash flows used in operating activities	(1,220,049)	(892,089)

Cash flows from investing activities:
Purchase of property and equipment	(23,380)	(5,044)
Net cash flows used in investing activities	(23,380)	(5,044)

Cash flows from financing activities:
Proceeds from third party loan	–	300,000
Proceeds from related party loan	–	300,000
Repayment on third party loan	–	(50,000)
Purchases of treasury stock	(144,575)	–
Net cash flows provided by (used in) financing activities	(144,575)	550,000

Effect of exchange rate	(5,714)	(2,285)

Net change in cash	(1,393,718)	(349,418)

Cash beginning of period	3,589,318	428,254

Cash end of period	$2,195,600	$78,836

Supplemental cash flow disclosure:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$33,816

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOCUS UNIVERSAL INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(UNAUDITED)

Note 1 – Organization and Operations

Focus Universal Inc. (“Focus” or the “Company”) was incorporated under the laws of the State of Nevada on December 4, 2012. The Company is a universal smart instrument developer and manufacturer, headquartered in Ontario, California, specializing in the development and commercialization of novel and proprietary universal smart technologies and instruments. Focus Universal Inc. is also a provider of patented hardware and software design technologies for Internet of Things (“IoT”) and 5G. The Company has developed what it believes are five disruptive patented technology platforms with 28 patents and patents pending in various phases and 8 trademarks pending in various phases to solve what it believes are the major problems facing hardware and software design and production within the industry today. These technologies combined have the potential to reduce costs, product development timelines and energy usage while increasing range, speed, efficiency, and security of the IoT and 5G networks. The smartphone or other mobile device serves as the foundation, where the user can see the sensor readouts and together with the Ubiquitor device, performs the functions of multiple traditional scientific and engineering instruments. The Company believes this product could replace the traditional, wired stand-alone instruments at a fraction of their cost.

The Company has multiple subsidiaries, including Perfecular Inc. (“Perfecular”), AVX Design & Integration, Inc. (“AVX,” also doing business as Smart AVX (“Smart AVX”)), Focus Universal (Shenzhen) Technology Company LTD (“Focus Shenzhen”), Lusher Bioscientific, Inc. and Lusher, Inc. (together “Lusher”), and until August, 2024, AT Tech Systems LLC (“AT Tech LLC”), which activities’ have since been discontinued.

Perfecular, a wholly owned subsidiary of Focus, was founded in September 2009 and is headquartered in Ontario, California, and is engaged in designing certain digital sensor products and sells a broad selection of horticultural sensors and filters in North America and Europe.

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

On December 23, 2021, Focus Shenzhen was founded as a mainland China office for manufacturing procurement expertise and research and development support activities. Focus Shenzhen is designed to function as a branch office accessing high level ability to source products and build relationships with manufacturers in China and as a lower cost form of support, research and development as engineers abound in China.]

On January 5, 2022, the Company founded a wholly owned subsidiary named Lusher Bioscientific.

On April 30, 2024, the Company founded a wholly owned subsidiary named Lusher Inc. Lusher Inc. was founded to develop, market, and commercialize automation software, titled One Touch Financial, initially targeting the financial reporting software market sector.

AT Tech Systems was a subsidiary of Focus and specialized in commercial and industrial smart IoT installation projects in areas throughout Southern California. On August 5, 2024, the Company and the segment manager of AT Tech Systems LLC reached a tentative oral agreement to terminate his employment, and the employment of his two team members. The Company discontinued operations of AT Tech Systems on August 21, 2024, with a termination cost of $22,000 and is now presenting these operations as discontinued. (See Note 8)

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed financial statements of the Company for the three months ended March 31, 2025 and 2024 have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K for scaled disclosures for smaller reporting companies. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company’s financial position and results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2024 was derived from the audited financial statements included in the Company’s financial statements as of and for the years ended December 31, 2024 and 2023 contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on February 28, 2025. These financial statements should be read in conjunction with that report.

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

The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. Significant estimates in the accompanying financial statements include the assumptions impacting right-of use asset and lease liability, useful lives of property and equipment, allowance for doubtful accounts, inventory reserves, and the valuation allowance on deferred tax assets. The Company regularly evaluates its estimates and assumptions.

Allowance for doubtful accounts

The Company estimates an allowance for doubtful accounts based on historical collection trends and review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. As of March 31, 2025 and December 31, 2024, allowance for doubtful accounts amounted to $278,201 and $278,201, respectively.

Concentrations of Credit and Business Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company limits its exposure to credit loss by investing its cash with high credit quality financial institutions.

Major customers

For the three months ended of March 31, 2025 and 2024, the Company’s revenue received from the following companies were set out as below:

	Three months ended March 31,
	2025		2024
	Amount	% of Total Revenue	Amount	% of Total Revenue
Customer A	$101,831	54%	$–	–
Customer B	50,597	27%	–	–
Customer C	19,966	10%	–	–
Customer D	–	–	69,325	32%
Customer E	–	–	51,761	24%
Customer F	–	–	31,043	14%

As of March 31, 2025 and December 31, 2024, the Company’s accounts receivable from the following companies were set out as below:

	March 31, 2025		December 31, 2024
	Amount	% of Total Accounts Receivable	Amount	% of Total Accounts Receivable
Customer B	$9,983	100%	$–	–
Customer F	–	–	5,584	100%

Major vendors

Two major vendors accounted for more than 98% of our total purchases during the three months ended March 31, 2025 and no major vendor accounted more than 10% of total purchase during the three months ended March 31, 2024.

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

To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

•	Level 1: Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

•	Level 2: Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

•	Level 3: Pricing inputs that are generally unobservable inputs and not corroborated by market data.

The following table summarize financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024:

	March 31, 2025 (unaudited)
	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
Assets
Marketable securities:
Stock	$21,668	$–	$–	$21,668
Total assets measured at fair value	$21,668	$–	$–	$21,668

	December 31, 2024
	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
Assets
Marketable securities:
Stock	$24,660	$–	$–	$24,660
Total assets measured at fair value	$24,660	$–	$–	$24,660

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts receivable, inventories, other receivable, prepaid expenses, deposit, accounts and accrued expenses, payable, treasury stock payable, short-term loan, other current liabilities, customer deposit, approximate their fair value because of the short maturity of those instruments.

Comprehensive Income (Loss)

Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income (loss) as these amounts are recorded directly as an adjustment to stockholders’ equity. The Company’s other comprehensive loss for the three months ended March 31, 2025 and 2024 was comprised of foreign currency translation adjustments.

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

Revenue from our project construction is recognized over time using the percentage-of-completion method under the cost approach. The percentage of completion is determined by estimating stage of work completed. Under this approach, recognized contract revenue equals the total estimated contract revenue multiplied by the percentage of completion. Our construction contracts are unit priced, and an account receivable is recorded for amounts invoiced based on actual units produced. The Company discontinued operations of AT Tech Systems in August 2024, and added the operations of Lusher to service the financial reporting software sector, so the Company currently retains two operating and reportable segments which are (1) Perfecular and Lusher and (2) Corporate and IoT Products.

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

Three Months Ended March 31,	2025	2024
Stock options	76,137	62,637

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

	Average Rate for the Three Months Ended December 31,
	2025		2024
	(Unaudited)		(Unaudited)
China Yuan (RMB)	RMB	7.2712	RMB	7.1555
United States Dollar ($)		$1.0000		$1.0000

	Exchange Rate at
	March 31, 2025		December 31, 2024
	(Unaudited)
China Yuan (RMB)	RMB	7.2572	RMB	7.2975
United States Dollar ($)		$1.0000		$1.0000

Going Concern

The Company has assessed its ability to continue as a going concern for a period of one year from the date of the issuance of these condensed consolidated financial statements. The Company has a net loss of $1,251,378 for the three months ended March 31, 2025. In addition, the Company had an accumulated deficit of $27,033,686 as of March 31, 2025, and negative cash flow from operating activities of $1,220,049 for the three months ended March 31, 2025. Substantial doubt about the Company’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the Company will be unable to meet its obligations as they become due within one year from the financial statement issuance date. The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern. The Company currently suffered recurring loss from operations, generated negative cash flow from operating activities, has an accumulated deficit and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These conditions raise substantial doubt as to its ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2024, has also expressed substantial doubt about the Company’s ability to continue as a going concern.

At March 31, 2025, the Company had cash and cash equivalents, and short-term investments, in the amount of $2,217,268. The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future and raising additional capital to meet its obligations and repay its liabilities arising from normal business operations when they come due. Since inception, the Company has funded its operations primarily through equity and debt financings, and it expects to continue to rely on these sources of capital in the future. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in case of equity financing, or grant unfavorable terms in future licensing agreements. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company

Note 3 – Recent Accounting Pronouncement

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

Note 4 – Inventory

At March 31, 2025 and December 31, 2024, inventory consisted of the following:

	March 31, 2025	December 31, 2024
Finished goods	$275,061	$337,085
Less: Inventory reserve	(211,014)	(211,014)
Inventory	$64,047	$126,071

Note 5 – Property and Equipment

At March 31, 2025 and December 31, 2024, property and equipment consisted of the following:

	March 31, 2025	December 31, 2024
Building improvement	$14,620	$14,620
Furniture and fixtures	42,116	42,033
Equipment	161,648	137,966
Software	1,995	1,995
Total cost	220,379	196,614
Less accumulated depreciation	(141,713)	(136,129)
Property and equipment, net	$78,666	$60,485

Depreciation expense for the three months ended March 31, 2025 and 2024 amounted to $5,453 and $35,330, respectively.

On July 8, 2024, the Company entered into a twelve-month Standard Industrial/Commercial Single-Tenant Lease with a third party for an approximately 14,004 square foot office and warehouse space. The lease commenced on July 4, 2024 and will end on July 31, 2025. The monthly rent is $16,804. The Company entered into a First Lease Amendment on March 21, 2025, extending the lease until January 31, 2026, with no changes to the original terms.

Note 6 – Leases

The Company recorded an operating lease expense of $80,210 and $27,687 for the three months ended March 31, 2025 and 2024, respectively. This is included in general and administrative expenses.

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

On July 8, 2024, the Company entered into a Standard Industrial/Commercial Single-Tenant Lease (the “Lease”) with the Veena Asset Management, LLC to lease the same Focus Universal premises located at 2311 East Locust Court, Ontario, CA 91761 back for one year commencing at the close of escrow of the Purchase Agreement and ending on July 31, 2025, for 14,004 square foot office and warehouse space. Base monthly rent is $16,804, with a total of $58,812 due upon execution of the lease. The Company entered into a First Lease Amendment on March 21, 2025, extending the lease until January 31, 2026, with no other changes to the original terms.

Operating lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. As of March 31, 2025 and December 31, 2024, operating lease right-of use assets and lease liabilities were as follows:

	March 31, 2025	December 31, 2024
Operating lease right-of-use assets, net	$85,862	$108,270
Lease liabilities, current portion	$43,241	$106,706
Lease liabilities, less current portion	$–	$8,114

Lease term and discount rate:

	March 31, 2025	December 31, 2024
Weighted average remaining lease term:
Operating lease	0.83 to 1.00 years	1.08 to 1.25 years
Weighted average discount rate:
Operating lease	10%	10%

The minimum future lease payments are as follows:

Amount
Year ending December 31, 2025	$36,968
Year ending December 31, 2026	8,215
Total minimum lease payment	45,183
Less: imputed interest	(1,942)
Present value of future minimum lease payments	$43,241

Note 7 – Stockholders’ Equity

Common stock

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

An additional 309,281 common stock shares were included in the Company’s issued and outstanding shares as a result of rounding-up fractional shares into whole shares as a result of the reverse stock split.

Treasury stock

During the three months ended March 31, 2025, the Company repurchased 31,670 shares of its common stock for $144,575 in the public market at average price of $4.91 and placed them in treasury. As of March 31, 2025 and December 31, 2024, 380,638 and 348,968 shares remain as treasury shares, respectively. These were all purchased as part of publicly announced plans or program and currently, as also noted in the previous 10-K filing.

Employee compensation

In prior years, the Company entered into several employment agreements that require the issuance of common shares for services that vest on a quarterly basis. During the period ended March 31, 2025, 4,953 shares with a fair value of $13,905 that previously vested were issued. During the period ended March 31, 2025, an aggregate of 1,350 shares with a fair value of $5,627 vested during the period and were recognized as compensation costs. As of March 31, 2025, 2,078 shares of common stock with a fair value of $17,295 remain vested but not issued.

On February 11, 2022 (the “Vesting Date”), the Company entered into a restricted stock award agreements (the “Award Agreement”) with eight employees for 42,000 shares of the Company’s common stock subject to the terms and to the fulfillment of the conditions set forth in the Company’s equity incentive plan. The first 20% of the restricted shares were granted and vested on February 11, 2022. An additional 20% of the restricted shares will vest on each anniversary of the Vesting Date until the fourth anniversary of the Vesting Date. The initial fair value of the awards on the date of grant was determined to be $2,942,800 which is being amortized over the 5 year vesting period. During the year ended December 31, 2024, the Company amortized $357,340 of this amount leaving an unamortized balance of $714,680 at December 31, 2024. During the period ended March 31, 2025, 5,100 shares of common stock vested and the Company amortized $89,335 of this amount leaving an unamortized balance of $625,345 at March 31, 2025. As of March 31, 2025, 20,400 of the shares had been vested.

Stock options

On January 2, 2025, each member of the Board was granted 2,250 options to purchase shares at $3.45 per share with a fair value of $6,854. The options vest monthly over one (1) year, and may be exercised during a 10-year term. In the aggregate, 13,500 options were granted with a fair value of $41,124. During the three months ended March 31, 2025, the Company recognized $10,284 of compensation cost relating to the vesting of these options and $30,840 remained unvested which will be amortized over the remainder of 2025.

For the three months ended March 31, 2025 and 2024, the Company’s stock option compensation expenses amounted to $10,284 and $36,995, respectively.

The fair value of the stock options issued during the periods was determined using the Black-Scholes option pricing model with the following assumptions:

March 31, 2025
Risk-free interest rate	3.45%
Expected life of the options	5.5 years
Expected volatility	128.40%
Expected dividend yield	0%

The following is a summary of the option activity from December 31, 2024 to March 31, 2025:

	Number of Options	Weighted average exercise price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2024	62,637	$35.96	6.74	–
Granted	13,500	$3.45	–	–
Exercised	–	–	–	–
Cancelled or forfeited	–	–	–	–
Outstanding at March 31, 2025	76,137	$30.20	7.08	8,100
Exercisable as of March 31, 2025	66,015	$34.30	6.66	2,027

Based on the closing fair market value of $4.17 per share on March 31, 2025, intrinsic value of $2,027 was attributed to exercisable but not exercised common stock options at March 31, 2025.

Note 8 – Discontinued Operation

On August 5, 2024, the Company and the segment manager of AT Tech Systems LLC reached a tentative oral agreement to terminate his employment and the employment of his two direct report team members. The Company discontinued operations of AT Tech Systems on August 21, 2024 with a termination cost of $22,000.

The income (loss) from discontinued operations presented in the statement of operations for the three months ended March 31, 2025 and 2024 as follows:

	Three Months Ended March 31,
	2025	2024
Revenue	$–	$39,653
Cost of Revenue	–	130,151
Gross Loss	–	(90,498)

Operating Expenses:
General and administrative	–	15,406
Total Operating Expenses	–	15,406

Loss from Operations	–	(105,904)

Other Income (Expense):
Other income, net	–	1,141
Total other income, net	–	1,141

Net Loss	$–	$(104,763)

Total operating cash flows from discontinued operations were $0 and $126,795, respectively, for the three months ended March 31, 2025 and 2024.

Note 9 – Segment Reporting

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

Asset information by operating segment is not presented as the Chief Executive Officer does not review this information by segment. The reporting segments follow the same accounting policies used in the preparation of the Company’s consolidated financial statements. The management team reviews financial information on a consolidated level and allocates resources based on net loss, which also serves as the key metric for evaluating financial performance.

The following tables summarize the financial information of each operating segment of the Company for the three months ended March 31, 2025:

	For the Three Months ended March 31, 2025
	Perfecular & Lusher	Corporate & IoT	Total
Revenue	$6,624	$183,631	$190,255
Cost of revenue	5,373	154,338	159,711
Gross profit	1,251	29,293	30,544

Operating expenses
Selling expense	1,165	47,815	48,980
Compensation – officers and directors	–	125,387	125,387
Research and development	115,890	256,368	372,258
Professional fees	–	472,991	472,991
General and administrative	469	281,986	282,455
Total operating expense	117,524	1,184,547	1,302,071

Loss from operations	(116,273)	(1,155,254)	(1,271,527)

Total other income	1	20,148	20,149

Net loss	$(116,272)	$(1,135,106)	$(1,251,378)

The following tables summarize the financial information of each operating segment of the Company for the three months ended March 31, 2024:

	For the Three Months ended March 31, 2024
	Perfecular & Lusher	Corporate & IoT	Total
Revenue	$2,116	$177,389	$179,505
Cost of revenue	2,315	86,891	89,206
Gross profit (loss)	(199)	90,498	90,299

Operating expenses
Selling expense	2,454	36,831	39,285
Compensation – officers and directors	–	56,793	56,793
Research and development	46,810	296,467	343,277
Professional fees	–	352,611	352,611
General and administrative	3,175	509,064	512,239
Total operating expense	52,439	1,251,766	1,304,205

Loss from operations	(52,638)	(1,161,268)	(1,213,906)

Total other income	335	2,737	3,072

Loss from discontinued operations	–	(104,763)	(104,763)

Net loss	$(52,303)	$(1,263,294)	$(1,315,597)

Note 10 – Contingencies

In the normal course of business or otherwise, the Company may become involved in legal proceedings. The Company will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonable estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred. As of the date of this quarterly report, the Company has resolved certain material legal proceedings described in Note 11.

Note 11 – Subsequent Events

On April 28, 2025 Alumni Capital purchased 94,825 of our common shares for $381,224, based on our Equity Line of Credit (ELOC) Purchase Agreement, dated November 16, 2024. The price for these shares was $4.02 based on a 9% discount of the lowest of the 5-day VWAP of $4.41 from the closing date on May 6, 2025, accessible via the Bloomberg terminal.

The Company repurchased 31,670 shares of its common stock for $144,575 with our broker Paulson Securities in the public market at an average price of $4.91 and placed them in treasury. All these shares were purchased as part of publicly announced plans or program and currently, as also noted in the previous 10-K filing.

On August 26, 2024, a former software engineer filed an action against Perfecular Inc., a wholly owned subsidiary of the Company, in the Superior Court for the County of San Bernardino, State of California alleging wrongful termination and other violations of the California Labor Code. The complaint sought unspecified economic and non-economic losses, as well as attorneys’ fees. On April 25, 2025, the Company and the software engineer entered into a confidential settlement agreement which concluded this matter and releases all claims against the Company. This new impact has been accounted for in these financial statements.

On October 28, 2024, MGR Real Estate, Inc. a California corporation, filed an action in the Superior Court of the State of California, County of San Bernardino, against the Company and CFO Irving Kau. The complaint alleged a variety of items including breach of contract and declaratory relief. On April 10, 2025, the Company, Mr. Kau, and MGR Real Estate, Inc. entered into a confidential settlement agreement which concluded this matter and releases all claims against the Company. This reduced impact has been accounted for in these financial statements.

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

Our Lusher subsidiary is developing and designing a software to streamline SEC financial reporting for financial reporting and tax firms. Currently, we have completed the SEC financial reporting software in a Microsoft Word format. Our team is focused on streamlining the entire SEC financial reporting process for SEC attorneys, PCAOB accounting firms, and other financial reporting professionals. Our goal is that with a single click, our software automatically retrieves financial data from external accounting systems and generates consolidated financial statements and SEC reports in WORD, PDF, HTML, and XBRL formats—all within just a few minutes. Our developers are trying to eliminate human involvement when it comes to manually updating the numbers. This automation is designed to create an error-free, seamless process. We expect to showcase the software to public in 2025.

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

Lusher Corporate Services, One Touch Financial Software

Financial reporting is the annual and quarterly reporting process by which a public company keeps investors aware of a company’s financial condition, allowing them to have the information they need before making an investment decision.

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

For a description of our products and services offering, please refer to Item 1. “Business” beginning on page 1 of our Annual Report on Form 10-K for the fiscal year ending December 31, 2024, filed with the Securities and Exchange Commission on February 28, 2025.

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

For a description of the ultra-narrowband technology and the 5G applications, see “Part I - Item 1. Business, Section 2. “Creating a faster 5G cellular technology by using ultra-narrowband technology” in our Annual Report on Form 10-K filed with the SEC on February 28, 2025.

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

There are many competitors in the SEC Financial Reporting software space, including Workiva, ActiveDisclosure, Datarails, and Carta. We believe that our product will be superior because our pricing will be substantially cheaper than the current competitors in the market. Also, since it is an integration for common desktop applications, software implementation maybe potentially rapid, accessible, and straightforward.

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

Market Potential

We believe universal wireless smart technology will play a critical role for traditional instrument manufacturers, as currently the undertaking of an IoT project is simply too expensive and difficult to develop for medium or smaller companies and carries a 75% failure rate according to Cisco Systems. The cost factor is the first consideration when deciding whether a company wants to develop smart wireless technologies and implement them into their products or use them in their field testing. We also hope to play a role in academic laboratories, particularly with smaller academic laboratories that are sensitive to price. Regarding the larger IoT industry statistics, overall enterprise IoT spending increased to $201 billion in 2022, an increase of 21.5%. The outlook for growth in 2023 is 18.5% from this large base of enterprise spending. More specifically, the IoT sensors market is projected to reach $26 billion by 2026 from $11.1 billion in 2022. The IoT marketplace size assessments usually include the hardware components and the software components, which often contain a Software as a Service (SaaS) model. Additionally, the rising need for reliable high bandwidth communication for IoT devices is expected to rise to $664.75 billion in 2028, spearheaded by the currently predominant services in the 5G category. We would also expect this market to grow with the addition of new categories of services delivering reliable high bandwidth communication for IoT devices and would cannibalize and expand the existing services where the new services proved to be more effective and efficient.

The financial reporting software market size was estimated at 13.9 billion in 2022 and is projected to reach $36.6 billion by 2030. The expanding demand of software solutions to reduce the overall cost of compliance and boost efficiency is one of the main reasons the financial reporting software sector is projected to grow.

Results of Operations

For the three months ended March 31, 2025 compared to the three months ended March 31, 2024

Revenue, cost of revenue and gross profit

	For the three months ended March 31, 2025	For the three months ended March 31, 2024	Increase (Decrease) $
Revenue	$190,255	$179,505	$10,750
Cost of revenue	159,711	89,206	70,505
Gross Profit	$30,544	$90,299	$(59,755)

Our consolidated gross revenue for the three months ended March 31, 2025 and 2024 was $190,255 and $179,505, respectively. Cost of revenue for the three months ended March 31, 2025 was $159,711, compared to $89,206 for the three months ended March 31, 2024. In addition to the increase in revenue and cost of revenue, gross profit decreased to $30,544 compared to $90,299 for the three months ended March 31, 2025 and 2024, respectively.

The major components of our cost and operating expenses for the three months ended March 31, 2025 and 2024 are outlined in the table below:

	For the three months ended March 31, 2025	For the three months ended March 31, 2024	Increase (Decrease) $
Selling expense	$48,980	$39,285	$9,695
Compensation – officers and directors	125,387	56,793	68,594
Research and development	372,258	343,277	28,981
Professional fees	472,991	352,611	120,380
General and administrative	282,455	512,239	(229,784)
Total operating expenses	$1,302,071	$1,304,205	$(2,134)

Selling expenses for the three months ended March 31, 2025 were $48,980, compared to $39,285 for the three months ended March 31, 2024. Selling expenses were mainly from third party advertising fees and marketing related fees. The increase in selling expenses was due to an increase in advertising fees.

Compensation – officers and directors were $125,387 and $56,793 for the three months ended March 31, 2025 and 2024, respectively.

Research and development costs were $372,258 and $343,277 for the three months ended March 31, 2025 and 2024, respectively.

Professional fees were $472,991 during the three months ended March 31, 2025, compared to $352,611 during the three months ended March 31, 2024. The increase in these professional fees compared to the prior period was due to a increase in legal fees for employment litigation defense.

General and administrative expenses for the three months ended March 31, 2025 was $282,455 compared to $512,239 during the three months ended March 31, 2024. The increase of general and administrative expenses was primarily due to the Company received its employee retention credit from internal revenue service in 2025.

Other Income (expense)

Other income for the three months ended March 31, 2025 was $20,149, compared to $3,072 for the three months ended March 31, 2024.

Loss from discontinued operations, net of tax

Loss from discontinued operations, net of tax was $0 and $104,763 during the three months ended March 31, 2025 and 2024, respectively. The decrease was due to the discontinued operations of AT Tech Systems LLC in August 2024.

Net Losses

During the three months ended March 31, 2025 and 2024, we incurred net loss of $1,251,378 and $1,315,597 respectively, due to the factors discussed above.

Liquidity and Capital Resources

Working Capital

	March 31, 2025	December 31, 2024
Current Assets	$2,502,879	$3,846,363
Current Liabilities	(769,258)	(876,975)
Working Capital	$1,733,621	$2,969,388

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

	For the three months ended March 31, 2025	For the three months ended March 31, 2024
Net cash used in operating activities	$(1,220,049)	$(892,089)
Net cash used in investing activities	(23,380)	(5,044)
Net cash provided by (used in) financing activities	(144,575)	550,000
Effect of exchange rate	(5,714)	(2,285)
Net change in cash	$(1,393,718)	$(349,418)

Cash Flows from Operating Activities

Our net cash outflows from operating activities of $1,220,089 for the three months ended March 31, 2025 was primarily the result of our net loss of $1,251,378 and changes in our operating assets and liabilities offset by the add-back of non-cash expenses, and operating activities from discontinued operations.

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

Cash Flows from Investing Activities

For the three months ended March 31, 2025 we had cash outflow from investing activities of $23,380 from the purchase of property and equipment of $23,380. For the three months ended March 31, 2024, we had cash outflow from investing activities of $5,044 from the purchase of property and equipment of $5,044.

Cash Flows from Financing Activities

For the three months ended March 31, 2025, we had cash outflows of $144,575 due to purchase of treasury stock of $144,575. For the three months ended March 31, 2024, we had cash inflows of $550,000 due to proceeds from third party loan of $300,000, proceeds from related party loan of $300,000 and repayment on third party loan of $50,000.

On November 11, 2024, we entered into a Share Purchase Agreement with Alumni Capital LP, a Delaware limited partnership. Pursuant to the Purchase Agreement, we have the right, but not the obligation to cause Alumni Capital to purchase up to $20,000,000 common stock, par value $0.00001, at certain purchase price during the period beginning on the execution date of the Agreement and ending on the earlier of (i) the date which Alumni Capital has purchased $20,000,000 of the Company’s common stock pursuant to the Purchase Agreement or (ii) November 11, 2027. As of the date of issuance of the unaudited consolidated financial statement, the Company has only executed a purchase notice for 94,825 shares to Alumni Capital, based on our Purchase Agreement, dated November 16, 2024, but the Closing Date has not been completed and proceeds have not been received.

Going Concern

The Company has assessed its ability to continue as a going concern for a period of one year from the date of the issuance of these condensed consolidated financial statements. The Company has a net loss of $1,251,378 for the three months ended March 31, 2025. In addition, the Company had an accumulated deficit of $27,033,686 as of March 31, 2025, and negative cash flow from operating activities of $1,220,049 for the three months ended March 31, 2025. Substantial doubt about the Company’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the Company will be unable to meet its obligations as they become due within one year from the financial statement issuance date. The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern. The Company currently suffered recurring loss from operations, generated negative cash flow from operating activities, has an accumulated deficit and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These conditions raise substantial doubt as to its ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2024, has also expressed substantial doubt about the Company’s ability to continue as a going concern.

At March 31, 2025, the Company had cash and cash equivalents, and short-term investments, in the amount of $2,217,268. The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future and raising additional capital to meet its obligations and repay its liabilities arising from normal business operations when they come due. Since inception, the Company has funded its operations primarily through equity and debt financings, and it expects to continue to rely on these sources of capital in the future. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in case of equity financing, or grant unfavorable terms in future licensing agreements.

Off-Balance Sheet Arrangements

As of March 31, 2025, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation SK.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On August 26, 2024, a former software engineer filed an action against Perfecular Inc., a wholly owned subsidiary of the Company, in the Superior Court for the County of San Bernardino, State of California alleging wrongful termination and other violations of the California Labor Code. The complaint sought unspecified economic and non-economic losses, as well as attorneys’ fees. On April 25, 2025, the Company and the software engineer entered into a confidential settlement agreement which concluded this matter and releases all claims against the Company.

On October 28, 2024, MGR Real Estate, Inc. a California corporation, filed an action in the Superior Court of the State of California, County of San Bernardino, against the Company and CFO Irving Kau. The complaint alleged a variety of items including breach of contract and declaratory relief. On April 10, 2025, the Company, Mr. Kau, and MGR Real Estate, Inc. entered into a confidential settlement agreement which concluded this matter and releases all claims against the Company. The impact has been accounted for in these financial statements.

ITEM 1A.  RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered shares of common stock were sold during the three months ended March 31, 2025.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three-month periods ended March 31, 2025 or 2024.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5.  OTHER INFORMATION

Our common stock trades on the Nasdaq Capital Market under the symbol “FCUV.”

During the quarter ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Focus Universal Inc.

Dated: May 7, 2025	By:	/s/ Desheng Wang Desheng Wang Chief Executive Officer

Dated: May 7, 2025	By:	/s/ Irving H. Kau Irving H. Kau Chief Financial Officer

