Form 10-Q/A
period 2025-03-31
FOCUS UNIVERSAL INC.
filed 2025-07-15
CIK 1590418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

As of July 15, 2025, the total shares outstanding of the registrant’s common stock is 7,472,981.

EXPLANATORY NOTE

Focus Universal Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the period ended March 31, 2025 (the “Original Filing”), as filed with the Securities and Exchange Commission (the “SEC”) on May 7, 2025. The purpose of this filing is solely to correct the total shares of common stock outstanding as of March 31, 2025, on the cover page from 7,124,013 to 7,472,981 shares.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-Q/A also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Form 10-Q/A and this Form 10-Q/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

Except as described above, no other changes have been made to the Original Filing, and this Form 10-Q/A does not modify, amend or update in any way any of the financial or other information contained in the Original Filing. This Form 10-Q/A does not reflect events that may have occurred subsequent to the filing date of the Original Filing.

2

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

Focus Universal Inc.

Dated: July 15, 2025	By:	/s/ Desheng Wang Desheng Wang Chief Executive Officer

Dated: July 15, 2025	By:	/s/ Irving H. Kau Irving H. Kau Chief Financial Officer

4