Form 10-Q
period 2025-06-30
FOCUS UNIVERSAL INC.
filed 2025-08-12
CIK 1590418

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2025

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

As of August 01, 2025, registrant had 7,386,705 shares outstanding of the registrant's common stock at a par value of $0.001 per share.

FORM 10-Q

FOCUS UNIVERSAL INC.

2

PART I. FINANCIAL INFORMATION

References in this document to “us,” “we,” or “Company” refer to Focus Universal Inc.

ITEM 1.  FINANCIAL STATEMENTS

FOCUS UNIVERSAL INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOCUS UNIVERSAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current Assets:
Cash	$1,111,201	$3,589,318
Accounts receivable, net	150	5,584
Inventories, net	138,370	126,071
Prepaid expenses	96,599	100,730
Other receivable	88,201	–
Marketable securities	39,413	24,660
Deposits – current portion	63,029	–
Total Current Assets	1,536,963	3,846,363

Property and equipment, net	75,518	60,485
Operating lease right-of-use asset	62,324	108,270
Deposits	–	65,195

Total Assets	$1,674,805	$4,080,313

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$793,419	$702,065
Other current liabilities	3,566	68,204
Lease liability, current portion	32,239	106,706
Total Current Liabilities	829,224	876,975

Non-Current Liabilities:
Lease liability, less current portion	–	8,114
Total Non-Current Liabilities	–	8,114

Total Liabilities	829,224	885,089

Contingencies	–	–

Stockholders' Equity:
Common stock, par value $0.001 per share, 15,000,000 shares authorized; 7,218,838 and 7,153,647 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	7,219	7,154
Treasury stock at cost (39,574 and 348,968 shares held at June 30, 2025 and December 31, 2024, respectively)	(173,838)	(1,055,592)
Additional paid-in capital	29,564,293	30,025,587
Shares to be issued, common shares	22,864	25,573
Accumulated deficit	(28,539,334)	(25,782,308)
Accumulated other comprehensive loss	(35,623)	(25,190)
Total Stockholders' Equity	845,581	3,195,224

Total Liabilities and Stockholders' Equity	$1,674,805	$4,080,313

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOCUS UNIVERSAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$35,330	$11,234	$225,585	$190,739

Cost of revenue	47,742	(4,050)	207,453	85,156

Gross Profit (Loss)	(12,412)	15,284	18,132	105,583

Operating Expenses
Selling expense	7,420	35,640	56,400	74,925
Compensation - officers and directors	125,357	55,255	250,744	112,048
Research and development	467,297	296,248	839,555	639,525
Professional fees	429,155	354,421	902,146	707,032
General and administrative	501,119	505,561	783,574	1,017,800
Total Operating Expenses	1,530,348	1,247,125	2,832,419	2,551,330

Loss from Operations	(1,542,760)	(1,231,841)	(2,814,287)	(2,445,747)

Other Income (Expense):
Interest income (expense), net	12,130	(9,900)	34,018	(11,153)
Interest (expense) - related party	–	(56,098)	–	(89,098)
Unrealized gain (loss) on marketable equity securities	17,745	(7,680)	14,753	(9,155)
Rental income	–	41,547	–	82,692
Other income, net	7,237	45,142	8,490	42,797
Total other income	37,112	13,011	57,261	16,083

Loss from continuing operations	(1,505,648)	(1,218,830)	(2,757,026)	(2,429,664)
Loss from discontinued operations, net of tax	–	(146,276)	–	(251,039)
Net Loss	$(1,505,648)	$(1,365,106)	$(2,757,026)	$(2,680,703)

Other comprehensive items
Foreign currency translation loss	(4,065)	(7,287)	(10,433)	(8,276)

Total comprehensive loss	$(1,509,713)	$(1,372,393)	$(2,767,459)	$(2,688,979)

Basic net income loss per share:
Continuing operations	$(0.20)	$(0.19)	$(0.38)	$(0.37)
Discontinued operations	–	(0.02)	–	(0.04)
Basic net loss per share	$(0.20)	$(0.21)	$(0.38)	$(0.41)

Weighted Average Number of Common Shares Outstanding: Basic and Fully Diluted	7,530,930	6,483,739	7,188,374	6,480,442

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOCUS UNIVERSAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(UNAUDITED)

	Common Stock		Treasury Stock	Additional Paid-In	Shares to be issued Common	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
Description	Shares	Amount	at Cost	Capital	Shares	Deficit	Loss	Equity
Balance – March 31, 2025	7,472,981	$7,473	$(1,200,167)	$30,138,792	$17,295	$(27,033,686)	$(31,558)	$1,898,149

Stock based compensation - options	–	–	–	10,284	–	–	–	10,284

Stock based compensation - shares	–	–	–	89,330	5,569	–	–	94,899

Purchase of treasury stock	–	–	(29,262)	–	–	–	–	(29,262)

Retirement of treasury stock	(348,968)	(349)	1,055,591	(1,055,242)	–	–	–	–

Stock issued for cash	94,825	95	–	381,129	–	–	–	381,224

Other comprehensive income	–	–	–	–	–	–	(4,065)	(4,065)

Net loss	–	–	–	–	–	(1,505,648)	–	(1,505,648)

Balance – June 30, 2025	7,218,838	$7,219	$(173,838)	$29,564,293	$22,864	$(28,539,334)	$(35,623)	$845,581

	Common Stock		Treasury Stock	Additional Paid-In	Shares to be issued Common	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
Description	Shares	Amount	at Cost	Capital	Shares	Deficit	Loss	Equity
Balance – March 31, 2024	6,477,182	$6,477	$(434,048)	$26,531,450	$169,386	$(23,897,767)	$(14,553)	$2,360,945

Stock based compensation - options	–	–	–	36,995	–	–	–	36,995

Stock based compensation - shares	12,594	12	–	287,514	(153,418)	–	–	134,108

Retirement of treasury stock	(3,000)	(3)	48,362	(48,359)	–	–	–	–

Other comprehensive income	–	–	–	–	–	–	(7,287)	(7,287)

Net loss	–	–	–	–	–	(1,365,106)	–	(1,365,106)

Balance – June 30, 2024	6,486,776	$6,486	$(385,686)	$26,807,600	$15,968	$(25,262,873)	$(21,840)	$1,159,655

	Common Stock		Treasury Stock	Additional Paid-In	Shares to be issued Common	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
Description	Shares	Amount	at Cost	Capital	Shares	Deficit	Loss	Equity
Balance – December 31, 2024	7,153,647	$7,154	$(1,055,592)	$30,025,587	$25,573	$(25,782,308)	$(25,190)	$3,195,224

Stock based compensation - options	–	–	–	20,568	–	–	–	20,568

Stock based compensation - shares	10,053	10	–	192,560	(2,709)	–	–	189,861

Purchase of treasury stock	–	–	(173,837)	–	–	–	–	(173,837)

Stock split rounding up	309,281	309	–	(309)	–	–	–	–

Retirement of treasury stock	(348,968)	(349)	1,055,591	(1,055,242)	–	–	–	–

Stock issued for cash	94,825	95	–	381,129	–	–	–	381,224

Other comprehensive income	–	–	–	–	–	–	(10,433)	(10,433)

Net loss	–	–	–	–	–	(2,757,026)	–	(2,757,026)

Balance – June 30, 2025	7,218,838	$7,219	$(173,838)	$29,564,293	$22,864	$(28,539,334)	$(35,623)	$845,581

	Common Stock		Treasury Stock	Additional Paid-In	Shares to be issued Common	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
Description	Shares	Amount	at Cost	Capital	Shares	Deficit	Loss	Equity
Balance – December 31, 2023	6,477,182	$6,477	$(434,048)	$26,494,455	$74,476	$(22,582,170)	$(13,564)	$3,545,626

Stock based compensation - options	–	–	–	73,990	–	–	–	73,990

Stock based compensation - shares	12,594	12	–	287,514	(58,508)	–	–	229,018

Retirement of treasury stock	(3,000)	(3)	48,362	(48,359)	–	–	–	–

Other comprehensive income	–	–	–	–	–	–	(8,276)	(8,276)

Net loss	–	–	–	–	–	(2,680,703)	–	(2,680,703)

Balance – June 30, 2024	6,486,776	$6,486	$(385,686)	$26,807,600	$15,968	$(25,262,873)	$(21,840)	$1,159,655

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOCUS UNIVERSAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net Loss	$(2,757,026)	$(2,680,703)
Adjustments to reconcile net loss to net cash from operating activities:
Bad debt expense	–	60,570
Inventory reserve	1,644	–
Depreciation expense	10,959	67,354
Unrealized (gain) and loss on marketable equity securities	(14,753)	9,155
Stock-based compensation – shares	189,861	229,018
Stock based compensation – options	20,568	73,990
Changes in operating assets and liabilities:
Accounts receivable	5,434	(63,233)
Inventories	(13,943)	(213,873)
Other receivable	(88,201)	20,394
Deposit	2,593	(2,223)
Prepaid expenses	4,186	(7,203)
Operating lease right-of-use asset	47,360	42,985
Accounts payable and accrued liabilities	91,354	581,135
Other current liabilities	(64,638)	45,364
Lease liabilities	(83,686)	(72,385)
Net cash flows used in operating activities from continuing operations	(2,648,288)	(1,909,655)
Net cash flows provided by operating activities from discontinued operations	–	187,709
Net cash flows used in operating activities	(2,648,288)	(1,721,946)

Cash flows from investing activities:
Purchase of property and equipment	(25,091)	(9,743)
Net cash flows used in investing activities	(25,091)	(9,743)

Cash flows from financing activities:
Proceeds from third party loan	–	350,000
Proceeds from related party loan	–	1,101,000
Repayment on third party loan	–	(125,000)
Stock issued for private placement	381,224	–
Purchases of treasury stock	(173,837)	–
Net cash flows provided by financing activities	207,387	1,326,000

Effect of exchange rate	(12,125)	(9,501)

Net change in cash	(2,478,117)	(415,190)

Cash beginning of period	3,589,318	428,254

Cash end of period	$1,111,201	$13,064

Supplemental cash flow disclosure:
Cash paid for income taxes	$3,525	$–
Cash paid for interest	$–	$57,218

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOCUS UNIVERSAL INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(UNAUDITED)

Note 1 – Organization and Operations

Focus Universal Inc. (“Focus” or the “Company”) was incorporated under the laws of the State of Nevada on December 4, 2012. The Company is a universal smart instrument developer and manufacturer, headquartered in Ontario, California, specializing in the development and commercialization of novel and proprietary universal smart technologies and instruments. Focus Universal Inc. is also a provider of patented hardware and software design technologies for Internet of Things (“IoT”) and 5G. The Company has developed what it believes are five disruptive patented technology platforms with 28 patents and patents pending in various phases and 8 trademarks to solve what it believes are the major problems facing hardware and software design and production within the industry today. These technologies combined have the potential to reduce costs, product development timelines and energy usage while increasing range, speed, efficiency, and security of the IoT and 5G networks. The smartphone or other mobile device serves as the foundation, where the user can see the sensor readouts and together with the Ubiquitor device, performs the functions of multiple traditional scientific and engineering instruments. The Company believes this product could replace traditional, wired stand-alone instruments at a fraction of their cost.

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

On December 23, 2021, Focus Shenzhen was founded as a mainland China office for manufacturing procurement expertise and research and development support activities. Focus Shenzhen is designed to function as a branch office to source products and build relationships with manufacturers in China and as a lower cost form of support, research and development as engineers abound in China.

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

Basis of Presentation

The unaudited condensed financial statements of the Company for the three and six months ended June 30, 2025 and 2024 have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K for scaled disclosures for smaller reporting companies. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company’s financial position and results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2024 was derived from the audited financial statements included in the Company’s financial statements as of and for the years ended December 31, 2024 and 2023 contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on February 28, 2025. These financial statements should be read in conjunction with that report.

The accompanying unaudited condensed consolidated financial statements include the accounts of Focus and its wholly-owned subsidiaries, Perfecular, AVX, Focus Shenzhen, Lusher and, until August of 2024, AT Tech Systems (collectively, the “Company,” “we,” “our,” or “us”). All intercompany balances and transactions have been eliminated upon consolidation. The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Allowance for doubtful accounts

The Company estimates an allowance for doubtful accounts based on historical collection trends and review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. As of June 30, 2025 and December 31, 2024, allowance for doubtful accounts amounted to $278,201 and $278,201, respectively.

Concentrations of Credit and Business Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company limits its exposure to credit loss by investing its cash with high credit quality financial institutions.

Major customers

For the three months ended of June 30, 2025 and 2024, the Company’s revenue received from the following companies were set out as below:

	Three months ended June 30,
	2025		2024
	Amount	% of Total Revenue	Amount	% of Total Revenue
Customer A	$10,379	29%	$–	–
Customer B	*	*	–	–
Customer C	19,395	55%	–	–
Customer F	–	–	6,000	30%

(*)	Revenue had not exceeded 10% or more of the Company’s consolidated revenue of the Company.

For the six months ended of June 30, 2025 and 2024, the Company’s revenue received from the following companies were set out as below:

	Six months ended June 30,
	2025		2024
	Amount	% of Total Revenue	Amount	% of Total Revenue
Customer A	$80,942	36%	$–	–
Customer B	55,191	24%	–	–
Customer C	26,019	12%	–	–
Customer D	–	–	69,325	29%
Customer E	–	–	51,761	22%

Major vendors

One major vendor accounted for more than 66% of our total purchases during the six months ended June 30, 2025 and no major vendor accounted more than 10% of total purchase during the six months ended June 30, 2024.

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

To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

•	Level 1: Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

•	Level 2: Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

•	Level 3: Pricing inputs that are generally unobservable inputs and not corroborated by market data.

The following table summarize financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024:

	June 30, 2025 (unaudited)
	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
Assets
Marketable securities:
Stock	$39,413	$–	$–	$39,413
Total assets measured at fair value	$39,413	$–	$–	$39,413

	December 31, 2024
	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
Assets
Marketable securities:
Stock	$24,660	$–	$–	$24,660
Total assets measured at fair value	$24,660	$–	$–	$24,660

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts receivable, inventories, other receivable, prepaid expenses, deposit, accounts and accrued expenses, payable, treasury stock payable, short-term loan, other current liabilities, customer deposit, approximate their fair value because of the short maturity of those instruments.

Comprehensive Income (Loss)

Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income (loss) as these amounts are recorded directly as an adjustment to stockholders’ equity. The Company’s other comprehensive loss for the six months ended June 30, 2025 and 2024 was comprised of foreign currency translation adjustments.

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

Six Months Ended June 30,	2025	2024
Stock options	76,137	57,012

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

	Average Rate for the Six Months Ended June 30,
	2025		2024
	(Unaudited)		(Unaudited)
China Yuan (RMB)	RMB	7.1668	RMB	7.1970
United States Dollar ($)		$1.0000		$1.0000

	Exchange Rate at
	June 30, 2025		December 31, 2024
	(Unaudited)
China Yuan (RMB)	RMB	7.2514	RMB	7.2975
United States Dollar ($)		$1.0000		$1.0000

Going Concern

The Company has assessed its ability to continue as a going concern for a period of one year from the date of the issuance of these condensed consolidated financial statements. The Company has a net loss of $2,757,026 for the six months ended June 30, 2025. In addition, the Company had an accumulated deficit of $28,539,334 as of June 30, 2025, and negative cash flow from operating activities of $2,648,288 for the six months ended June 30, 2025. Substantial doubt about the Company’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the Company will be unable to meet its obligations as they become due within one year from the financial statement issuance date. The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern. The Company currently suffered recurring loss from operations, generated negative cash flow from operating activities, has an accumulated deficit and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These conditions raise substantial doubt as to its ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2024, has also expressed substantial doubt about the Company’s ability to continue as a going concern.

At June 30, 2025, the Company had cash and cash equivalents, and short-term investments, in the amount of $1,150,614. The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future and raising additional capital to meet its obligations and repay its liabilities arising from normal business operations when they come due. Since inception, the Company has funded its operations primarily through equity and debt financings, and it expects to continue to rely on these sources of capital in the future. Even if the Company is able to obtain additional financing, such financing may bring about undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in case of equity financing, or grant unfavorable terms in future licensing agreements. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company.

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

Note 4 – Inventory

At June 30, 2025 and December 31, 2024, inventory consisted of the following:

	June 30, 2025	December 31, 2024
Finished goods	$351,028	$337,085
Less: Inventory reserve	(212,658)	(211,014)
Inventory	$138,370	$126,071

Note 5 – Property and Equipment

At June 30, 2025 and December 31, 2024, property and equipment consisted of the following:

	June 30, 2025	December 31, 2024
Building improvement	$14,620	$14,620
Furniture and fixtures	42,304	42,033
Equipment	164,180	137,966
Software	1,995	1,995
Total cost	223,099	196,614
Less accumulated depreciation	(147,581)	(136,129)
Property and equipment, net	$75,518	$60,485

Depreciation expense for the six months ended June 30, 2025 and 2024 amounted to $10,959 and $67,354, respectively.

Note 6 – Leases

Operating Leases

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

Operating lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. As of June 30, 2025 and December 31, 2024, operating lease right-of use assets and lease liabilities were as follows:

	June 30, 2025	December 31, 2024
Operating lease right-of-use assets, net	$62,324	$108,270
Lease liabilities, current portion	$32,239	$106,706
Lease liabilities, less current portion	$–	$8,114

Lease term and discount rate:

	June 30, 2025	December 31, 2024
Weighted average remaining lease term:
Operating lease	0.58 to 0.75 years	1.08 to 1.25 years
Weighted average discount rate:
Operating lease	10%	10%

The minimum future lease payments are as follows:

Amount
Year ending December 31, 2025	$24,645
Year ending December 31, 2026	8,215
Total minimum lease payment	32,860
Less: imputed interest	(621)
Present value of future minimum lease payments	$32,239

Short Term Leases

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

The Company recorded an operating lease expense of $168,417 and $56,625 for the six months ended June 30, 2025 and 2024, respectively. This is included in general and administrative expenses.

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

Treasury stock

During the six months ended June 30, 2025, the Company repurchased 39,574 shares of its common stock for $173,837 in the public market at average price of $4.39 and placed them in treasury. In the same period, the Company terminated 348,968 shares of its common stock previously repurchased $1,055,592. As of June 30, 2025 and December 31, 2024, 39,574 and 348,968 shares remain as treasury shares, respectively. These were all purchased as part of publicly announced plans or program, as also noted in the December 31, 2024 10-K filing.

Employee compensation

In prior years, the Company entered into several employment agreements that require the issuance of common shares for services that vest on a quarterly basis. During the period ended June 30, 2025, 4,953 shares with a fair value of $13,905 that previously vested were issued. During the period ended June 30, 2025, an aggregate of 2,711 shares with a fair value of $11,191 vested and were recognized as compensation costs. As of June 30, 2025, 3,439 shares of common stock with a fair value of $22,864 remain vested but not issued.

On February 11, 2022 (the “Vesting Date”), the Company entered into a restricted stock award agreements (the “Award Agreement”) with eight employees for 42,000 shares of the Company’s common stock subject to the terms and to the fulfillment of the conditions set forth in the Company’s equity incentive plan. The first 20% of the restricted shares were granted and vested on February 11, 2022. An additional 20% of the restricted shares will vest on each anniversary of the Vesting Date until the fourth anniversary of the Vesting Date. The initial fair value of the awards on the date of grant was determined to be $2,942,800 which is being amortized over the 5 year vesting period. During the year ended December 31, 2024, the Company amortized $357,340 of this amount leaving an unamortized balance of $714,680 at December 31, 2024. During the period ended June 30, 2025, 5,100 shares of common stock vested and the Company amortized $178,670 of this amount leaving an unamortized balance of $536,010 at June 30, 2025. As of June 30, 2025, 20,400 of the shares had been vested.

Stock options

On January 2, 2025, each member of the Board was granted 2,250 options to purchase shares at $3.45 per share with a fair value of $6,854. The options vest monthly over one (1) year, and may be exercised during a 10-year term. In the aggregate, 13,500 options were granted with a fair value of $41,124. During the six months ended June 30, 2025, the Company recognized $20,568 of compensation cost relating to the vesting of these options and $20,556 remained unvested which will be amortized over the remainder of 2025.

For the six months ended June 30, 2025 and 2024, the Company’s stock option compensation expenses amounted to $20,568 and $73,990, respectively.

The fair value of the stock options issued during the periods was determined using the Black-Scholes option pricing model with the following assumptions:

June 30, 2025
Risk-free interest rate	3.45%
Expected life of the options	5.5 years
Expected volatility	128.40%
Expected dividend yield	0%

The following is a summary of the option activity from December 31, 2024 to June 30, 2025:

	Number of Options	Weighted average exercise price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2024	62,637	$35.96	6.74	–
Granted	13,500	$3.45	–	–
Exercised	–	–	–	–
Cancelled or forfeited	–	–	–	–
Outstanding at June 30, 2025	76,137	$30.20	6.83	7,200
Exercisable as of June 30, 2025	69,387	$32.8	6.57	1,802

Based on the closing fair market value of $4.09 per share on June 30, 2025, intrinsic value of $1,802 was attributed to exercisable but not exercised common stock options at June 30, 2025.

Note 8 – Discontinued Operation

On August 5, 2024, the Company and the segment manager of AT Tech Systems LLC reached a tentative oral agreement to terminate his employment and the employment of his two direct report team members. The Company discontinued operations of AT Tech Systems on August 21, 2024 with a termination cost of $22,000.

The income (loss) from discontinued operations presented in the statement of operations for the three months ended June 30, 2025 and 2024 as follows:

	Three Months Ended June 30,
	2025	2024
Revenue	$–	$8,519
Cost of Revenue	–	35,884
Gross Loss	–	(27,365)

Operating Expenses:
General and administrative	–	119,931
Total Operating Expenses	–	119,931

Loss from Operations	–	(147,296)

Other Income (Expense):
Other income, net	–	1,020
Total other income, net	–	1,020

Net Loss	$–	$(146,276)

Total operating cash flows from discontinued operations were $0 and $146,276, respectively, for the three months ended June 30, 2025 and 2024.

The income (loss) from discontinued operations presented in the statement of operations for the six months ended June 30, 2025 and 2024 as follows:

	Six Months Ended June 30,
	2025	2024
Revenue	$–	$48,172
Cost of Revenue	–	166,035
Gross Loss	–	(117,863)

Operating Expenses:
General and administrative	–	135,337
Total Operating Expenses	–	135,337

Loss from Operations	–	(253,200)

Other Income (Expense):
Other income, net	–	2,161
Total other income, net	–	2,161

Net Loss	$–	$(251,039)

Total operating cash flows from discontinued operations were $0 and $187,709, respectively, for the six months ended June 30, 2025 and 2024.

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

The following tables summarize the financial information of each operating segment of the Company for the six months ended June 30, 2025:

	For the Six Months ended June 30, 2025
	Perfecular & Lusher	Corporate & IoT	Total
Revenue	$26,019	$199,566	$225,585
Cost of revenue	21,835	185,618	207,453
Gross profit	4,184	13,948	18,132

Operating expenses
Selling expense	1,165	55,235	56,400
Compensation – officers and directors	–	250,744	250,744
Research and development	271,462	568,093	839,555
Professional fees	–	902,146	902,146
General and administrative	2,512	781,062	783,574
Total operating expense	275,139	2,557,280	2,832,419

Loss from operations	(270,955)	(2,543,332)	(2,814,287)

Total other income	1	57,260	57,261

Net loss	$(270,954)	$(2,486,072)	$(2,757,026)

The following tables summarize the financial information of each operating segment of the Company for the six months ended June 30, 2024:

	For the Six Months ended June 30, 2024
	Perfecular & Lusher	Corporate & IoT	Total
Revenue	$2,116	$188,623	$190,739
Cost of revenue	2,315	82,841	85,156
Gross profit (loss)	(199)	105,782	105,583

Operating expenses
Selling expense	21,917	53,008	74,925
Compensation – officers and directors	–	112,048	112,048
Research and development	92,023	547,502	639,525
Professional fees	–	707,032	707,032
General and administrative	12,740	1,005,060	1,017,800
Total operating expense	126,680	2,424,650	2,551,330

Loss from operations	(126,879)	(2,318,868)	(2,445,747)

Total other income	907	15,176	16,083

Loss from discontinued operations	–	(251,039)	(251,039)

Net loss	$(125,972)	$(2,554,731)	$(2,680,703)

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

On or about April 13, 2020, the Chief Operating Officer (the “Former COO”) of our subsidiary AVX resigned from his position. On May 5, 2020, the Former COO filed an action in the Superior Court for the County of Los Angeles, State of California, against the company, et al. The complaint sought unspecified economic and non-economic losses, as well as attorneys’ fees. On August 29, 2025, the Company and Former COO entered into a confidential settlement agreement which concluded this matter and releases all claims against the Company. This settlement has been accounted for in these financial statements and is scheduled to be executed and concluded in early August.

Similarly, on or about April 14, 2020, we terminated our Sales and Marketing Director (the “Former Sales and Marketing Director”). On May 13, 2020, the Former Sales and Marketing Director filed an action in the Superior Court for the County of Los Angeles, State of California. The complaint sought unspecified economic and non-economic losses, as well as attorneys’ fees. On August 29, 2025, the Company and Former Sales and Marketing Director entered into a confidential settlement agreement which concluded this matter and releases all claims against the Company. This settlement has been accounted for in these financial statements and this is scheduled to be executed and concluded in early August as well. The conclusion on these two related matters would mark the conclusion of all legal matters with respect to Focus Universal Inc.

On August 26, 2024, a former software engineer filed an action against Perfecular Inc., a wholly owned subsidiary of the Company, in the Superior Court for the County of San Bernardino, State of California alleging wrongful termination and other violations of the California Labor Code. The complaint seeks unspecified economic and non-economic losses, as well as attorneys’ fees. This case was settled for $130,000 plus legal fees, and its impact recorded in the accompanying financial statements. The Company has EPLI insurance with a deductible amount of $100,000. During the quarter, Focus Universal settled and this matter was finally executed and concluded on April 25, 2025.

Note 11 – Subsequent Events

On July 15, 2025 and July 18, 2025 Alumni Capital purchased 25,000 and 142,867 of our common shares for $86,995 and $354,282, respectively, based on our Equity Line of Credit (ELOC) Purchase Agreement, dated November 16, 2024. The price for these shares was $4.02 based on a 9% discount of the lowest of the 5-day VWAP of $4.41 from the closing date on July 15, 2025, accessible via the Bloomberg terminal.

In July, the Company repurchased 17,464 shares of its common stock for $70,092 with our broker Paulson Securities in the public market at an average price of $4.01 and placed them in treasury. All these shares were purchased as part of publicly announced plans or program, as also noted in the December 31, 2024 10-K filing.

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

On July 11 2025, Focus Universal signed a contract with Shenzhen Donghui Precision Mold Manufacturing Co., and commenced the mold tooling design for the Universal Smart Internet of Things (IoT). This milestone enabled full-scale production and commercialization for the IoT platform which had been developed under the Focus Universal name for many years.

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

Human data entry of hundreds or thousands of financial numbers in the financial report imposes another challenge and regularly occurring human errors. This risk is compounded by a frequent requirement to update or revise these hundreds or thousands of numbers during the time-constrained review processes and auditing processes prior to submission.

Given the complexity and volume of data involved, companies are looking for solutions that not only save cost, and reduce the time and effort required to report in a timely manner but also improve accuracy and compliance.

Focus is scheduled begin customer testing of their fully automated SEC financial reporting software. The Company plans to launch a technology roadshow to showcase this groundbreaking platform. Interested clients, partners, corporate filers, and investors are welcome to contact Focus Universal Inc for meetings and product demonstrations.

SEC financial reporting is traditionally a complex, costly, and time-consuming process. It includes:

•	Preparing consolidated financial statements,
•	Drafting SEC reports using various office software and / or burdensome company-wide systems,
•	Converting those documents into fully SEC-compliant files, and
•	Embedding tags as required for regulatory filing.

For large organizations, this process can take thousands of person days. For small public companies, the entire process may take several weeks. Delays in filing can result in SEC reviews, enforcement actions, and significant penalties.

Currently, several companies offer semi-automated solutions that address only part of the tagging process as part of the entire process. Focus Universal, by contrast, has developed a fully automated, end-to-end solution powered by both automation and Variegated AI, whereby Focus believes the technology enables the computer to conduct the activities for which the computer is designed and optimal and allows the human to remain within the decision loop and center upon what the human excels.

With a single click, our software can:

•	Retrieve financial statements from accounting platforms,
•	Reformat data into spreadsheets for consolidated financial reporting,
•	Automatically generate consolidated financials,
•	Populate the word-processed version of SEC filings,
•	Convert the documents to SEC-compliant versions via formatting, and
•	Embed accurate tags into the HTML file — with very limited manual input.

On August 30, 2025, Focus is scheduled begin customer testing of their fully automated SEC financial reporting software. The Company plans to launch a technology roadshow to showcase this groundbreaking platform. Currently, several companies offer semi-automated solutions that address only part of the tagging process as part of the entire process. Focus Universal, by contrast, has developed a fully automated, end-to-end solution powered by AI, whereby Focus believes the technology enables the computer to conduct the activities for which the computer is designed and optimal and allows the human to remain within the decision loop and center upon what the human excels. Built-in validation, including self-consistency and compliance checks, ensures accuracy and eliminates human error. The solution provides a true one-click process from raw accounting data all the way to a complete SEC filing.

Built-in validation, including self-consistency and compliance checks, ensures accuracy and eliminates human error. Essentially, Focus believes what once took weeks of manual work can now be completed in minutes. Unlike other companies offering partial automation, the Focus solution provides a true one-click process from raw accounting data all the way to a complete SEC filing. With years of development, Focus’solution full automated processing including the final edgarization and XBRL tagging.

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

Focus Universal signed a contract with Shenzhen Donghui Precision Mold Manufacturing Co., Ltd. and officially commenced the mold tooling design for the Universal Smart Internet of Things (IoT) today. This marks a pivotal milestone in the commercialization of the Universal Smart IoT, a breakthrough that has been over two decades in the making. With two decades of innovation, we are now ready to move forward with full-scale production and commercialization. In doing so, we not only fulfill our promise to shareholders but also demonstrate to the world that deploying complex IoT technology can be as easy as plugging in an office phone. Our platform provides both a competitive edge and cost savings even when compared to traditional, non-IoT devices—thanks to universal hardware and software shared across all sensors. Switching from one sensor to another requires no change to the underlying device’s hardware or software, enabling true interoperability across devices.

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

The Company’s patent number 11,488,468 was allowed and subsequently issued on November 1, 2022. The patent is titled “Sensor for Detecting the Proximity of an IEEE 802.11 Protocol Connectable Device.” On November 7, 2023, our patent application titled “Activated Carbon Air Filter” issued as U.S. Patent No. 11,806,654. We also received an issue notification from the USPTO, indicating that patent application titled “Electronic Lock and Method of Operation” was issue on November 21, 2023, as U.S. Patent No. 11,823,513. The Company has begun to file omnibus patents to combine certain patents under a unified central patent.

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

Results of Operations

For the three months ended June 30, 2025 compared to the three months ended June 30, 2024

Revenue, cost of revenue and gross profit

	For the three months ended June 30, 2025	For the three months ended June 30, 2024	Increase (Decrease) $
Revenue	$35,330	$11,234	$24,096
Cost of revenue	47,742	(4,050)	51,792
Gross Profit (Loss)	$(12,412)	$15,284	$(27,696)

Our consolidated gross revenue for the three months ended June 30, 2025 and 2024 was $35,330 and $11,234, respectively. Cost of revenue for the three months ended June 30, 2025 was $47,742, compared to $(4,050) for the three months ended June 30, 2024 . The increase in cost of revenue was due to higher cost of the LED materials for installation during this time period, though increases were somewhat nominal. In addition to the increase in revenue and cost of revenue, gross profit (loss) decreased to $(12,412) compared to $15,284 for the three months ended June 30, 2025 and 2024, respectively. As a result, the gross profits decreased for the same reason.

The major components of our cost and operating expenses for the three months ended June 30, 2025 and 2024 are outlined in the table below:

	For the three months ended June 30, 2025	For the three months ended June 30, 2024	Increase (Decrease) $
Selling expense	$7,420	$35,640	$(28,220)
Compensation – officers and directors	125,357	55,255	70,102
Research and development	467,297	296,248	171,049
Professional fees	429,155	354,421	74,734
General and administrative	501,119	505,561	(4,442)
Total operating expenses	$1,530,348	$1,247,125	$283,223

Selling expenses for the three months ended June 30, 2025 were $7,420, compared to $35,640 for the three months ended June 30, 2024. Selling expenses were mainly from third party advertising fees and marketing related fees. The decrease in selling expenses was due to a decrease in advertising fees.

Compensation – officers and directors were $125,357 and $55,255 for the three months ended June 30, 2025 and 2024, respectively. The increase in cost was a result in the increase in the share price, resulting in a larger stock-based compensation for the directors associated.

Research and development costs were $467,297 and $296,248 for the three months ended June 30, 2025 and 2024, respectively. This increase was a result of the one-time R&D expenses related to the tooling and manufacturing process this quarter.

Professional fees were $429,155 during the three months ended June 30, 2025, compared to $354,421 during the three months ended June 30, 2024. The increase in these professional fees compared to the prior period was due to an increase in legal fees for employment litigation defense.

General and administrative expenses for the three months ended June 30, 2025 was $501,119 compared to $505,561 during the three months ended June 30, 2024. The decrease of general and administrative expenses was primarily due to the Company received its employee retention credit from internal revenue service in 2025.

Other Income (expense)

Other income for the three months ended June 30, 2025 was $37,112, compared to $13,011 for the three months ended June 30, 2024.

Loss from discontinued operations, net of tax

Loss from discontinued operations, net of tax was $0 and $146,276 during the three months ended June 30, 2025 and 2024, respectively. The decrease was due to the discontinued operations of AT Tech Systems LLC in August 2024.

Net Losses

During the three months ended June 30, 2025 and 2024, we incurred net loss of $1,505,648 and $1,365,106 respectively, due to the factors discussed above.

For the six months ended June 30, 2025 compared to the six months ended June 30, 2024

Revenue, cost of revenue and gross profit

	For the six months ended June 30, 2025	For the six months ended June 30, 2024	Increase (Decrease) $
Revenue	$225,585	$190,739	$34,846
Cost of revenue	207,453	85,156	122,297
Gross Profit	$18,132	$105,583	$(87,451)

Our consolidated gross revenue for the six months ended June 30, 2025 and 2024 was $225,585 and $190,739, respectively. Cost of revenue for the six months ended June 30, 2025 was $207,453, compared to $85,156 for the six months ended June 30, 2024. In addition to the increase in revenue and cost of revenue, gross profit decreased   to $18,132 compared to $105,583 for the six months ended June 30, 2025 and 2024, respectively. This decrease was a result of a lower amount of revenues this quarter despite having a similar cost structure. In part, the decreased revenues were a result of uncertainty in the market with respect to tariff changes in the marketplace.

The major components of our cost and operating expenses for the six months ended June 30, 2025 and 2024 are outlined in the table below:

	For the six months ended June 30, 2025	For the six months ended June 30, 2024	Increase (Decrease) $
Selling expense	$56,400	$74,925	$(18,525)
Compensation – officers and directors	250,744	112,048	138,696
Research and development	839,555	639,525	200,030
Professional fees	902,146	707,032	195,114
General and administrative	783,574	1,017,800	(234,226)
Total operating expenses	$2,832,419	$2,551,330	$281,089

Selling expenses for the six months ended June 30, 2025 were $56,400, compared to $74,925 for the six months ended June 30, 2024. Selling expenses were mainly from third party advertising fees and marketing related fees. The decrease in selling expenses was due to an decrease in advertising fees.

Compensation – officers and directors were $250,744 and $112,048 for the six months ended June 30, 2025 and 2024, respectively. The increase in cost was a result in the increase in the share price, resulting in a larger stock-based compensation for the directors associated.

Research and development costs were $839,555 and $639,525 for the six months ended June 30, 2025 and 2024, respectively. The increase this quarter was a result of the increase in R&D expenses as a result of the tooling and manufacturing process this quarter.

Professional fees were $902,146 during the six months ended June 30, 2025, compared to $707,032 during the six months ended June 30, 2024. The increase in these professional fees compared to the prior period was due to an increase in legal fees for employment litigation defense.

General and administrative expenses for the six months ended June 30, 2025 was $783,574 compared to $1,017,800 during the six months ended June 30, 2024. The decrease of general and administrative expenses was primarily due to the Company received its employee retention credit from internal revenue service in 2025.

Other Income (expense)

Other income for the six months ended June 30, 2025 was $57,261, compared to $16,083 for the six months ended June 30, 2024  . There was an amount of bonus earned which was classified in other income from the previous financing options.

Loss from discontinued operations, net of tax

Loss from discontinued operations, net of tax was $0 and $251,039 during the six months ended June 30, 2025 and 2024, respectively. The decrease was due to the discontinued operations of AT Tech Systems LLC in August 2024.

Net Losses

During the six months ended June 30, 2025 and 2024, we incurred net loss of $2,757,026 and $2,680,703 respectively, due to the factors discussed above.

Liquidity and Capital Resources

Working Capital

	June 30, 2025	December 31, 2024
Current Assets	$1,536,963	$3,846,363
Current Liabilities	(829,224)	(876,975)
Working Capital	$707,739	$2,969,388

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

	For the six months ended June 30, 2025	For the six months ended June 30, 2024
Net cash used in operating activities	$(2,648,288)	$(1,721,946)
Net cash used in investing activities	(25,091)	(9,743)
Net cash provided by financing activities	207,387	1,326,000
Effect of exchange rate	(12,125)	(9,501)
Net change in cash	$(2,478,117)	$(415,190)

Cash Flows from Operating Activities

Our net cash outflows from operating activities of $2,648,288 for the six months ended June 30, 2025 was primarily the result of our net loss of $2,757,026 and changes in our operating assets and liabilities offset by the add-back of non-cash expenses, and operating activities from discontinued operations.

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

Cash Flows from Investing Activities

For the six months ended June 30, 2025 we had cash outflow from investing activities of $25,091 from the purchase of property and equipment of $25,091. For the six months ended June 30, 2024, we had cash outflow from investing activities of $9,743 from the purchase of property and equipment of $9,743.

Cash Flows from Financing Activities

For the six months ended June 30, 2025, we had cash inflows of $207,387 due to stock issued for private placement of $381,224 offset by the purchase of treasury stock of $173,837. For the six months ended June 30, 2024, we had cash inflows of $1,326,000 due to proceeds from third party loan of $350,000, proceeds from related party loan of $1,101,000 and repayment on third party loan of $125,000.

On November 11, 2024, we entered into a Share Purchase Agreement with Alumni Capital LP, a Delaware limited partnership. Pursuant to the Purchase Agreement, we have the right, but not the obligation to cause Alumni Capital to purchase up to $20,000,000 common stock, par value $0.00001, at certain purchase price during the period beginning on the execution date of the Agreement and ending on the earlier of (i) the date which Alumni Capital has purchased $20,000,000 of the Company’s common stock pursuant to the Purchase Agreement or (ii) November 11, 2027. As of the date of issuance of the unaudited consolidated financial statements, the Company has only executed a purchase notice for 94,825 shares to Alumni Capital, based on our Purchase Agreement, dated November 16, 2024, and the proceeds of $381,224 have been received and recorded for the period ended June 30,2025. Subsequently, the Company issued a purchase notice to Alumni Capital totaling 167,867 shares under the same purchase agreement, and received proceeds of $441,277, which were recorded in July 2025.

Going Concern

The Company has assessed its ability to continue as a going concern for a period of one year from the date of the issuance of these unaudited condensed consolidated financial statements. The Company has a net loss of $2,757,026 for the six months ended June 30, 2025. In addition, the Company had an accumulated deficit of $28,539,334 as of June 30, 2025, and negative cash flow from operating activities of $2,648,288 for the six months ended June 30, 2025. Substantial doubt about the Company’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the Company will be unable to meet its obligations as they become due within one year from the financial statement issuance date. The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern. The Company currently suffered recurring loss from operations, generated negative cash flow from operating activities, has an accumulated deficit and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These conditions raise substantial doubt as to its ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2024, has also expressed substantial doubt about the Company’s ability to continue as a going concern.

At June 30, 2025, the Company had cash and cash equivalents, and short-term investments, in the amount of $1,150,614. The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future and raising additional capital to meet its obligations and repay its liabilities arising from normal business operations when they come due. Since inception, the Company has funded its operations primarily through equity and debt financings, and it expects to continue to rely on these sources of capital in the future. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in case of equity financing, or grant unfavorable terms in future licensing agreements. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company.

Off-Balance Sheet Arrangements

As of June 30, 2025, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation SK.

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

Recent Accounting Pronouncements

See notes to consolidated financial statements regarding recent accounting pronouncements.

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

On October 28, 2024, MGR Real Estate, Inc. a California corporation, filed an action in the Superior Court of the State of California, County of San Bernardino, against the Company and CFO Irving Kau. The complaint alleged a variety of items including breach of contract and declaratory relief. On April 10, 2025, the Company, Mr. Kau, and MGR Real Estate, Inc. entered into a confidential settlement agreement which concluded this matter and releases all claims against the Company. The minimal impact of this settlement has been accounted for in these financial statements.

On May 13, 2020, a former Chief Operation Officer (COO) and Sales and Marketing Director filed an action against AVX Design & Integration, Inc., a wholly owned subsidiary of the Company, in the Superior Court for the County of Los Angeles, State of California alleging wrongful termination and other violations of the California Labor Code. The complaint sought unspecified economic and non-economic losses, as well as attorneys’ fees. On August 29, 2025, the Company and former COO and Sales and Marketing Director into a confidential settlement agreement which concluded this matter and releases all claims against the Company. This agreed upon settlement, though not finally executed as of yet, has been accounted for in these financial statements.

ITEM 1A.  RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered shares of common stock were sold during the six months ended June 30, 2025.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the six-month periods ended June 30, 2025 or 2024.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5.  OTHER INFORMATION

Our common stock trades on the Nasdaq Capital Market under the symbol “FCUV.”

During the quarter ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Focus Universal Inc.

Dated: August 12, 2025	By:	/s/ Desheng Wang Desheng Wang Chief Executive Officer

Dated: August 12, 2025	By:	/s/ Irving H. Kau Irving H. Kau Chief Financial Officer

