Form 10-Q
period 2025-09-30
FOCUS UNIVERSAL INC.
filed 2025-11-10
CIK 1590418

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2025

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

As of November 10, 2025, registrant had 7,386,705 shares outstanding of the registrant's common stock at a par value of $0.001 per share.

FORM 10-Q

FOCUS UNIVERSAL INC.

2

PART I. FINANCIAL INFORMATION

References in this document to “us,” “we,” or “Company” refer to Focus Universal Inc.

ITEM 1.  FINANCIAL STATEMENTS

FOCUS UNIVERSAL INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOCUS UNIVERSAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current Assets:
Cash	$410,884	$3,589,318
Accounts receivable, net	7,125	5,584
Inventories, net	138,370	126,071
Prepaid expenses	107,969	100,730
Marketable securities	43,548	24,660
Deposits – current portion	63,181	–
Total Current Assets	771,077	3,846,363

Property and equipment, net	71,710	60,485
Operating lease right-of-use asset	37,658	108,270
Deposits	–	65,195

Total Assets	$880,445	$4,080,313

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$685,104	$702,065
Other current liabilities	–	68,204
Lease liability, current portion	20,534	106,706
Total Current Liabilities	705,638	876,975

Non-Current Liabilities:
Lease liability, less current portion	–	8,114
Total Non-Current Liabilities	–	8,114

Total Liabilities	705,638	885,089

Contingencies	–	–

Stockholders' Equity:
Common stock, par value $0.001 per share, 15,000,000 shares authorized; 7,386,705 and 7,153,647 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	7,387	7,154
Treasury stock at cost (58,038 and 348,968 shares held at September 30, 2025 and December 31, 2024, respectively)	(249,676)	(1,055,592)
Additional paid-in capital	30,105,018	30,025,587
Shares to be issued, common shares	52,733	25,573
Accumulated deficit	(29,705,709)	(25,782,308)
Accumulated other comprehensive loss	(34,946)	(25,190)
Total Stockholders' Equity	174,807	3,195,224

Total Liabilities and Stockholders' Equity	$880,445	$4,080,313

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOCUS UNIVERSAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$28,689	$74,215	$254,274	$264,954

Cost of revenue	30,301	42,530	237,754	127,686

Gross profit (loss)	(1,612)	31,685	16,520	137,268

Operating expenses
Selling expense	2,374	30,936	58,774	96,027
Compensation - officers and directors	124,981	575,255	375,725	687,303
Research and development	288,078	308,516	1,127,633	948,041
Professional fees	321,917	278,336	1,224,063	985,368
General and administrative	441,414	585,491	1,224,988	1,612,735
Total operating expenses	1,178,764	1,778,534	4,011,183	4,329,474

Loss from operations	(1,180,376)	(1,746,849)	(3,994,663)	(4,192,206)

Other income (expense):
Interest income, net	5,747	14,001	39,765	2,653
Interest (expense) - related party	–	–	–	(89,098)
Gain on disposed of property	–	3,181,706	–	3,181,706
Unrealized gain (loss) on marketable equity securities	4,135	(537)	18,888	(9,692)
Rental income	–	13,849	–	96,541
Other income, net	4,119	6,541	12,609	49,143
Total other income	14,001	3,215,560	71,262	3,231,253

Income (loss) from continuing operations	(1,166,375)	1,468,711	(3,923,401)	(960,953)
Income (loss) from discontinued operations, net of tax	–	(26,784)	–	(277,823)
Net loss	$(1,166,375)	$1,441,927	$(3,923,401)	$(1,238,776)

Other comprehensive items
Foreign currency translation income (loss)	677	(2,735)	(9,756)	(11,011)

Total comprehensive loss	$(1,165,698)	$1,439,192	$(3,933,157)	$(1,249,787)

Basic net income loss per share:
Continuing operations	$(0.16)	$0.22	$(0.54)	$(0.15)
Discontinued operations	–	(0.00)	–	(0.04)
Basic net loss per share	$(0.16)	$0.22	$(0.54)	$(0.19)

Weighted Average Number of Common Shares Outstanding: Basic and Fully Diluted	7,357,465	6,572,483	7,260,223	6,512,469

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOCUS UNIVERSAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(UNAUDITED)

	Common Stock		Treasury Stock	Additional Paid-In	Shares to be issued Common	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
Description	Shares	Amount	at Cost	Capital	Shares	Deficit	Loss	Equity
Balance – June 30, 2025	7,218,838	$7,219	$(173,838)	$29,564,293	$22,864	$(28,539,334)	$(35,623)	$845,581

Stock based compensation - options	–	–	–	10,284	–	–	–	10,284

Stock based compensation - shares	–	–	–	89,332	29,869	–	–	119,201

Purchase of treasury stock	–	–	(75,838)	–	–	–	–	(75,838)

Stock issued for cash	167,867	168	–	441,109	–	–	–	441,277

Other comprehensive income	–	–	–	–	–	–	677	677

Net loss	–	–	–	–	–	(1,166,375)	–	(1,166,375)

Balance – September 30, 2025	7,386,705	$7,387	$(249,676)	$30,105,018	$52,733	$(29,705,709)	$(34,946)	$174,807

	Common Stock		Treasury Stock	Additional Paid-In	Shares to be issued Common	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
Description	Shares	Amount	at Cost	Capital	Shares	Deficit	Loss	Equity
Balance – June 30, 2024	6,486,776	$6,487	$(385,686)	$26,807,599	$15,968	$(25,262,873)	$(21,840)	$1,159,655

Stock based compensation - options	–	–	–	36,995	–	–	–	36,995

Stock based compensation - shares	–	–	–	89,335	4,480	–	–	93,815

Stock issued for placement agent	375,000	375	–	1,085,625	–	–	–	1,086,000

Stock issued for private placement	430,000	430	–	1,289,570	–	–	–	1,290,000

Retirement of treasury stock	(3,000)	(3)	48,362	(48,359)	–	–	–	–

Stock based compensation related to discount on shares sold to related parties	–	–	–	340,000	–	–	–	340,000

Other comprehensive loss	–	–	–	–	–	–	(2,735)	(2,735)

Net income	–	–	–	–	–	1,441,927	–	1,441,927

Balance – September 30, 2024	7,291,776	$7,292	$(385,686)	$29,649,124	$20,448	$(23,820,946)	$(24,575)	$5,445,657

	Common Stock		Treasury Stock	Additional Paid-In	Shares to be issued Common	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
Description	Shares	Amount	at Cost	Capital	Shares	Deficit	Loss	Equity
Balance – December 31, 2024	7,153,647	$7,154	$(1,055,592)	$30,025,587	$25,573	$(25,782,308)	$(25,190)	$3,195,224

Stock based compensation - options	–	–	–	30,852	–	–	–	30,852

Stock based compensation - shares	10,053	10	–	281,892	27,160	–	–	309,062

Purchase of treasury stock	–	–	(249,675)	–	–	–	–	(249,675)

Stock split rounding up	309,281	309	–	(309)	–	–	–	–

Retirement of treasury stock	(348,968)	(349)	1,055,591	(1,055,242)	–	–	–	–

Stock issued for cash	262,692	263	–	822,238	–	–	–	822,501

Other comprehensive loss	–	–	–	–	–	–	(9,756)	(9,756)

Net loss	–	–	–	–	–	(3,923,401)	–	(3,923,401)

Balance – September 30, 2025	7,386,705	$7,387	$(249,676)	$30,105,018	$52,733	$(29,705,709)	$(34,946)	$174,807

	Common Stock		Treasury Stock	Additional Paid-In	Shares to be issued Common	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
Description	Shares	Amount	at Cost	Capital	Shares	Deficit	Loss	Equity
Balance – December 31, 2023	6,477,182	$6,477	$(434,048)	$26,494,455	$74,476	$(22,582,170)	$(13,564)	$3,545,626

Stock based compensation - options	–	–	–	110,985	–	–	–	110,985

Stock based compensation - shares	12,594	13	–	376,848	(54,028)	–	–	322,833

Retirement of treasury stock	(3,000)	(3)	48,362	(48,359)	–	–	–	–

Stock issued for placement agent	375,000	375	–	1,085,625	–	–	–	1,086,000

Stock issued for private placement	430,000	430	–	1,289,570	–	–	–	1,290,000

Stock based compensation related to discount on shares sold to related parties	–	–	–	340,000	–	–	–	340,000

Other comprehensive loss	–	–	–	–	–	–	(11,011)	(11,011)

Net loss	–	–	–	–	–	(1,238,776)	–	(1,238,776)

Balance – September 30, 2024	7,291,776	$7,292	$(385,686)	$29,649,124	$20,448	$(23,820,946)	$(24,575)	$5,445,657

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOCUS UNIVERSAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net Loss	$(3,923,401)	$(1,238,776)
Adjustments to reconcile net loss to net cash from operating activities:
Gain on sale of building	–	(3,181,706)
Bad debt expense	–	4,459
Inventory reserve	1,644	–
Depreciation expense	17,231	72,738
Unrealized (gain) and loss on marketable equity securities	(18,888)	9,692
Stock-based compensation – shares	309,062	322,833
Stock based compensation related to discount on shares sold to related parties	–	340,000
Stock based compensation – options	30,852	110,985
Changes in operating assets and liabilities:
Accounts receivable	(1,541)	9,069
Inventories	(13,943)	(196,749)
Other receivable	–	20,407
Deposit	2,604	(41,435)
Prepaid expenses	(6,665)	(36,480)
Operating lease right-of-use asset	72,298	65,364
Accounts payable and accrued liabilities	(14,347)	114,831
Other current liabilities	(68,204)	(6,496)
Lease liabilities	(95,806)	(80,523)
Other liabilities	–	(12,335)
Net cash flows used in operating activities from continuing operations	(3,709,104)	(3,724,122)
Net cash flows provided by operating activities from discontinued operations	–	65,221
Net cash flows used in operating activities	(3,709,104)	(3,658,901)

Cash flows from investing activities:
Purchase of property and equipment	(27,318)	(13,250)
Proceeds from sale of property	–	7,145,808
Net cash flows provided by (used in) investing activities	(27,318)	7,132,558

Cash flows from financing activities:
Proceeds from third party loan	–	350,000
Proceeds from related party loan	–	1,101,000
Repayment on related party loan	–	(2,101,000)
Repayment on third party loan	–	(275,000)
Stock issued for placement agent	–	1,086,000
Stock issued for private placement	822,501	1,290,000
Purchases of treasury stock	(249,675)	–
Net cash flows provided by financing activities	572,826	1,451,000

Effect of exchange rate	(14,838)	(11,681)

Net change in cash	(3,178,434)	4,912,976

Cash beginning of period	3,589,318	428,254

Cash end of period	$410,884	$5,341,230

Supplemental cash flow disclosure:
Cash paid for income taxes	$3,807	$–
Cash paid for interest	$–	$112,038

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOCUS UNIVERSAL INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

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

Basis of Presentation

The unaudited condensed financial statements of the Company for the three and nine months ended September 30, 2025 and 2024 have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K for scaled disclosures for smaller reporting companies. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company’s financial position and results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2024 was derived from the audited financial statements included in the Company’s financial statements as of and for the years ended December 31, 2024 and 2023 contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on February 28, 2025. These financial statements should be read in conjunction with that report.

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

Allowance for Doubtful Accounts

The Company estimates an allowance for doubtful accounts based on historical collection trends and review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. As of September 30, 2025 and December 31, 2024, allowance for doubtful accounts amounted to $278,201 and $278,201, respectively.

Concentrations of Credit and Business Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company limits its exposure to credit loss by investing its cash with high credit quality financial institutions.

Major customers

For the three months ended of September 30, 2025 and 2024, the Company’s revenue received from the following companies were set out as below:

	Three months ended September 30,
	2025		2024
	Amount	% of Total Revenue	Amount	% of Total Revenue
Customer A	$28,500	99%	$–	–
Customer B	–	–	37,981	51%
Customer C	–	–	18,923	25%

For the nine months ended of September 30, 2025 and 2024, the Company’s revenue received from the following companies were set out as below:

	Nine months ended September 30,
	2025		2024
	Amount	% of Total Revenue	Amount	% of Total Revenue
Customer A	$132,531	52%	$–	–
Customer D	80,942	32%	–	–
Customer E	26,019	10%	–	–
Customer F	–	–	69,325	26%
Customer G	–	–	51,761	20%
Customer H	–	–	37,981	14%

Major Vendors

One major vendor accounted for more than 76% of our total purchases during the nine months ended September 30, 2025 and no major vendor accounted more than 10% of total purchase during the nine months ended September 30, 2024.

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

The following table summarizes financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024:

	September 30, 2025 (unaudited)
	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
Assets
Marketable securities:
Stock	$43,548	$–	$–	$43,548
Total assets measured at fair value	$43,548	$–	$–	$43,548

	December 31, 2024
	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
Assets
Marketable securities:
Stock	$24,660	$–	$–	$24,660
Total assets measured at fair value	$24,660	$–	$–	$24,660

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts receivable, inventories, other receivable, prepaid expenses, deposit, accounts and accrued expenses, payable, treasury stock payable, short-term loan, other current liabilities, customer deposit, approximate their fair value because of the short maturity of those instruments.

Comprehensive Income (Loss)

Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income (loss) as these amounts are recorded directly as an adjustment to stockholders’ equity. The Company’s other comprehensive loss for the nine months ended September 30, 2025 and 2024 was comprised of foreign currency translation adjustments.

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

Software Development Costs

In accordance with ASC 985-20, Costs of Software to Be Sold, Leased, or Marketed, the Company expenses software development costs as research and development until technological feasibility is established. Technological feasibility is established when the Company has completed all planning, designing, coding, and testing activities that are necessary to establish that the product can be produced to meet its design specifications, including functions, features, and performance requirements. Costs incurred prior to the establishment of technological feasibility are expensed as research and development.

Subsequent to achieving technological feasibility, and until the product is available for general release, the Company will capitalize qualifying development costs, which primarily include payroll and related costs for employees directly involved in coding and testing, fees paid to third-party developers, and other direct costs incurred to complete the software product. Capitalization ceases when the product is ready for release.

Capitalized software development costs will be amortized on a product-by-product basis using the greater of (i) the ratio of current gross revenues to total anticipated gross revenues or (ii) the straight-line method over the estimated economic life of the product, generally three to five years. Amortization expense will be included in cost of revenues. Capitalized software will be reviewed for impairment when indicators of loss are present.

The Company has not capitalized any of its software costs to date, though it believes it has the technological resources required to successfully develop. We now believe we have met technological feasibility in both the IoT and financial software products internally, and as evidenced by our subsequent news releases. The final versions of these products have been shown to the Company’s existing customer base prior to their general release. The Company plans to capitalize certain costs incurred related to the development of both the IoT and financial software products until the general release of those products.

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

Nine Months Ended September 30,	2025	2024
Stock options	76,137	62,637

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

	Average Rate for the Nine Months Ended September 30,
	2025		2024
	(Unaudited)		(Unaudited)
China Yuan (RMB)	RMB	7.2197	RMB	7.1843
United States Dollar ($)		$1.0000		$1.0000

	Exchange Rate at
	September 30, 2025		December 31, 2024
	(Unaudited)
China Yuan (RMB)	RMB	7.198	RMB	7.2975
United States Dollar ($)		$1.0000		$1.0000

Going Concern

The Company has assessed its ability to continue as a going concern for a period of one year from the date of the issuance of these condensed consolidated financial statements. The Company has a net loss of $3,923,401 for the nine months ended September 30, 2025. In addition, the Company had an accumulated deficit of $29,705,709 as of September 30, 2025, and negative cash flow from operating activities of $3,709,104 for the nine months ended September 30, 2025. Substantial doubt about the Company’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the Company will be unable to meet its obligations as they become due within one year from the financial statement issuance date. The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern. The Company currently suffered recurring loss from operations, generated negative cash flow from operating activities, has an accumulated deficit and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These conditions raise substantial doubt as to its ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2024, has also expressed substantial doubt about the Company’s ability to continue as a going concern.

At September 30, 2025, the Company had cash and cash equivalents, and short-term investments, in the amount of $454,432. Subsequent to September 30, 2025, the Company raised $6,000,000 through the sale of shares of its Preferred Stock. (Note 10) The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future and raising additional capital to meet its obligations and repay its liabilities arising from normal business operations when they come due. Since inception, the Company has funded its operations primarily through equity and debt financings, and it expects to continue to rely on these sources of capital in the future. Even if the Company is able to obtain additional financing, such financing may bring about undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in case of equity financing, or grant unfavorable terms in future licensing agreements. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company.

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

Note 4 – Inventory

At September 30, 2025 and December 31, 2024, inventory consisted of the following:

	September 30, 2025	December 31, 2024
Finished goods	$351,028	$337,085
Less: Inventory reserve	(212,658)	(211,014)
Inventory	$138,370	$126,071

Note 5 – Property and Equipment

At September 30, 2025 and December 31, 2024, property and equipment consisted of the following:

	September 30, 2025	December 31, 2024
Building improvement	$14,620	$14,620
Furniture and fixtures	42,404	42,033
Equipment	166,772	137,966
Software	1,995	1,995
Total cost	225,791	196,614
Less accumulated depreciation	(154,081)	(136,129)
Property and equipment, net	$71,710	$60,485

Depreciation expense for the nine months ended September 30, 2025 and 2024 amounted to $17,231 and $72,738, respectively.

Note 6 – Leases

Operating Leases

On January 16, 2023, Focus Universal (Shenzhen) Technology Co. LTD entered into a thirty-six month commercial lease with a third party for an approximately 2,017 square foot office space. The lease commenced on February 1, 2023 and will end on January 31, 2026. The monthly rent is RMB 29,974 (approximately $4,172) with approximately an 11.1% to 12.5% increase rate in each additional year. The incremental borrowing rate for a lease is the rate of interest the Company would have to pay on a collateralized basis to borrow an amount equal to the lease payments for the asset under similar term, which is 10%. Lease expense for the lease is recognized on a straight-line basis over the lease term.

On February 22, 2023, Focus Universal (Shenzhen) Technology Co. LTD entered into a thirty-six month commercial lease with a third party for an approximately 3,449 square foot office space. The lease commenced on March 31, 2023 and will end on February 28, 2026. The monthly rent is RMB 35,246 (approximately $4,906) with approximately an 11.1% to 12.5% increase rate in each additional year. The incremental borrowing rate for a lease is the rate of interest the Company would have to pay on a collateralized basis to borrow an amount equal to the lease payments for the asset under similar terms, which is 10%. Lease expense for the lease is recognized on a straight-line basis over the lease term.

Operating lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. As of September 30, 2025 and December 31, 2024, operating lease right-of use assets and lease liabilities were as follows:

	September 30, 2025	December 31, 2024
Operating lease right-of-use assets, net	$37,658	$108,270
Lease liabilities, current portion	$20,534	$106,706
Lease liabilities, less current portion	$–	$8,114

Lease term and discount rate:

	September 30, 2025	December 31, 2024
Weighted average remaining lease term:
Operating lease	0.33 to 0.50 years	1.08 to 1.25 years
Weighted average discount rate:
Operating lease	10%	10%

The minimum future lease payments are as follows:

Amount
Year ending December 31, 2025	$13,518
Year ending December 31, 2026	8,215
Total minimum lease payment	21,733
Less: imputed interest	(1,199)
Present value of future minimum lease payments	$20,534

Short Term Leases

On July 8, 2024, the Company entered into a Standard Industrial/Commercial Single-Tenant Lease (the “Lease”) with the Veena Asset Management, LLC to lease the same Focus Universal premises located at 2311 East Locust Court, Ontario, CA 91761 back for one year commencing at the close of escrow of the Purchase Agreement and ending on July 31, 2025, for 14,004 square foot office and warehouse space. Base monthly rent is $16,804, with a total of $58,812 which was due upon execution of the lease. The Company entered into a First Lease Amendment on March 21, 2025, extending the lease until January 31, 2026, with no other changes to the original terms.

The Company recorded an operating lease expense of $256,733 and $146,523 for the nine months ended September 30, 2025 and 2024, respectively. This is included in general and administrative expenses.

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

On November 16, 2024, we entered into a Securities Purchase Agreement (the “Agreement”) with Alumni Capital LP, a Delaware limited partnership. Pursuant to the Agreement, we have the right, but not the obligation to cause Alumni Capital LP to purchase up to $20,000,000 common stock, par value $0.001, at certain purchase price during the period beginning on the execution date of the Agreement and ending on the earlier of (i) the date which Alumni Capital LP has purchased $20,000,000 of the Company’s common stock pursuant to the Agreement or (ii) November 16, 2027. Pursuant to this Agreement, on April 28, 2025, Alumni Capital LP purchased 94,825 shares of our common stock for $381,224. The price for these shares was $4.02 based on a 9% discount of the lowest of the 5-day VWAP of $4.41 from the closing date on May 6, 2025, accessible via the Bloomberg terminal. On July 15, 2025, and July 18, 2025, Alumni Capital LP purchased 25,000 and 142,867 of our common shares for $86,995 and $354,282, respectively. The price for these shares was $4.02 based on a 9% discount of the lowest of the 5-day VWAP of $4.41 from the closing date on July 15, 2025, accessible via the Bloomberg terminal. Therefore, as of the date of issuance of the unaudited consolidated financial statements, the Company has only executed a purchase notice for an aggregate 262,692 shares to Alumni Capital LP, based on this Agreement, and the aggregate proceeds of $822,501 have been received and recorded for the period ended September 30, 2025.

Treasury stock

During the nine months ended September 30, 2025, the Company repurchased 58,038 shares of its common stock for $249,675 in the public market at average price of $4.30 and placed them in treasury. In the same period, the Company retired 348,968 shares of its common stock previously repurchased $1,055,591. As of September 30, 2025 and December 31, 2024, 58,038 and 348,968 shares remain as treasury shares, respectively. These were all purchased as part of publicly announced plans or program, as also noted in the Annual Report on Form 10-K for the year ended December 31, 2024.

Employee compensation

In prior years, the Company entered into several employment agreements that require the issuance of common shares for services that vest on a quarterly basis. During the period ended September 30, 2025, 4,953 shares with a fair value of $13,905 that previously vested were issued. During the period ended September 30, 2024, an aggregate of 7,494 shares with a fair value of $48,564 vested and were recognized as compensation costs. As of September 30, 2025, 20,723 shares of common stock with a fair value of $52,733 remain vested but not issued.

On February 11, 2022 (the “Vesting Date”), the Company entered into a restricted stock award agreements (the “Award Agreement”) with eight employees for 42,000 shares of the Company’s common stock subject to the terms and to the fulfillment of the conditions set forth in the Company’s equity incentive plan. The first 20% of the restricted shares were granted and vested on February 11, 2022. An additional 20% of the restricted shares will vest on each anniversary of the Vesting Date until the fourth anniversary of the Vesting Date. The initial fair value of the awards on the date of grant was determined to be $2,942,800 which is being amortized over the 5 year vesting period. During the periods ended September 30, 2025 and 2024, 5,100 shares of common stock vested and the Company amortized $268,005 of this amount leaving an unamortized balance of $446,675 at September 30, 2025. As of September 30, 2025, 20,400 of the shares had vested.

Stock options

On January 2, 2025, each member of the Board was granted 2,250 options to purchase shares at $3.45 per share with a fair value of $6,854. The options vest monthly over one (1) year, and may be exercised during a 10-year term. In the aggregate, 13,500 options were granted with a fair value of $41,124. During the nine months ended September 30, 2025, the Company recognized $30,852 of compensation cost relating to the vesting of these options and $10,272 remained unvested which will be amortized over the remainder of 2025.

For the nine months ended September 30, 2025 and 2024, the Company’s stock option compensation expenses amounted to $30,852 and $110,985, respectively.

The fair value of the stock options issued during the periods was determined using the Black-Scholes option pricing model with the following assumptions:

September 30, 2025
Risk-free interest rate	3.45%
Expected life of the options	5.5 years
Expected volatility	128.40%
Expected dividend yield	0%

The following is a summary of the option activity from December 31, 2024 to September 30, 2025:

	Number of Options	Weighted average exercise price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2024	62,637	$35.96	6.74	–
Granted	13,500	$3.45	–	–
Exercised	–	–	–	–
Cancelled or forfeited	–	–	–	–
Outstanding at September 30, 2025	76,137	$30.20	6.83	–
Exercisable as of September 30, 2025	72,762	$31.44	6.70	–

Based on the closing fair market value of $3.09 per share on September 30, 2025, intrinsic value of $0 was attributed to exercisable but not exercised common stock options at September 30, 2025.

Note 8 – Discontinued Operation

On August 5, 2024, the Company and the segment manager of AT Tech Systems LLC reached a tentative oral agreement to terminate his employment and the employment of his two direct report team members. The Company discontinued operations of AT Tech Systems on August 21, 2024 with a termination cost of $22,000.

The income (loss) from discontinued operations presented in the statement of operations for the three months ended September 30, 2025 and 2024 as follows:

	Three Months Ended September 30,
	2025	2024
Revenue	$–	$2,600
Cost of Revenue	–	29,079
Gross Loss	–	(26,479)

Operating Expenses:
General and administrative	–	1,648
Total Operating Expenses	–	1,648

Loss from Operations	–	(28,127)

Other Income (Expense):
Other income, net	–	1,343
Total other income, net	–	1,343

Net Loss	$–	$(26,784)

The income (loss) from discontinued operations presented in the statement of operations for the nine months ended September 30, 2025 and 2024 as follows:

	Nine Months Ended September 30,
	2025	2024
Revenue	$–	$50,772
Cost of Revenue	–	195,114
Gross Loss	–	(144,342)

Operating Expenses:
General and administrative	–	136,985
Total Operating Expenses	–	136,985

Loss from Operations	–	(281,327)

Other Income (Expense):
Other income, net	–	3,504
Total other income, net	–	3,504

Net Loss	$–	$(277,823)

Total operating cash flows from discontinued operations were $0 and $65,221 respectively, for the nine months ended September 30, 2025 and 2024.

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

The following tables summarize the financial information of each operating segment of the Company for the nine months ended September 30, 2025:

	For the Nine Months ended September 30, 2025
	Perfecular & Lusher	Corporate & IoT	Total
Revenue	$26,019	$228,255	$254,274
Cost of revenue	21,835	215,919	237,754
Gross profit	4,184	12,336	16,520

Operating expenses
Selling expense	1,165	57,609	58,774
Compensation – officers and directors	–	375,725	375,725
Research and development	441,507	686,126	1,127,633
Professional fees	–	1,224,063	1,224,063
General and administrative	2,524	1,222,464	1,224,988
Total operating expense	445,196	3,565,987	4,011,183

Loss from operations	(441,012)	(3,553,651)	(3,994,663)

Total other income	1	71,261	71,262

Net loss	$(441,011)	$(3,482,390)	$(3,923,401)

The following tables summarize the financial information of each operating segment of the Company for the nine months ended September 30, 2024:

	For the Nine Months ended September 30, 2024
	Perfecular & Lusher	Corporate & IoT	Total
Revenue	$21,039	$243,915	$264,954
Cost of revenue	23,343	104,343	127,686
Gross profit (loss)	(2,304)	139,572	137,268

Operating expenses
Selling expense	24,667	71,360	96,027
Compensation – officers and directors	–	687,303	687,303
Research and development	111,600	836,441	948,041
Professional fees	–	985,368	985,368
General and administrative	18,077	1,594,658	1,612,735
Total operating expense	154,344	4,175,130	4,329,474

Loss from operations	(156,648)	(4,035,558)	(4,192,206)

Total other income	1,329	3,229,924	3,231,253

Loss from discontinued operations	–	(277,823)	(277,823)

Net loss	$(155,319)	$(1,083,457)	$(1,238,776)

Note 10 – Subsequent Events

On September 15, 2025, the Company’s Board and a majority of stockholders approved through a written consent an amendment and restatement of our Articles of Incorporation to increase the number of shares we are authorized to issue to 1,000,000,000 shares of common stock, par value $0.001 per share (“Common Stock”) and 100,000,000 shares of preferred stock, par value $0.001 per share (“Preferred Stock”) (the “Amended and Restated Articles”). The Company intends to file the Amended and Restated Articles with the Secretary of State of the State of Nevada on or around November 17, 2025, as described in the 14C Information Statement filed on October 27, 2025.

As described in the 14C Information Statement filed on October 27, 2025, on October 2, 2025 and October 10, 2025, the Company’s Board and a majority of stockholders, respectively, through a written consent, authorized (1) management to use their discretion to consider the adoption of one or more digital asset treasury strategies; (2) the issuance of up to $250 million in securities in one or more non-public offerings provided that (a) the total aggregate consideration for securities we issue will not exceed $250 million (or 250 million shares of Common Stock issued directly or on conversion of a convertible security), (b) the maximum discount at which securities (which may consist of shares of Common Stock or securities convertible into Common Stock) will be equivalent to no more than a discount of 30% to the market price of our Common Stock at the date of issuance, (c) such offerings will occur, if at all, on or before the date that is 90 days following the date of the 14C Information Statement, (d) such other terms as our Board shall deem to be in the best interests of the Company and its stockholders, not inconsistent with the foregoing; and (3) an amendment to our Articles of Incorporation to effect a potential reverse stock split of our Common Stock any time prior to the first anniversary of the stockholders’ approval at a maximum ratio of 200-to-1, with the exact ratio to be determined at the discretion of the Board.

On October 15, 2025, the Company entered into a Series A Preferred Stock Purchase Agreement with the Chairman of the Board and one of our shareholders pursuant to which we agreed to issue 500,000 and 250,000 shares of Series A Convertible Preferred Stock, par value $0.001 per share, at a price of $4.00 per share, for an aggregate purchase price of $2,000,000 and $1,000,000, respectively. The Company received the proceeds of $2,000,000 and $1,000,000 on October 17, 2025, and October 31, 2025, respectively.

On October 21, 2025, the Company filed a Certificate of Designation of Series A Preferred Stock (“Series A Designation”) that had the effect of designating 1,000,000 shares of its 5,000,000 authorized shares of preferred stock as Series A Preferred Stock. The Series A Designation as filed with the Secretary of State of Nevada is included as Exhibit 3.1 in the Current Report on Form 8-K, filed on October 27, 2025.

On October 20, 2025, the Company filed a Certificate of Designation of Series B Preferred Stock (“Series B Designation”) that had the effect of designating 15,000 shares of its 5,000,000 authorized shares of preferred stock as Series B Convertible Preferred Stock. The Series B Designation as filed with the Secretary of State of Nevada is included as Exhibit 3.2 in the Current Report on Form 8-K, filed on October 27, 2025.

On October 22, 2025, the Company entered into a Series B Preferred Stock Purchase Agreement with Spartan Capital Securities, LLC, pursuant to the terms and conditions of the Series B Agreement, the Investors committed to purchase up to $7,000,000 or 8,236 shares (the “Commitment Amount”) of the Company’s Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”) at a price per share of $850.00 (the “Series B Private Placement”), which represents a 15% original issuance discount. There will be three Closings: (i) $3,000,000 for the purchase of the Series B Preferred Stock funded at the Initial Closing; (ii) $1,000,000 for the purchase of the Series B Preferred Stock funded on the date the Company files, (a) the Registration Statement on Form S-1 required by and pursuant to the Registration Rights Agreement and (b) the Information Statement with the SEC; and (iii) $3,000,000 for the purchase of the Series B Preferred Stock funded within two (2) Business Days after (a) such Registration Statement is declared effective by the SEC and (b) the Information Statement has become effective under Rule 14c-2. The Company received the initial proceeds of $3,000,000 on October 23, 2025.

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

On July 11, 2025, Focus Universal signed a contract with Shenzhen Donghui Precision Mold Manufacturing Co., and commenced the mold tooling design for the Universal Smart Internet of Things (IoT). The Company believes that signing a contract to produce the product in the final design signifies technological feasibility for this product release, including the IoT software. Additionally, on October 14, 2025, the Company launched the Smart IoT apps in the Apple and Google Play Stores, for limited end client release prior to a broader general release. This milestone enabled full-scale production and commercialization for the IoT platform which had been developed under the Focus Universal name for many years.

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

We are scheduled to begin customer testing of our fully automated SEC financial reporting software. The Company plans to launch a technology roadshow to showcase this groundbreaking platform. Interested clients, partners, corporate filers, and investors will be welcomed to contact us for meetings and product demonstrations.

SEC financial reporting is traditionally a complex, costly, and time-consuming process. It includes:

•	Preparing consolidated financial statements,
•	drafting SEC reports using various office software and / or burdensome company-wide systems,
•	converting those documents into fully SEC-compliant files, and
•	embedding tags as required for regulatory filing.

For large organizations, this process is resource intensive and time consuming. For small public companies, the entire process may take several weeks. Delays in filing can result in SEC reviews, enforcement actions, and significant penalties.

Currently, several companies offer semi-automated solutions that address only part of the tagging process. We have developed a fully automated, end-to-end solution powered by both automation and Variegated AI. We believe the technology enables the computer to conduct the activities for which the computer is designed and optimal, while allowing humans to remain in the decision loop and center upon what they excel at.

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

On July 22, 2025, we began customer testing of our fully automated SEC financial reporting software in the final design format of the software product. The Company organized and conducted a technology roadshow to showcase the platform. Built-in validation, including self-consistency and compliance checks, ensures accuracy and eliminates human error. The solution provides a true one-click process from raw accounting data all the way to a complete SEC filing.

Management estimates that with this product what once took weeks of manual work can now be completed in minutes. Unlike other companies offering partial automation, our solution provides a true one-click process from raw accounting data all the way to a complete SEC filing. With years of development, our full automated software processing includes the final edgarization and XBRL tagging.

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

We signed a contract with Shenzhen Donghui Precision Mold Manufacturing Co., Ltd. and officially commenced the mold tooling design for the Universal Smart Internet of Things (IoT) today. For our Company this marks a pivotal milestone in the commercialization of the Universal Smart IoT, a breakthrough that has been over a decade in the making. With over a decade of innovation, we are now ready to move forward with full-scale production and commercialization. In doing so, we hope not only fulfill our promise to shareholders but also demonstrate to the world that deploying complex IoT technology can be as easy as plugging in an office phone. Our internal research suggests that our platform provides both a competitive edge and cost savings when compared to traditional, non-IoT devices—thanks to universal hardware and software shared across all sensors. Switching from one sensor to another requires no change to the underlying device’s hardware or software, enabling true interoperability across devices.

Intellectual Property Protection

Currently, the Company has 18 pending U.S. nonprovisional patent applications and 9 issued U.S. patents. As a result of our primary IP attorney switching firms from Knobbe Martens to Dority Manning, Focus Universal Inc, hired Dority Manning on July 16, 2024 to serve as outside intellectual property counsel for the Company.

Competitors

We have identified several competitors specifically in the wireless sensor node industry, including traditional instruments or device manufacturers. However, we are not trying to compete with traditional instruments or device manufacturers because we utilize our Ubiquitor device in conjunction with our smartphone application, which we believe will be a completely different product category.

There are many competitors in the SEC Financial Reporting software space, including Workiva, ActiveDisclosure, Datarails, and Carta. We believe that our product will be superior because our pricing will be substantially cheaper than the current competitors in the market. Also, since it is an integration for common desktop applications, we expect software implementation to be rapid, accessible, and straightforward.

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

Air Filtration Systems and Meter Products Industry

The air filtration system and meter products industry is a niche industry. Air purification methods are an effective way to control contaminants and improve indoor air quality; and as a result, many national and local governments overseeing indoor air quality and other emissions are enacting stricter workforce health and safety regulations in this area, which drives demand for our products.

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

Results of Operations

For the three months ended September 30, 2025 compared to the three months ended September 30, 2024

Revenue, cost of revenue and gross profit

	For the three months ended September 30, 2025	For the three months ended September 30, 2024	Increase (Decrease) $
Revenue	$28,689	$74,215	$(45,526)
Cost of revenue	30,301	42,530	(12,229)
Gross Profit (Loss)	$(1,612)	$31,685	$(33,297)

Our consolidated gross revenue for the three months ended September 30, 2025 and 2024 was $28,689 and $74,215, respectively. Cost of revenue for the three months ended September 30, 2025 was $30,301, compared to $42,530 for the three months ended September 30, 2024. The decrease in cost of revenue was due to higher cost of the LED materials for installation during this time period, though increases were somewhat nominal. In addition to the decrease in revenue and cost of revenue, gross profit (loss) decreased to $(1,612) compared to $31,685 for the three months ended September 30, 2025 and 2024, respectively. As a result, the gross profits decreased for the same reason.

The major components of our cost and operating expenses for the three months ended September 30, 2025 and 2024 are outlined in the table below:

	For the three months ended September 30, 2025	For the three months ended September 30, 2024	Increase (Decrease) $
Selling expense	$2,374	$30,936	$(28,562)
Compensation – officers and directors	124,981	575,255	(450,274)
Research and development	288,078	308,516	(20,438)
Professional fees	321,917	278,336	43,581
General and administrative	441,414	585,491	(144,077)
Total operating expenses	$1,178,764	$1,778,534	$(599,770)

Selling expenses for the three months ended September 30, 2025 were $2,374, compared to $30,936 for the three months ended September 30, 2024. Selling expenses were mainly from third party advertising fees and marketing related fees. The decrease in selling expenses was due to a decrease in advertising fees.

Compensation – officers and directors were $124,981 and $575,255 for the three months ended September 30, 2025 and 2024, respectively. The decrease in cost was a result of the decrease in the share price, resulting in a larger stock-based compensation for the directors associated.

Research and development costs were $288,078 and $308,516 for the three months ended September 30, 2025 and 2024, respectively. This decrease was a result of the decrease the number of R&D employees in this quarter.

Professional fees were $321,917 during the three months ended September 30, 2025, compared to $278,336 during the three months ended September 30, 2024. The increase in these professional fees compared to the prior period was due to an increase in legal fees for employment litigation defense.

General and administrative expenses for the nine months ended September 30, 2025 was $1,224,988 compared to $1,612,735 during the nine months ended September 30, 2024. The decrease of general and administrative expenses was primarily due to the Company receiving its employee retention credit from the internal revenue service in 2025.

Other Income (expense)

Other income for the three months ended September 30, 2025 was $14,001, compared to $3,215,560 for the three months ended September 30, 2024.

Loss from discontinued operations, net of tax

Loss from discontinued operations, net of tax was $0 and $26,784 during the three months ended September 30, 2025 and 2024, respectively. The decrease was due to the discontinued operations of AT Tech Systems LLC in August 2024.

Net income (losses)

During the three months ended September 30, 2025 and 2024, we incurred net income (loss) of $(1,166,375) and $1,441,927 respectively, due to the factors discussed above.

For the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024

Revenue, cost of revenue and gross profit

	For the nine months ended September 30, 2025	For the nine months ended September 30, 2024	Increase (Decrease) $
Revenue	$254,274	$264,954	$(10,680)
Cost of revenue	237,754	127,686	110,068
Gross Profit	$16,520	$137,268	$(120,748)

Our consolidated gross revenue for the nine months ended September 30, 2025 and 2024 was $254,274 and $264,954, respectively. Cost of revenue for the nine months ended September 30, 2025 was $237,754, compared to $127,686 for the nine months ended September 30, 2024. In addition to the decrease in revenue and cost of revenue, gross profit decreased to $16,520 compared to $137,268 for the nine months ended September 30, 2025 and 2024, respectively. This decrease was a result of a lower amount of revenues this quarter despite having a similar cost structure. In part, the decreased revenues were a result of uncertainty in the market with respect to tariff changes in the marketplace.

The major components of our cost and operating expenses for the nine months ended September 30, 2025 and 2024 are outlined in the table below:

	For the nine months ended September 30, 2025	For the nine months ended September 30, 2024	Increase (Decrease) $
Selling expense	$58,774	$96,027	$(37,253)
Compensation – officers and directors	375,725	687,303	(311,578)
Research and development	1,127,633	948,041	179,592
Professional fees	1,224,063	985,368	238,695
General and administrative	1,224,988	1,612,735	(387,747)
Total operating expenses	$4,011,183	$4,329,474	$(318,291)

Selling expenses for the nine months ended September 30, 2025 were $58,774, compared to $96,027 for the nine months ended September 30, 2024. Selling expenses were mainly from third party advertising fees and marketing related fees. The decrease in selling expenses was due to a decrease in advertising fees.

Compensation – officers and directors were $375,725 and $687,303 for the nine months ended September 30, 2025 and 2024, respectively. The decrease in cost was a result in the decrease in the share price, resulting in a larger stock-based compensation for the directors associated.

Research and development costs were $1,127,633 and $948,041 for the nine months ended September 30, 2025 and 2024, respectively. The increase this period was a result of increased R&D testing fee.

Professional fees were $1,224,063 during the nine months ended September 30, 2025, compared to $985,368 during the nine months ended September 30, 2024. The increase in these professional fees compared to the prior period was due to an increase in legal fees for employment litigation defense.

General and administrative expenses for the nine months ended September 30, 2025 was $1,224,988 compared to $1,612,735 during the nine months ended September 30, 2024. The decrease of general and administrative expenses was primarily due to the Company received its employee retention credit from internal revenue service in 2025.

Other Income (expense)

Other income for the nine months ended September 30, 2025 was $71,262, compared to $3,231,253 for the nine months ended September 30, 2024. There was an amount of bonus earned which was classified in other income from the previous financing options.

Loss from discontinued operations, net of tax

Loss from discontinued operations, net of tax was $0 and $277,823 during the nine months ended September 30, 2025 and 2024, respectively. The decrease was due to the discontinued operations of AT Tech Systems LLC in August 2024.

Net Losses

During the nine months ended September 30, 2025 and 2024, we incurred net loss of $3,923,401 and $1,238,776 respectively, due to the factors discussed above.

Liquidity and Capital Resources

Working Capital

	September 30, 2025	December 31, 2024
Current Assets	$771,077	$3,846,363
Current Liabilities	(705,638)	(876,975)
Working Capital	$65,439	$2,969,388

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

	For the nine months ended September 30, 2025	For the nine months ended September 30, 2024
Net cash used in operating activities	$(3,709,104)	$(3,658,901)
Net cash provided by (used in) investing activities	(27,318)	7,132,558
Net cash provided by financing activities	572,826	1,451,000
Effect of exchange rate	(14,838)	(11,681)
Net change in cash	$(3,178,434)	$4,912,976

Cash Flows from Operating Activities

Our net cash outflows from operating activities of $3,709,104 for the nine months ended September 30, 2025 was primarily the result of our net loss of $3,923,401 and changes in our operating assets and liabilities offset by the add-back of non-cash expenses, and operating activities from discontinued operations.

Our net cash outflows from operating activities of $3,658,901 for the nine months ended September 30, 2024 was primarily the result of our net loss of $1,238,776 and changes in our operating assets and liabilities offset by the add-back of non-cash expenses, and operating activities from discontinued operations.

We expect that cash flows from operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our net revenues and operating results, utilization of new revenue streams, in line with our shifting revenue streams, collection of accounts receivable, and timing of billings and payments.

Cash Flows from Investing Activities

For the nine months ended September 30, 2025 we had cash outflow from investing activities of $27,318 from the purchase of property and equipment of $27,318. For the nine months ended September 30, 2024, we had cash inflow from investing activities of $7,132,558 from the purchase of property and equipment of $13,250 and proceeds from sale of property of $7,145,808.

Cash Flows from Financing Activities

For the nine months ended September 30, 2025, we had cash inflows of $572,826 due to stock issued for private placement of $822,501 offset by the purchase of treasury stock of $249,675. For the nine months ended September 30, 2024, we had cash inflows of $1,451,000 due to proceeds from third party loan of $350,000, proceeds from related party loan of $1,101,000, repayment on related party loan of $2,101,000, repayment on third party loan of $275,000, stock issued for placement agent of $1,086,000 and stock issued for private placement of $1,290,000.

On November 16, 2024, we entered into a Securities Purchase Agreement (the “Agreement”) with Alumni Capital LP, a Delaware limited partnership. Pursuant to the Agreement, we have the right, but not the obligation to cause Alumni Capital LP to purchase up to $20,000,000 common stock, par value $0.001, at certain purchase price during the period beginning on the execution date of the Agreement and ending on the earlier of (i) the date which Alumni Capital has purchased $20,000,000 of the Company’s common stock pursuant to the Purchase Agreement or (ii) November 16, 2027. As of the date of issuance of the unaudited consolidated financial statements, the Company has only executed a purchase notice for an aggregate 262,692 shares to Alumni Capital LP, based on our Agreement, dated November 16, 2024, and the proceeds of an aggregate $822,501 have been received and recorded for the period ended September 30, 2025.

Going Concern

The Company has assessed its ability to continue as a going concern for a period of one year from the date of the issuance of these condensed consolidated financial statements. The Company has a net loss of $3,923,401 for the nine months ended September 30, 2025. In addition, the Company had an accumulated deficit of $29,705,709 as of September 30, 2025, and negative cash flow from operating activities of $3,709,104 for the nine months ended September 30, 2025. Substantial doubt about the Company’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the Company will be unable to meet its obligations as they become due within one year from the financial statement issuance date. The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern. The Company currently suffered recurring loss from operations, generated negative cash flow from operating activities, has an accumulated deficit and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These conditions raise substantial doubt as to its ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2024, has also expressed substantial doubt about the Company’s ability to continue as a going concern.

At September 30, 2025, the Company had cash and cash equivalents, and short-term investments, in the amount of $454,432. The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future and raising additional capital to meet its obligations and repay its liabilities arising from normal business operations when they come due. Since inception, the Company has funded its operations primarily through equity and debt financings, and it expects to continue to rely on these sources of capital in the future. Even if the Company is able to obtain additional financing, such financing may bring about undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in case of equity financing, or grant unfavorable terms in future licensing agreements. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company.

Off-Balance Sheet Arrangements

As of September 30, 2025, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation SK.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company and its subsidiaries from time to time involved in various legal proceedings that are handled and defended in the ordinary course of business. All legal proceedings has been settled during the nine months ended September 30, 2025 and the minimal impact of all settlement has been accounted for in these financial statements.

ITEM 1A.  RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered shares of common stock were sold during the nine months ended September 30, 2025.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the nine-month periods ended September 30, 2025 or 2024.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5.  OTHER INFORMATION

Our common stock trades on the Nasdaq Capital Market under the symbol “FCUV.”

During the quarter ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Focus Universal Inc.

Dated: November 10, 2025	By:	/s/ Desheng Wang Desheng Wang Chief Executive Officer

Dated: November 10, 2025	By:	/s/ Irving H. Kau Irving H. Kau Chief Financial Officer

