Form 10-K
period 2025-12-31
FOCUS UNIVERSAL INC.
filed 2026-03-31
CIK 1590418

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 001-40770

FOCUS UNIVERSAL INC.

(Exact name of registrant as specified in its charter)

Nevada	46-3355876
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

1515 W. Cameron Ave., Ste 210, West Covina, CA	91790
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (626) 272-3883

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	FCUV	The Nasdaq Stock Market LLC (Nasdaq Capital Market)

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

As of June 30, 2025, the aggregate market value of shares held by non-affiliates of the registrant (based upon the closing price of such shares on the Nasdaq Capital Market on June 30, 2025) was $14,396,268. For purposes of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors and 5% or greater stockholders. In the case of 5% or greater stockholders, we have not deemed such stockholders to be affiliates unless there are facts and circumstances which would indicate that such stockholders exercise any control over our company, or unless they hold 10% or more of our outstanding common stock. These assumptions should not be deemed to constitute an admission that all executive officers, directors and 5% or greater stockholders are, in fact, affiliates of our company, or that there are not other persons who may be deemed to be affiliates of our company. Further information concerning shareholdings of our officers, directors and principal stockholders is included in Part III, Item 12 of this Annual Report on Form 10-K.

The number of shares outstanding of the registrant’s common stock, $0.001 par value, outstanding as of March 25, 2026: 1,025,135. All information in this Annual Report on Form 10-K or Annual Report, relating to shares or price per share reflects the 1-for-10 reverse stock split effected by us on February 9, 2026.

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

On January 28, 2025, the Company filed a Certificate Change pursuant to Nevada Revised Statutes (“NRS”) 78.209 with the Secretary of State of the State of Nevada to effect a 1-for-10 reverse stock split of the Company’s (i) authorized Common Stock shares and (ii) issued and outstanding Common Stock shares. The reverse stock split became effective on January 31, 2025. All shares of Common Stock, options, warrants and securities convertible or exercisable into Common Stock have been adjusted to give retroactive effect to this reverse stock split for all periods presented. As a result of the reverse split, the Company was authorized to issue 15,000,000 shares of Common Stock.

On September 8, 2025, the Company filed its Second Amendment and Restatement to its Articles of Incorporation to increase the total number of its authorized capital stock to 30,000,000 shares with 25,000,000 shares designated as Common Stock and 5,000,000 shares designated as preferred stock.

On October 20, 2025, the Company filed a Certificate of Designation of Series B Preferred Stock (the “Series B Designation”) that had the effect of designating 15,000 shares of its 5,000,000 authorized shares of preferred stock as Series B Convertible Preferred Stock.

On October 21, 2025, the Company filed a Certificate of Designation of Series A Preferred Stock (the “Series A Designation”) that had the effect of designating 1,000,000 shares of its 5,000,000 authorized shares of preferred stock as Series A Preferred Stock.

On November 17, 2025, the Company increased the total number of authorized capital stock from 30,000,000 shares to 1,100,000,000 shares and designated 1,000,000,000 shares as Common Stock and designated 100,000,000 shares as preferred stock by filing a Third Amendment and Restatement to the Articles of Incorporation.

On December 5, 2025, the Company filed an amendment and restatement to the Series B Designation (the “Amended Series B Designation”) that provided for (i) a fixed floor price, adjusted in the event if reverse splits and/or subdivisions, (ii) the method of calculating the conversion price in the event of a reverse splits and/or subdivisions and (iii) grant of redemption rights to the holders of Series B Convertible Preferred Stock.

On February 9, 2026, the Company effected a reverse stock split of its outstanding common stock on a 1-for-10 basis. No adjustment was made to the Company’s authorized shares of capital stock. As such, the Company’s authorized capital stock consists of 1,000,000,000 shares of Common Stock and 100,000,000 shares of preferred stock with 1,000,000 shares of preferred stock designated as Series A Preferred Stock and 15,000 shares of preferred stock designated as Series B Convertible Preferred Stock.

Our principal executive offices are located at 1515 W Cameron Avenue, Ste. 210, West Covina, CA 91790. Our telephone number is (626) 272-3883, and our website is www.focusuniversal.com. Our website and the information contained therein, or connected thereto, are not intended to be incorporated into this Annual Report.

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

Other than our financial reporting software, the technologies, products and services that we have developed, and are currently developing, we believe will have significant applications in the IoT industry. The IoT refers to the overarching network created by billions of internet-compatible devices and machines that share data and information worldwide. As the sophistication of both hardware and software in the consumer electronics industry skyrockets, an increasing share of the electronic devices produced around the world are manufactured with internet connectivity. Forecasts suggest that by 2030, around 50 billion of these IoT devices will be in use worldwide, creating a massive web of interconnected devices spanning everything from smartphones to kitchen appliances. We believe that IoT will soon reach a critical limit; we do not have enough human labor and natural resources to support its growth. Fifty billion IoT devices will challenge existing resources. To address these challenges, we have segmented our operations and developed the technologies and products described below.

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

5G Ultra-narrowband Technology

Fifth generation (“5G”) telecommunications networks are expected to revolutionize the digital economy by enabling new applications that depend on ultra-fast communications on an industrial scale. 5G promises to deliver an improved end-user experience by offering new applications and services through gigabit speeds and significantly improved performance and reliability. A World Economic Forum report stated that by 2035 5G networks would contribute $13.2 trillion in economic value globally and generate 22.3 million jobs in the 5G global value chain from direct network investments and residual services. 5G networks and their related applications are expected to add three million jobs and $1.2 trillion to the economy in the U.S.

Though 5G offers a significant increase in speed and bandwidth over previous generation telecommunication networks, its more limited range for high-speed internet will require further infrastructure investments. A 5G network requires spectrum across low, mid, and high spectrum bands to deliver widespread coverage and support a wide range of use cases.

High band, mmWave spectrum is used primarily for urban and dense urban markets. The characteristics of high band, mmWave spectrum is that it is very wide and provides a significant increase in capacity. Because of the greater spectrum width, speed is increased, and transmission latency is reduced. However, the drawback is that high-band spectrum does not propagate over a large coverage area. For example, a 28 GHz mmWave spectrum can only travel 500 feet.

Low-band frequencies can travel long distances and penetrate buildings but can only carry a limited amount of data. High-band frequencies can carry a substantial amount of data, but due to their shorter wavelength, they travel shorter distances and are more susceptible to buildings and trees blocking the signal.

Unlike 4G LTE, which operates on established frequency bands below 6GHz, 5G requires frequencies up to 300GHz. Wireless carriers still need to bid for the costly higher spectrum bands, as they build and roll out their respective 5G networks. Adding the hardware required for 5G networks can significantly increase operating expenses. According to THALES, total global spending on 5G is set to reach $620 billion by 2025.

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

The UIMAGP and user interface specification codes work collectively to perform the function of traditional customized software, enabling UIMAGP to be shared by the estimated 20 billion IoT devices worldwide,[7][8] a feat that to our knowledge, current manual software designs have not been able not achieve.

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

Current Product Offering

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

In addition to the development of the universal smart IoT platform, Focus Universal has showcased the production model of Ubiqutors and scientific sensors developed by their team. These sensors include quantum photosynthetic active radiation sensors, TDS sensors, pH sensors, total dissolved oxygen sensors, pressure sensors, ORP sensors, temperature sensors, humidity sensors, carbon dioxide sensors, water level sensors, chlorine sensors, and turbidity sensors. These sensors are designed for use in agriculture, aquaculture, and the beverage industry. They are ready for marketing and have garnered significant interest at CES 2026 in Las Vegas. These sensors can be sold individually with Ubiquitors or bundled together to form an integrated IoT solution.

SEC Financial Reporting Software

Our subsidiaries Perfecular Inc. and Lusher Inc. are developing and designing a software to streamline SEC financial reporting for financial reporting and tax firms, which we named, One Touch Financial. Currently, we have completed the SEC financial reporting software in a Microsoft Word format. Our team is focused on streamlining the entire SEC financial reporting process for SEC attorneys, PCAOB accounting firms, and other financial reporting professionals. Our goal is that with a single click, our software automatically retrieves financial data from external accounting systems and generates consolidated financial statements and SEC reports in WORD, PDF, HTML, and XBRL formats—all within just a few minutes. Our developers are trying to completely eliminate human involvement when it comes to manually updating the numbers. This automation is designed to create an error-free, seamless process. Focus Universal expect to showcase the software to public in 2026.

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

Distribution Method

We intend to engage in relationships predominantly with standard U.S. component manufacturers and similar electronics providers for the manufacturing of unassembled parts of the Ubiquitor and its sensor nodes, and to then ship such parts to our Ontario, California facility where we assemble the Ubiquitor devices and sensor nodes. Afterwards, we intend to distribute our Ubiquitor devices to distributors and retailers directly and ship directly to traditional industrial instrument manufacturers. We have a sales department operating out of our Ontario, California office. We intend to market the Ubiquitor to industrial end-users through direct business-to-business sales channels and also directly to consumers via e-commerce internet platforms. For our quantum light meters, we intend to implement a direct sales method via Amazon.com and other online retailers.

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

Despite this forward technological momentum, a sector-wide study conducted by Cisco showed that 60 percent of IoT initiatives stalled at the very-early Proof of Concept (PoC) stage and only 26% of companies have had an IoT initiative that they considered a complete success. Herein lies both the key advantage of the platforms of the Company and its opportunities and strengths. Our combined platforms are able to eliminate redundant work and production costs in the early-stage development in the IoT sector, whereby project developers do not need to begin from scratch each time they develop a new IoT product, eliminating a significant part of their workload.

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

Research and Development Activities

For the year ended December 31, 2025, we spent a total of $919,965 on research and development activities; and for the year ended December 31, 2024, we spent a total of $1,381,937. A significant portion of our research and development activities are conducted in China by Focus Shenzhen.

Compliance with Environmental Laws

We are not aware of any environmental laws that have been enacted, nor are we aware of any such laws being contemplated for the future, that impact issues specific to our business.

Employees

As of the date of this report we have a total of 37 full-time employees. We do not have any part-time employees. The Company’s Chief Executive Officer and Secretary is Dr. Desheng Wang, and our Chief Financial Officer is Irving Kau. We have 29 full-time electrical and computer engineers (and engineering management staff) working on the research and development of our products. We have six full-time marketing employees and three full-time employees are working on administrative tasks. We also have a full-time accounting manager/controller.

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

We were incorporated on December 4, 2012; and as of December 31, 2025, we had an accumulated deficit of $31,023,411. Our current liquidity position raises substantial doubt about our ability to continue as a going concern. The Company has assessed its ability to continue as a going concern for a period of one year from the date of the issuance of these consolidated financial statements. The Company has a net loss of $4,787,769 and $3,200,138 for the years ended December 31, 2025 and 2024, respectively. In addition, the Company had an accumulated deficit of $31,023,411 and $25,782,308 as of December 31, 2025 and 2024, respectively, and negative cash flow from operating activities of $5,102,771 and $4,656,754 for the years ended December 31, 2025 and 2024, respectively. If we are not successful in growing revenues and controlling costs, we will not achieve profitable operations or positive cash flow, and even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

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

We depend on key personnel.

Our future success will depend in part on the continued service of key personnel, particularly, Desheng Wang, our Chief Executive Officer and Irving Kau, our Chief Financial Officer.

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

Our potential inability to adequately protect our intellectual property during the outsource manufacturing of n products in China could negatively impact our performance.

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

We currently source products from manufacturers in China, including digital, analog, and quantum light meters and certain components for our Ubiquitor device. Currently, the prices we offer to our U.S. customers are FOB (Free on Board) China. Only the cost of delivering the goods to the nearest port is included and the customer is responsible for the shipping from China and responsible for all other fees, including tariffs, associated with delivering the goods to the ultimate destination. If our customers changes the term to CIF (Cost, Insurance, and Freight) United States, then we would be responsible for the shipping costs and the tariff costs, which may reduce our gross margin, specially now that new tariffs may be imposed on goods imported from China. Thus, we may incur increases in costs due to changes in tariffs, import or export restrictions, other trade barriers, or unexpected changes in regulatory requirements, any of which could reduce our gross margins. Moreover, volatile economic conditions may impact the ability of our suppliers to make timely deliveries; and if a supplier fails to make a delivery, there is no guarantee that we will be able to timely locate an alternative supplier of comparable quality at an acceptable price.

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

The production, marketing and sale of digital products have inherent risks of liability in the event of product failure or claim of harm caused by product operation. Furthermore, even meritless claims of product liability may be costly to defend against. We do not currently have product liability insurance for our products. We may not be able to obtain this insurance on acceptable terms or at all. Because we may not be able to obtain insurance that provides us with adequate protection against all or even some potential product liability claims, a successful claim against us could materially deplete our assets. Moreover, even if we can obtain adequate insurance, any claim against us could generate negative publicity, which could impair our reputation and adversely affect the demand for our products, our ability to generate sales and our profitability. For the products we sell in the U.S., we also do not carry product liability insurance. It is our management’s position that these handheld battery-operated products do not carry substantial product liability risk and to the extent there are any product liability risks, such risks are born by the distributor, who does carry product liability insurance coverage for the products we provide to them, and they sell to their customers. However, it is possible that we could face liability in a products liability lawsuit for manufacturing defects or defective design since we design or manufacture the products sold by certain U.S. distributors.

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

Our business exposes us to potential product liability risks that are inherent in the design, manufacture, and sale of our products. If there are claims related to defective products (under warranty or otherwise), particularly in a product recall situation, we could be faced with significant expenses in replacing or repairing the product. For example, our Ubiquitor devices obtain raw materials, machined parts and other product components from suppliers who provide certifications of quality which we rely on. Should these product components be defective and pass undetected into finished products, or should a finished product contain a defect, we could incur significant costs for repairs, re-work and/or removal and replacement of the defective product. In addition, if a dispute over product claims cannot be settled, arbitration or litigation may result, requiring us to incur attorneys’ fees and exposing us to the potential of damage awards against us.

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

We have concluded that we have not maintained effective internal control over financial reporting through the years ended December 31, 2025, and December 31, 2024. Significant deficiencies and material weaknesses in our internal control could have material adverse effects on us.

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

Our CEO, Dr. Desheng Wang, owns approximately 22% of the outstanding shares of our common stock as of the date of this report. Our executive officers, directors, and 5% stockholders together own 39.7% of the outstanding shares of our common stock. Accordingly, our directors have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations, and the sale of all or substantially all of our assets. They also have the power to prevent or cause a change in control. The interests of our directors may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

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

Risks Related to the Ownership of our Common Stock

Our common stock is subordinated to our preferred stock.

As described in the Certificate of Designations, Preferences and Rights of the Series A Preferred Stock and Series B Preferred Stock, shares of Series A and Series B Preferred Stock rank senior to shares of Common Stock, with respect to rights on the distribution of assets in any voluntary or involuntary liquidation, dissolutions or winding up of the affairs of the Company.

Starting on January 19, 2026, the outstanding shares of Series B Preferred Stock will be redeemable at the holder of such shares option.

Beginning on January 19, 2026, the outstanding shares of Series B Preferred Stock is redeemable at the Series B holder’s option during certain periods over two (2) years. Redemption of the Series B Preferred Stock would result in the Company to meet such redemption obligations in cash or by finding a third party to purchase such shares of Series B Preferred Stock. No assurances can be given that we will have the funds available in the event a holder of Series B Preferred Stock elects to exercise the redemption rights nor that any third party will be willing to purchase such shares of Series B Preferred Stock. Our ability to meet such redemption obligations will depend on our earnings and cash flow. Furthermore, in the event of a redemption, the Company’s requirement to meet such redemption obligations could reduce funds available to further our business and business strategy. On January 19, 2026, the holders of the Series B Preferred Stock provided the Company with Redemption Notices requesting the Company to redeem all of their outstanding shares of Series B Preferred Stock. While the allotted time period for redemption (20 days), has passed, the Company and the Series B Holders remain engaged in negotiations to find an amicable solution. On February 19,2026, the Series B investors sent a redemption demand letter for 3,716 outstanding Series B Preferred shares, totaling $3,158,600. This demand letter was subsequently rescinded by the Series B holders while the Series B holders and management attempted to negotiate a settlement. On March 17, 2026, after the parties could not negotiate a successful settlement, the Series B investors renewed their redemption requests by emailing Company management a notice of default. The Company has engaged external advisors to assist in discussions with the holders of the Series B Preferred Stock and is currently engaged in ongoing negotiations to determine the most appropriate resolution that maximizes value for all stockholders, including the Series B shareholders.

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

As of March 25, 2026, we had 561,765 freely trading shares, after the Company’s Board of Directors approved a 10 to 1 reverse stock split. Any increase in freely trading shares, or the perception that such shares will or could come onto the market could have an adverse effect on the trading price of the stock. No prediction can be made as to the effect, if any, that sales of these shares, or the availability of such shares for sale, will have on the market prices prevailing from time to time. Nevertheless, the possibility that substantial amounts of common stock may be sold in the public market may adversely affect prevailing market prices for our common stock and could impair our ability to raise capital through the sale of our equity securities or impair our shareholders’ ability to sell on the open market.

You could be diluted from our future issuance of capital stock and derivative securities.

As of December 31, 2025, we had 915,097 shares of common stock outstanding and 7,263 shares of Series B Preferred Stock outstanding. We are authorized to issue up to 1,000,000,000 shares of common stock and 100,000,000 shares of preferred stock. To the extent of such authorization, our Board of Directors will have the ability, without seeking stockholder approval, to issue additional shares of common stock or preferred stock in the future for such consideration as the Board of Directors may consider sufficient. The issuance of additional common stock or preferred stock in the future may reduce a shareholder’s proportionate ownership and voting power.

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

If our existing stockholders sell substantial shares of our common stock in the public market, then the market price of our common stock could decrease significantly. The perception in the public market that our stockholders might sell shares of common stock also could depress the market price of our common stock. There are approximately 915,097 shares of our common stock outstanding as of December 31, 2025, of which approximately 480,006 shares are freely tradable.

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

On February 9, 2026, the Company effected a reverse stock split of its outstanding common stock on a 1-for-10 basis. No adjustment was made to the Company’s authorized shares of capital stock.

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

As previously disclosed, on June 30, 2025, we received a letter from Nasdaq’s Listing Qualifications Department (the “Staff”) that said our Market Value of Listed Securities had fallen below $35,000,000, and therefore, we no longer satisfy the requirements under Nasdaq Listing Rule 5550(b)(2) (the “MVLS Rule”). The Company has been provided an initial period of 180 calendar days, or until December 29, 2025 (the “Compliance Date”), to regain compliance with the MVLS Rule. If at any time before the Compliance Date, the Company’s MVLS closes at $35,000,000 or more for a minimum of ten consecutive business days, then this matter will be closed. If the Company does not regain compliance with the MVLS Rule prior to the expiration of the Compliance Date, the Company will receive notification from the Staff that its securities are subject to delisting.

As previously disclosed, on December 22, 2025, the Company received a conditional compliance letter from the Staff of the Nasdaq Stock Market (“Nasdaq”) notifying the Company that based on the Company’s disclosure on Form 8-K filed with the SEC on December 17, 2025, through which the Company discloses its belief of meeting the requirement of maintaining the minimum $2,500,000 in Stockholders’ equity, the Staff has determined that the Company complies with the MVLS Rule. However, the Staff provides that if the Company fails to provide evidence of compliance upon filing its next periodic report, the Company may be subject to delisting.

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

The smart home installation business is a highly competitive market, and we have numerous competitors who are already well-established in the market. We expect our competitors to continue improving the design and performance of their products and to introduce new products that could be competitive in both price and performance. The reason we believe that we could become competitive in this market segment is because we anticipate integrating the Ubiquitor device, and our platforms into AVX’s smart home installations. However, there is no guarantee that we can integrate the Ubiquitor device into AVX’s smart home installations. If we are unable to integrate the Ubiquitor device into smart home installations, we will not be able to achieve the competitive price and performance we anticipate achieving success. Alternatively, we may not be able to achieve a smart home installation at a cost-effective price that is sufficient to distinguish us from amongst the competition in this market segment.

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

Our board of directors manages our cybersecurity policies and processes, including those described in the “Risk Management and Strategy” section above. Together, they stay informed and manage how we identify, address, prevent and resolve cybersecurity issues and related matters. They also track how we prevent, identify, lessen, and address cybersecurity issues. This is done through checks of our systems, tests to identify security weaknesses, and encouraging management to maintain an incident response plan.

Item 2. PROPERTIES

We currently lease our offices located at 1515 W. Cameron Avenue, Ste. 210 West Covina, CA 91790 on a month-to-month basis. The property consists of commercial offices with a total office area of 3,546 square feet.

Focus Universal (Shenzhen) Technology Co. LTD entered into two separate thirty-six-month commercial leases with a third party for office spaces of approximately 2,017 and 3,449 square feet. These two leases ended in January and February 2026, respectively. In January 2026, Focus Universal (Shenzhen) Technology Co. LTD entered into another two separate thirty-six-month commercial lease with a third party for office space of approximately 3,700 and 4,230 square feet.

On January 21, 2026, we entered into a purchase, sale, and escrow agreement with 901 Corporate Center, LP to acquire a 100,743 sq. ft. office and commercial building, along with a four-level parking structure, located in Monterey Park, California.

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

On January 19, 2026, the Company received requests for redemption (the “Redemption Notices”) from the holders of the outstanding shares of Series B Convertible Preferred Stock (“Series B Preferred Stock”). Pursuant to the Certificate of Designation of Series B Preferred Stock, as amended, the holders of the outstanding shares of Series B Preferred Stock have the option to require the Company, to redeem all or less than all of the outstanding shares of Series B Preferred Stock. From the date the Company receives the Redemption Notice, the Company had 20 trading days (the “Time Period”) to redeem the shares of Series B Preferred Stock set forth in the notice for a price equal to the Purchase Price multiplied by the number of shares of Series B Preferred Stock subject to such redemption. Since the Company has received the Redemption Notice, the Time Period the Company had to redeem the shares of Series B Preferred Stock has since lapsed. As provided in the Certificate of Designation, with respect to redemption, the Company must comply with Nevada state law which prohibits certain distributions or redemptions. Therefore, management of the Company took the position that under Nevada state law, the Series B Transaction documents do not require the Company to redeem the Series B holders under the specific conditions demanded by the investors. As of March 16, 2026, a total of 6,447 shares of Series B Preferred Stock or an aggregate of $5,479,950 remain subject to redemption. On February 19, 2026, the Series B investors sent a redemption demand letter for 3,716 outstanding Series B Preferred shares, totaling $3,158,600. This demand letter was subsequently rescinded by the Series B holders while the Series B holders and management attempted to negotiate a settlement. On March 17, 2026, after the parties could not successfully negotiate a settlement, the Series B investors renewed their redemption requests by emailing Company management a notice of default. The Company has engaged external advisors to assist in discussions with the holders of the Series B Preferred Stock and is currently engaged in ongoing negotiations to determine the most appropriate resolution that maximizes value for all stockholders, including the Series B shareholders. In addition, management is actively working to identify potential buyers to purchase the Series B Preferred Stock from holders seeking redemption on mutually acceptable terms.

Item 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

On August 31, 2021, the Company commenced the trading of its common stock on the Nasdaq Capital Market under the symbol “FCUV.” From January 28, 2022, to September 22, 2024, the Company’s shares traded on the Nasdaq Global Market. Starting on September 23, 2024, our securities were transferred for trading in the Nasdaq Capital Market. On March 24, 2026, the last reported sale price of our common stock as reported on the Nasdaq Capital Market was $4.58 per share.

On September 23, 2014, our common stock was verified for trading on the OTCQB Market under the trading symbol “FCUV.” Prior to that time, there was no public market for our stock. The following table sets forth for the indicated periods the high and low intra-day sales price per share for our common stock on the Nasdaq Global Market and Nasdaq Capital Market (as applicable) for the four quarters of 2024 and 2025. As of September 23, 2024, our common stock trades upon the Nasdaq Capital Market.

	High	Low

2024: First Quarter	$179.00	$34.10
2024: Second Quarter	$42.79	$23.20
2024: Third Quarter	$47.00	$17.89
2024: Fourth Quarter	$48.50	$21.23

2025: First Quarter	$97.00	$33.40
2025: Second Quarter	$59.80	$32.00
2025: Third Quarter	$41.10	$18.20
2025: Fourth Quarter	$52.50	$7.53

Holders

As of March 25, 2026, there were 328 record holders of 1,025,135 shares of the Company’s common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is VStock Transfer, LLC.

Dividends

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

Securities Authorized for Issuance Under Equity Compensation Plans

On December 15, 2018, our Board of Directors presented the 2018 Equity Incentive Plan to the shareholders. On December 17, 2018, the holders of 63.051% of our issued and outstanding shares of common stock adopted a resolution by written consent without a meeting adopting the 2018 Equity Incentive Plan. The plan reserves an aggregate of 100,000 shares of the Company’s common stock, which provides for the payment of various forms of incentive compensation to employees, consultants, executives, and directors of the Company. The 2018 Equity Incentive Plan provides for the grant of the following types of stock awards: (i) incentive stock options; (ii) non-statutory stock options; (iii) stock appreciation rights; (iv) restricted stock awards; (v) restricted stock unit awards; and (vi) other stock awards. Under the 2018 Equity Incentive Plan, a ten percent stockholder will not be granted an incentive stock option unless the exercise price of such option is at least one hundred and ten percent of the fair market value on the date of grant and the option is not exercisable after the expiration of five years from the grant date. The Board of Directors determines the vesting schedule of the grants with broad discretion. On August 6, 2019, each member of the Board was granted 450 options to purchase shares at $380.00 per share. On December 11, 2020, each member of the Board was granted 225 options to purchase shares at $200.00 per share. On December 31, 2021, each member of the Board was granted 225 options to purchase shares at $591.00 per share. On December 30, 2022, each member of the Board was granted 225 options to purchase shares at $427.00 per share. On January 2, 2024, each member of the Board was granted 225 options to purchase shares at $150.00 per share. On January 2, 2025, each member of the Board was granted 225 options to purchase shares at $34.55 per share.

Recent sales of unregistered securities

None.

Issuer Purchases of Equity Securities

The following table shows the repurchases made in 2024 and 2025.

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 2024	4,098	$25.79	6,729	–
November 2024	1,922	$25.92	8,651	–
December 2024	4,546	$27.36	13,197	–
January 2025	321	$61.12	13,518	–
February 2025	20	$42.25	13,538	–
March 2025	2,826	$43.92	16,364	–
April 2025	77	$18.75	16,441	–
June 2025	713	$39.00	17,154	–
July 2025	1,846	$41.07	19,000	–
November 2025	2,430	$31.03	21,430	–
December 2025	8,851	$19.13	30,281	–

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

Our financial software design team has also made significant progress during 2025 to our One Touch Financial software product. Having the mathematical and graphical environments created, our team is focused on developing an automated 3D user interface design. Our public reporting automation software is completed and currently undergoing extensive testing. We have developed a Microsoft®-based add-on software that aims to streamline and automate the financial reporting preparation process. We believe the software will significantly simplify the Form 10-Q and Form 10-K preparation processes and make creating, editing and managing documents both simple and accurate. We believe our financial software is ready to commercialize. A cloud-based version of this software is currently under the development.

We have completed an initial production run of prototype Ubiquitor devices and intend to proceed into full-scale production during 2025. During 2025, we presented the Ubiquitor at several trade shows including CES 2024 and 2025. The Ubiquitor’s sensor analytics system integrates event-monitoring, storage and analytics software in a cohesive package that provides a holistic view of the sensor data it is reading. The Ubiquitor was first showcased at the Consumer Technology Association’s CES 2024 trade show, which attracted significant interest from potential customers.

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

Two of our products are ready for commercialization. These are our financial reporting software, One Touch Financial, and universal smart technology for smart meters and automation. We are currently looking for distribution partners for both products.

On January 21, 2026, the Company entered into a purchase, sale, and escrow agreement with 901 Corporate Center, LP to acquire a 100,743 sq. ft. office and commercial building, along with a four-level parking structure, located in Monterey Park, California. While investment in a building is not a core business activity for the Company, the planned acquisition of a new office building does present the Company with a very low real estate expense, in addition to a conservative 9-10% cap rate with a desirable location and market, based on industry professional analysis. The additional cash flow shall be used to offset corporate and general costs while the company continues to expect the IoT and financial software divisions to be able to generate revenues soon to bear those associated expenses.

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

Results of Operations

For the year ended December 31, 2025 compared to the year ended December 31, 2024

Revenue, cost of revenue and gross profit

	For the year ended December 31, 2025	For the year ended December 31, 2024	Increase (Decrease) $
Revenue	$255,023	$398,137	$(143,114)
Cost of revenue	290,275	387,936	(97,661)
Gross Profit (Loss)	$(35,252)	$10,201	$(45,453)

A summary of our revenue by product type for the fiscal years ended December 31, 2025 and 2024 is as follows:

	December 31, 2025	December 31, 2024
IoT Products	$255,023	$398,137
Total	$255,023	$398,137

Our consolidated gross revenue for the years ended December 31, 2025 and 2024 was $255,023 and $398,137, respectively. Revenue for the year ended December 31, 2025 decreased $143,114 due to a lower number of sales in the current year. Cost of revenue for the year ended December 31, 2025 was $290,275, compared to $387,936 for the year ended December 31, 2024. The decrease in cost of revenue was due to higher cost of the LED materials for installation during this time period, though increases were somewhat nominal. This, combined with a decrease in gross profit (loss), brought the total to $(35,252) for the year ended December 31, 2025, compared to $10,201 for the year ended December 31, 2024.

Operating Expenses

The major components of our operating expenses for the years ended December 31, 2025 and 2024 are outlined in the table below:

	For the year ended December 31, 2025	For the year ended December 31, 2024	Increase (Decrease) $
Selling expense	$60,289	$100,189	$(39,900)
Compensation – officers and directors	499,852	951,845	(451,993)
Research and development	919,965	1,381,937	(461,972)
Professional fees	1,302,800	1,660,590	(357,790)
General and administrative	2,075,107	2,115,891	(40,784)
Total operating expenses	$4,858,013	$6,210,452	$(1,352,439)

Selling expense for the year ended December 31, 2025 was $60,289, compared to $100,189 for the year ended December 31, 2024. Selling expense incurred was mainly from third party advertising fees. The decrease of selling expense was due to a decrease in advertising fees and trade show expenses.

Compensation – officers and directors were $499,852 and $951,845 for the years ended December 31, 2025 and 2024, respectively. The decrease in cost was a result in the decrease in the share price, resulting in a larger stock-based compensation for the directors associated.

Research and development costs were $919,965 and $1,381,937 for the years ended December 31, 2025 and 2024, respectively. The decrease was due to software costs being capitalized in the current year.

Professional fees were $1,302,800 during the year ended December 31, 2025 compared to $1,660,590 during the year ended December 31, 2024. The decrease in these professional fees compared to the prior period was due to a decrease in legal fees for employment litigation defense.

General and administrative expenses for the year ended December 31, 2025 was $2,075,107, compared to $2,115,891 for the year ended December 31, 2024. Overall, general and administrative expenses did not vary significantly between 2025 and 2024.

Other Income

Other income of $105,496 incurred during the year ended December 31, 2025, primarily consisted of interest income of $70,024, unrealized loss on marketable equity securities of $1,773, and other income of $37,245. Other income of $3,278,376 incurred during the year ended December 31, 2024, primarily consisted of gain on sale of property of $3,181,706, interest income of $40,853, interest expense – related party of $89,098, unrealized loss on marketable equity securities of $12,075, rental income of $96,541 and other income of $60,449.

Loss from discontinued operations, net of tax

Loss from discontinued operations, net of tax was $0 during the year ended December 31,2025, compared to $278,263 during the year ended December 31,2024. The decrease was due to the discontinued operations of AT Tech Systems LLC in August 2024.

Net Losses

During the years ended December 31, 2025 and 2024, we incurred net losses of $4,787,769 and $3,200,138 respectively, due to the factors discussed above.

Liquidity and Capital Resources

Working Capital

	December 31, 2025	December 31, 2024
Current Assets	$8,647,129	$3,846,363
Current Liabilities	(366,471)	(876,975)
Working Capital	$8,280,658	$2,969,388

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

	For the year ended December 31, 2025	For the year ended December 31, 2024
Net cash used in operating activities	$(5,102,771)	$(4,656,754)
Net cash provided by (used in) investing activities	(185,760)	7,127,121
Net cash provided by financing activities	9,648,113	706,094
Effect of exchange rate	(13,942)	(15,397)
Net change in cash	$4,345,640	$3,161,064

Cash Flows from Operating Activities

Our net cash outflows from operating activities of $5,102,771 for the year ended December 31, 2025, was primarily the result of our net loss of $4,787,769 and changes in our operating assets and liabilities offset by the add-back of non-cash expenses, and operating activities from discontinued operations.

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

Cash Flows from Investing Activities

For the year ended December 31, 2025, we had cash outflow from investing activities of $185,760. That was primarily the result from the purchase of property and equipment of $28,106, and capitalized software costs of $157,654. For the year ended December 31, 2024, we had cash inflow from investing activities of $7,127,121. That was primarily the result from the purchase of property and equipment of $18,687 and proceeds from sales of property of $7,145,808.

Cash Flows from Financing Activities

For the year ended December 31, 2025, cash inflows from financing activities of $9,648,113. That was primarily the result proceeds from sales of Series B Preferred Stock, net of $6,320,000, sales of Series A Preferred Stock issued for cash of $3,000,000, stock issued for placement agent $822,502, and purchases of treasury stock of $494,389.

For the year ended December 31, 2024, cash inflows from financing activities of $706,094. That was primarily the result proceeds from third party loan of $350,000, proceeds from related party loan of $1,101,000, repayment on related party loan of $2,101,000, repayment on third party loan of $350,000, common stock issued for placement agent $1,086,000, common stock issued for private placement of $1,290,000 and purchases of treasury stock of $669,906.

Going Concern

The Company has assessed its ability to continue as a going concern for a period of one year from the date of the issuance of these consolidated financial statements. The Company has a net loss of $4,787,769 and $3,200,138 for the years ended December 31, 2025 and 2024, respectively. In addition, the Company had an accumulated deficit of $31,023,411 and $25,782,308 as of December 31, 2025 and 2024, respectively, and negative cash flow from operating activities of $5,102,771 and $4,656,754 for the years ended December 31, 2025 and 2024, respectively. Substantial doubt about the Company’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the Company will be unable to meet its obligations as they become due within one year from the financial statement issuance date. The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern. The Company currently suffered recurring losses from operations, generated negative cash flow from operating activities, has an accumulated deficit and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These conditions raise substantial doubt as to its ability to continue as a going concern. These consolidated financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

At December 31, 2025, the Company had cash and cash equivalents, and short-term investments, in the amount of $7,957,845. The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future and raising additional capital to meet its obligations and repay its liabilities arising from normal business operations when they come due. Since inception, the Company has funded its operations primarily through equity and debt financings, and it expects to continue to rely on these sources of capital in the future. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in case of equity financing, or grant unfavorable terms in future licensing agreements.

Off-Balance Sheet Arrangements

As of December 31, 2025, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation SK.

On January 21, 2026, the Company entered into a purchase, sale, and escrow agreement with 901 Corporate Center, LP to acquire a 100,743 sq. ft. office and commercial building, along with a four-level parking structure, located in Monterey Park, California. The purchase price is $17,700,000, with an escrow deposit of $525,000. The escrow was initially scheduled to close within sixty days of opening escrow. The $525,000 deposit was placed into the escrow account on January 26, 2026. Both parties have executed several amendments to extend the closing date from February to March 2026. Subsequently, on March 20, 2026, the parties entered into a fifth amendment extending the contingency period to April 10, 2026. At this point in time, the Company has made significant progress towards financing, however there is no assurance that the financing will be completed or that it will be on terms acceptable to the Company.

On January 19, 2026, the Company received requests for redemption (the “Redemption Notices”) from the holders of the outstanding shares of Series B Convertible Preferred Stock (“Series B Preferred Stock”). Pursuant to the Certificate of Designation of Series B Preferred Stock, as amended, the holders of the outstanding shares of Series B Preferred Stock have the option to require the Company, to redeem all or less than all of the outstanding shares of Series B Preferred Stock. From the date the Company receives the Redemption Notice, the Company had 20 trading days (the “Time Period”) to redeem the shares of Series B Preferred Stock set forth in the notice for a price equal to the Purchase Price multiplied by the number of shares of Series B Preferred Stock subject to such redemption. Since the Company has received the Redemption Notice, the Time Period the Company had to redeem the shares of Series B Preferred Stock has since lapsed. As provided in the Certificate of Designation, with respect to redemption, the Company must comply with Nevada state law which prohibits certain distributions or redemptions. Therefore, management of the Company took the position that under Nevada law, the Series B Transaction documents do not require the Company to redeem the Series B holders under the specific conditions demanded by the investors. As of March 16, 2026, a total of 6,447 shares of Series B Preferred Stock or an aggregate of $5,479,950 remain subject to redemption. On February 19, 2026, the Series B investors sent a redemption demand letter for 3,716 outstanding Series B Preferred shares, totaling $3,158,600. This demand letter was subsequently rescinded by the Series B holders while the investors and management attempted to negotiate a settlement. On March 17, 2026, after the parties could not successfully negotiate a settlement, the Series B holders renewed their redemption requests by emailing Company management a notice of default. The Company has engaged external advisors to assist in discussions with the holders of the Series B Preferred Stock and is currently engaged in ongoing negotiations to determine the most appropriate resolution that maximizes value for all stockholders. In addition, management is actively working to identify potential buyers to purchase the Series B Preferred Stock from holders seeking redemption on mutually acceptable terms.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FOCUS UNIVERSAL INC. AND SUBSIDIARY

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Focus Universal Inc.

West Covina, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Focus Universal Inc. and Subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Issuance of Series B Redeemable Preferred Stock

Description of the Matter

As described in Note 6 – Series B Redeemable Preferred Stock (“Series B Preferred Stock”) to the financial statements, during the year ended December 31, 2025, the Company entered into a Series B Preferred Stock Purchase Agreement pursuant to which the Company agreed to issue up to 8,236 shares of Series B Preferred Stock, par value $0.001 per share, at a price of $850 per share (pre-reverse split), for an aggregate purchase price of $7,000,000, subject to $680,000 direct financing costs, receiving net proceeds of $6,320,000. The Certificate of Designation of the Series B Preferred Stock, as amended, also contained provisions that would allow the holder certain redemption rights.

The Company accounted for this transaction as mezzanine (temporary) equity under ASC 480 due to redemption features exercisable at the option of the holder or upon events not solely within the Company’s control. Furthermore, the Company recorded the closing costs as a reduction of the initial carrying amount of the instrument that will be accreted over the redemption period.

We determined this to be a Critical Audit Matter as it is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved especially challenging, subjective, or complex judgments.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

•	We obtained and examined the supporting Series B Preferred Stock purchase agreements including the certificates of designation, to understand the specific terms and conditions, including conversion and redemption features.

•	We obtained and tested the Company’s analysis of the transaction in accordance with the current accounting guidance, vouched the receipt of the proceeds and issuance of the shares, and tested the mathematical recalculation of then accretion during the period.

•	We evaluated the adequacy of the Company’s disclosures related to the Convertible Preferred Stock and related accounting conclusions.

We have served as the Company’s auditor since 2024.

/s/ Weinberg & Company, P.A.

Weinberg & Company, P.A.
March 31, 2026

Los Angeles, CA

FOCUS UNIVERSAL INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2025	2024
ASSETS
Current Assets:
Cash	$7,934,958	$3,589,318
Accounts receivable, net	7,125	5,584
Inventories, net	99,813	126,071
Other receivables	20,000	–
Prepaid expenses	492,953	100,730
Marketable securities	22,887	24,660
Deposit – current portion	69,393	–
Total Current Assets	8,647,129	3,846,363

Property and equipment, net	66,705	60,485
Operating lease right-of-use asset	12,501	108,270
Capitalized software costs	159,179	–
Deposits	–	65,195

Total Assets	$8,885,514	$4,080,313

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$358,007	$702,065
Other current liabilities	–	68,204
Lease liability, current portion	8,464	106,706
Total Current Liabilities	366,471	876,975

Non-Current Liabilities:
Lease liability, less current portion	–	8,114

Total Liabilities	366,471	885,089

Redeemable Preferred Stock:
Series B convertible redeemable preferred stock, par value $0.001 per share, 15,000 shares authorized; 7,263 and 0 shares issued and outstanding as of December 31, 2025 and 2024, respectively (Net of discount of $226,666)	5,946,284	–

Contingencies (Note 11)

Stockholders’ Equity:
Common stock, par value $0.001 per share, 1,000,000,000 shares authorized; 915,097 and 715,366 shares issued and outstanding as of December 31, 2025 and 2024, respectively	915	715
Treasury stock (17,085 and 34,897 shares held at December 31, 2025 and 2024, respectively)	(494,390)	(1,055,592)
Additional paid-in capital	34,038,158	30,032,026
Shares to be issued, common shares (5,794 and 568 shares at December 31, 2025 and 2024, respectively)	82,884	25,573
Accumulated deficit	(31,023,411)	(25,782,308)
Accumulated other comprehensive loss	(31,397)	(25,190)
Total Stockholders’ Equity	2,572,759	3,195,224

Total Liabilities, Redeemable Preferred Stock and Stockholders’ Equity	$8,885,514	$4,080,313

The accompanying notes are an integral part of these consolidated financial statements.

FOCUS UNIVERSAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2025	2024
Revenue	$255,023	$398,137
Cost of revenue	290,275	387,936

Gross (Loss) Profit	(35,252)	10,201

Operating Expenses
Selling expense	60,289	100,189
Compensation - officers and directors	499,852	951,845
Research and development	919,965	1,381,937
Professional fees	1,302,800	1,660,590
General and administrative	2,075,107	2,115,891
Total Operating Expense	4,858,013	6,210,452

Loss from Operations	(4,893,265)	(6,200,251)

Other Income (Expense):
Interest income, net	70,024	40,853
Interest expense - related party	–	(89,098)
Gain on disposal of property	–	3,181,706
Unrealized loss on marketable equity securities	(1,773)	(12,075)
Rental income	–	96,541
Other income	37,245	60,449
Total other income	105,496	3,278,376

Loss from continuing operations before income taxes	(4,787,769)	(2,921,875)

Loss from discontinued operations, net of tax	–	(278,263)

Net loss	$(4,787,769)	$(3,200,138)

Accretion of redeemable preferred stock	(453,334)	–

Net loss available to common stockholders	$(5,241,103)	$(3,200,138)

Other comprehensive items
Foreign currency translation loss	(6,207)	(11,626)

Total comprehensive loss	$(5,247,310)	$(3,211,764)

Basic and fully diluted net loss per shares:
Continuing operations:	$(7.07)	$(4.35)
Discontinued operations:	$–	$(0.42)
Net Loss	$(7.07)	$(4.77)

Weight Average Number of Common Shares Outstanding: Basic and Diluted	742,201	671,513

The accompanying notes are an integral part of these consolidated financial statements.

FOCUS UNIVERSAL INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2025 and 2024

	Series B Redeemable Preferred Stock		Common stock		Treasury stock	Additional Paid-In	Shares to be issued Common	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
Description	Shares	Amount	Shares	Amount	Amount	Capital	Shares	Deficit	Loss	Equity
Balance – December 31, 2023	–	$–	647,718	$648	$(434,048)	$26,500,284	$74,476	$(22,582,170)	$(13,564)	$3,545,626
Stock based compensation - options	–	–	–	–	–	147,975	–	–	–	147,975
Stock based compensation - shares	–	–	1,260	1	–	466,195	(48,903)	–	–	417,293
Retirement of treasury stock	–	–	(300)	–	48,362	(48,362)	–	–	–	–
Purchase of treasury stock	–	–	(24,330)	(24)	(669,906)	24	–	–	–	(669,906)
Stock issued for placement agent	–	–	37,500	37	–	1,085,963	–	–	–	1,086,000
Stock issued for private placement	–	–	43,000	43	–	1,289,957	–	–	–	1,290,000
Fair value of stock issued to placement agent as commitment fee	–	–	10,518	10	–	249,990	–	–	–	250,000
Stock based compensation related to discount on shares sold to related parties	–	–	–	–	–	340,000	–	–	–	340,000
Other comprehensive loss	–	–	–	–	–	–	–	–	(11,626)	(11,626)
Net loss	–	–	–	–	–	–	–	(3,200,138)	–	(3,200,138)

Balance – December 31, 2024	–	$–	715,366	$715	$(1,055,592)	$30,032,026	$25,573	$(25,782,308)	$(25,190)	$3,195,224

Stock based compensation - options	–	–	–	–	–	41,136	–	–	–	41,136
Stock based compensation - shares	–	–	1,005	1	–	371,234	57,311	–	–	428,546
Purchase of treasury stock	–	–	–	–	(494,389)	–	–	–	–	(494,389)
Stock split rounding up	–	–	30,928	31	–	(31)	–	–	–	–
Retirement of treasury stock	–	–	(34,897)	(34)	1,055,591	(1,055,557)	–	–	–	–
Stock issued for cash	–	–	26,269	26	–	822,476	–	–	–	822,502
Issuance of series A preferred stock to related party, and subsequent conversion to common	–	–	82,500	82	–	2,999,918	–	–	–	3,000,000
Issuance of convertible preferred stock – Series B	8,236	6,320,000	–	–	–	–	–	–	–	–
Conversion of Series B preferred stock to common stock	(973)	(827,050)	93,926	94	–	826,956	–	–	–	827,050
Preferred stock accretion	–	453,334	–	–	–	–	–	(453,334)	–	(453,334)
Other comprehensive loss	–	–	–	–	–	–	–	–	(6,207)	(6,207)
Net loss	–	–	–	–	–	–	–	(4,787,769)	–	(4,787,769)

Balance – December 31, 2025	7,263	$5,946,284	915,097	$915	$(494,390)	$34,038,158	$82,884	$(31,023,411)	$(31,397)	$2,572,759

The accompanying notes are an integral part of these consolidated financial statements.

FOCUS UNIVERSAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2025	2024
Cash flows from operating activities:

Net Loss	$(4,787,769)	$(3,200,138)
Adjustments to reconcile net loss to net cash from operating activities:
Gain on sale of warehouse	–	(3,181,706)
Bad debt expense	–	4,852
Inventory reserve	–	211,014
Depreciation expense	23,801	73,611
Unrealized (gain) or loss on marketable equity securities	1,773	12,075
Stock-based compensation - shares	428,546	417,293
Stock based compensation - options	41,136	147,975
Compensation cost related to sale of common shares to related parties	–	340,000
Fair value of shares issued as commitment fee	–	250,000
Changes in operating assets and liabilities:
Accounts receivable	(1,541)	3,092
Inventories	26,258	(55,014)
Other receivable	(20,000)	20,407
Prepaid expenses	(390,859)	(13,075)
Deposit	(3,029)	(41,825)
Operating lease right-of-use asset	97,765	87,869
Accounts payable and accrued liabilities	(342,304)	272,841
Other current liabilities	(68,204)	42,345
Lease liabilities	(108,344)	(88,735)
Other liabilities	–	(12,335)
Net cash flows used in operating activities from continuing operations	(5,102,771)	(4,709,454)
Net cash flows provided by (used in) operating activities from discontinuing operations	–	52,700
Net cash used in operating activities	(5,102,771)	(4,656,754)

Cash flows from investing activities:
Purchase of property and equipment	(28,106)	(18,687)
Proceeds from sales of property	–	7,145,808
Capitalized software costs	(157,654)	–
Net cash flows provided by (used in) investing activities	(185,760)	7,127,121

Cash flows from financing activities:
Proceeds from sale of series B preferred stock, net	6,320,000	–
Series A preferred stock issued for cash	3,000,000	–
Proceeds from third party loan	–	350,000
Proceeds from related party loan	–	1,101,000
Repayment on related party loan	–	(2,101,000)
Repayment on third party loan	–	(350,000)
Common stock issued for placement agent	–	1,086,000
Common stock issued for private placement	822,502	1,290,000
Purchase of treasury stock	(494,389)	(669,906)
Net cash flows provided by financing activities	9,648,113	706,094

Effect of exchange rate	(13,942)	(15,397)

Net change in cash	4,345,640	3,161,064

Cash beginning of year	3,589,318	428,254

Cash end of year	$7,934,958	$3,589,318

Supplemental cash flow disclosure:
Cash paid for income taxes	$3,807	$–
Cash paid for interest	$–	$4,209

Supplemental disclosure of non-cash investing and financing activities:
Receiving discount upon issuance of redeemable series B preferred stock	$680,000	$–
Accretion of redeemable series B preferred stock discount	$453,334	$–
Conversion of series B preferred stock into common stock	$827,050	$–

The accompanying notes are an integral part of these consolidated financial statements.

FOCUS UNIVERSAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

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

AT Tech Systems was a subsidiary of Focus and specialized in commercial and industrial smart IoT installation projects in areas throughout Southern California. On August 5, 2024, the Company and the segment manager of AT Tech Systems LLC reached a tentative oral agreement to terminate his employment, and the employment of his two team members. The Company discontinued operations of AT Tech Systems on August 21, 2024, with a termination cost of $22,000 and is now presenting these operations as discontinued. (See Note 9)

Note 2 – Summary of Significant Accounting Policies

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

Cash

The Company considers all highly liquid investments with a maturity of three months or less to be cash. At times, such investments may be in excess of Federal Deposit Insurance Corporation (FDIC) insurance limit. As of December 31, 2025, and 2024, approximately $7,441,498 and $2,781,560 of the Company’s cash was not insured by the FDIC. There were no cash equivalents held by the Company at December 31, 2025 and 2024.

Accounts Receivable

The Company grants credit to clients that sell the Company’s products or engage in construction service under credit terms that it believes are customary in the industry and do not require collateral to support customer receivables. The accounts receivable balances are generally collected within 30 to 90 days of the product sale.

Allowance for doubtful accounts

The Company estimates an allowance for doubtful accounts based on historical collection trends and review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. As of December 31, 2025 and 2024, allowance for doubtful accounts amounted to $278,201 and $278,201, respectively.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company limits its exposure to credit loss by investing its cash with high credit quality financial institutions.

Major customers

For the years ended of December 31, 2025 and 2024, the Company’s revenue received from the following customers and were set out as below:

	For the years ended December 31,
	2025		2024
	Amount	% of Total Revenue	Amount	% of Total Revenue
Customer A	$132,531	52%	$–	–
Customer B	81,242	32%	83,548	21%
Customer C	26,019	10%	(*)	(*)
Customer D	–	–	69,325	17%
Customer E	–	–	54,479	14%
Customer F	–	–	50,053	13%

_________________

(*)	Revenue for the year ended had not exceeded 10% or more of the consolidated revenue.

Major vendors

For the years ended of December 31, 2025 and 2024, the Company’s purchase from the following vendors and were set out as below:

	For the years ended December 31,
	2025		2024
	Amount	% of Total Purchase	Amount	% of Total Purchase
Vendor A	$69,912	70%	$147,591	83%
Vendor B	21,870	22%	21,822	12%

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

Long-Lived Assets

The Company applies the provisions of FASB ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Long-term assets of the Company are reviewed when circumstances warrant as to whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. Based on its review at December 31, 2025 and 2024, the Company believes there was no impairment of its long-lived assets.

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

To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

•	Level 1: Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

•	Level 2: Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

•	Level 3: Pricing inputs that are generally unobservable inputs and not corroborated by market data.

The following table summarize financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 and 2024:

	December 31, 2025
	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
Assets
Marketable securities:
Stock	$22,887	$–	$–	$22,887
Total assets measured at fair value	$22,887	$–	$–	$22,887

	December 31, 2024
	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
Assets
Marketable securities:
Stock	$24,660	$–	$–	$24,660
Total assets measured at fair value	$24,660	$–	$–	$24,660

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

Comprehensive Income (Loss)

Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income (loss) as these amounts are recorded directly as an adjustment to stockholders’ equity. Other comprehensive loss for the years ended December 31, 2025 and 2024 was comprised of foreign currency translation adjustments.

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

Redeemable Convertible Preferred Stock

The Company accounts for its Series B Convertible Preferred Stock in accordance with the guidance in ASC Topic 480, Distinguishing Liabilities from Equity, and related SEC guidance for redeemable equity instruments.

The Series B Convertible Preferred Stock contains redemption features that are exercisable at the option of the holders and upon the occurrence of certain events that are not solely within the Company’s control. Accordingly, the Series B Convertible Preferred Stock is classified as temporary equity and presented outside of permanent equity in the consolidated balance sheets.

The preferred stock is initially recorded at its issuance date carrying amount, net of directly attributable issuance costs. The Company subsequently adjusts the carrying amount of the redeemable preferred stock to equal the redemption value at the end of each reporting period. Changes in redemption value are recognized immediately as they occur through charges or credits to additional paid-in capital (or accumulated deficit if additional paid-in capital is not available).

Upon conversion of the preferred stock into common stock, the related carrying amount is reclassified to stockholders’ equity.

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

Income taxes are accounted for using the asset and liability method. Deferred income taxes are provided for temporary differences in recognizing certain income, expense and credit items for financial reporting purposes and tax reporting purposes. Such deferred income taxes primarily relate to the difference between the tax basis of assets and liabilities and their financial reporting amounts. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates applicable to the future years in which deferred tax assets or liabilities are expected to be settled or realized. There was no material deferred tax asset or liabilities as of December 31, 2025 and 2024.

As of December 31, 2025 and 2024, the Company did not identify any material uncertain tax positions.

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

Year ended December 31,	2025	2024
Stock options	7,614	6,264
Total	7,614	6,264

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

	Average Rate for the Year Ended December 31,
	2025		2024
China Yuan (RMB)	RMB	7.1872	RMB	7.0714
United States Dollar ($)		$1.0000		$1.0000

	Exchange Rate at
	December 31, 2025		December 31, 2024
China Yuan (RMB)	RMB	6.9949	RMB	7.2975
United States Dollar ($)		$1.0000		$1.0000

Going Concern

The Company has assessed its ability to continue as a going concern for a period of one year from the date of the issuance of these consolidated financial statements. The Company has a net loss of $4,787,769 and $3,200,138 for the years ended December 31, 2025 and 2024, respectively. In addition, the Company had an accumulated deficit of $31,023,411 and $25,782,308 as of December 31, 2025 and 2024, respectively, and negative cash flow from operating activities of $5,102,771 and $4,656,754 for the years ended December 31, 2025 and 2024, respectively. Substantial doubt about the Company’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the Company will be unable to meet its obligations as they become due within one year from the financial statement issuance date. The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern. The Company currently suffered recurring losses from operations, generated negative cash flow from operating activities, has an accumulated deficit and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These conditions raise substantial doubt as to its ability to continue as a going concern. These consolidated financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

At December 31, 2025, the Company had cash and cash equivalents, and short-term investments, in the amount of $7,957,845. The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future and raising additional capital to meet its obligations and repay its liabilities arising from normal business operations when they come due. Since inception, the Company has funded its operations primarily through equity and debt financings, and it expects to continue to rely on these sources of capital in the future. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in case of equity financing, or grant unfavorable terms in future licensing agreements.

Reverse Stock Splits

On January 31, 2025, we effected a 10 for 1 reverse stock split of the Company’s authorized stock and issued and outstanding shares of Common Stock by filing a Certificate of Change pursuant to pursuant to Nevada Revised Statutes (“NRS”) Section 78.209.

On February 9, 2026, we effected a 10 for 1 reverse stock split of the Company’s issued and outstanding shares of Common Stock by filing an Amendment to the Articles of Incorporation. All share and per share amounts were retroactively adjusted to reflect this split as if it occurred at the earliest period presented.

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

Note 4 – Inventory

At December 31, 2025 and 2024, inventory consisted of the following:

	December 31, 2025	December 31, 2024
Finished goods	$304,967	$337,085
Less: Inventory reserve	(205,154)	(211,014)
Inventories	$99,813	$126,071

Note 5 – Property and Equipment

At December 31, 2025 and 2024, property and equipment consisted of the following:

	December 31, 2025	December 31, 2024
Building improvement	$14,620	$14,620
Furniture and fixture	42,676	42,033
Equipment	168,749	137,966
Software	1,995	1,995
Total cost	228,040	196,614
Less accumulated depreciation	(161,335)	(136,129)
Property and equipment, net	$66,705	$60,485

Depreciation expense for the years ended December 31, 2025 and 2024 amounted to $23,801 and $73,611, respectively.

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

The purchase price for the property was $7,460,250. The Company received net proceeds of $7,145,808 after closing costs, of which $1,481,208 was paid directly to settle certain outstanding debt and accrued interest and other amounts owed. In addition, the Company incurred $314,442 of closing costs resulting in a gain of $3,181,706 from the sale of the property. On July 8, 2024, the Company entered into a twelve-month Standard Industrial/Commercial Single-Tenant Lease with the buyer for an approximately 14,004 square foot office and warehouse space. The lease commenced on July 4, 2024 and expired on July 31, 2025. The monthly rent is $16,804 on a month-to-month basis (See Note 7).

Note 6 – Series B Redeemable Preferred Stock (Temporary Equity)

On October 21, 2025, the Company entered into a Series B Preferred Stock Purchase Agreement with Spartan Capital Securities, LLC (“Spartan”), pursuant to the terms and conditions of the Series B Preferred Stock Purchase Agreement, the Investors committed to purchase up to $7,000,000 or 8,236 shares (the “Commitment Amount”) of the Company’s Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”) at a price per share of $850.00 (the “Series B Private Placement”), which represents a 15% original issuance discount. There were three Closings: (i) $3,000,000 for the purchase of the Series B Preferred Stock funded at the Initial Closing; (ii) $1,000,000 for the purchase of the Series B Preferred Stock funded on the date the Company files: (a) the Registration Statement on Form S-1 required by and pursuant to the Registration Rights Agreement, and (b) the Information Statement with the SEC; and (iii) $3,000,000 for the purchase of the Series B Preferred Stock funded within two (2) Business Days after: (a) such Registration Statement is declared effective by the SEC, and (b) the Information Statement has become effective under Rule 14c-2. The Company received net proceeds of $6,320,000 on December 19, 2025. The proceeds were net of closing costs of $680,000 which was recorded as a discount and will be amortized over the earliest date of the redemption period. On December 5, 2025, the Company filed the Amended and Restated Certificate of Designations, Preferences, and Rights of the Series B Convertible Preferred Stock that had the effect of altering the conversion price and floor price calculations of the Series B Preferred Stock in the event that the Company approves a subdivision, reverse stock split, or similar transaction. The amendment to Series B Designation also provided for voluntary redemption rights at the option of the holder of Series B Preferred Stock and upon the occurrence of events outside the Company’s control. On or after January 19, 2026, and for a period of two years thereafter, each holder of Series B Preferred Stock shall have the right, but not the obligation, to require the Company to redeem all or a portion of the outstanding Series B shares held by them during specified periods within the redemption window. The initial redemption period will last ninety days, beginning on January 19, 2026. Subsequent redemption periods will each last thirty days and commence on the following dates: (i) July 1, 2026; (ii) October 1, 2026; (iii) December 1, 2026; (iv) July 1, 2027; (v) October 1, 2027; and (vi) December 1, 2027.

The holders of the Series B Preferred Stock may, at any time and from time to time, require the Company to convert their Series B Preferred Stock shares into common stock. The conversion price shall be equal to 85% of the lowest daily volume-weighted average price (VWAP) of the Company’s common stock during the ten trading days immediately preceding the applicable conversion date or other determination date, subject to the adjustments set forth herein. In no event, however, shall the conversion price be less than the floor price of $7.84. The Company classifies the Series B Preferred Stock outside of permanent equity (as temporary equity within the mezzanine section between liabilities and equity on the consolidated balance sheets) since the redemption of such shares is not solely within the Company’s control. During the year ended December 31, 2025, 973 shares of Series B Preferred Stock were converted into 93,926 shares of common stock, and there was an accretion of the discount of $453,334 which has been reflected as an addition to the net loss allocated to common stockholders. At December 31, 2025, 7,263 shares of the Series B Preferred Stock remain outstanding and the Series B Preferred Stock has been recorded at its redemption value of $5,946,284. See note 13 for subsequent redemption demand.

As of December 31, 2025, Series B Preferred Stock shares reflected on the balance sheet is reconciled on the following table:

Series B Preferred Stock
Gross proceeds	$7,000,000
Less:
Preferred stock issuance costs	(680,000)
Value converted into common stock	(827,050)
Plus:
Accretion of carrying value to redemption value	453,334
Preferred stock subject to possible redemption	$5,946,284

Note 7 – Leases

Operating Leases

On January 16, 2023, Focus Universal (Shenzhen) Technology Co. LTD entered into a thirty-six month commercial lease with a third party for an approximately 2,017 square foot office space. The lease commenced on February 1, 2023 and will end on January 31, 2026. The monthly rent is RMB 29,974 (approximately $4,171) with approximately an 11.1% to 12.5% increase rate in each additional year. The incremental borrowing rate for a lease is the rate of interest the Company would have to pay on a collateralized basis to borrow an amount equal to the lease payments for the asset under similar term, which is 10%. Lease expense for the lease is recognized on a straight-line basis over the lease term.

On February 22, 2023, Focus Universal (Shenzhen) Technology Co. LTD entered into a thirty-six month commercial lease with a third party for an approximately 3,449 square foot office space. The lease commenced on March 31, 2023 and will end on February 28, 2026. The monthly rent is RMB 35,246 (approximately $4,904) with approximately an 11.1% to 12.5% increase rate in each additional year. The incremental borrowing rate for a lease is the rate of interest the Company would have to pay on a collateralized basis to borrow an amount equal to the lease payments for the asset under similar terms, which is 10%. Lease expense for the lease is recognized on a straight-line basis over the lease term.

Operating lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. As of December 31, 2025 and 2024, operating lease right-of use assets and lease liabilities were as follows:

	December 31, 2025	December 31, 2024
Operating lease right-of-use assets, net	$12,501	$108,270
Lease liabilities, current portion	$8,464	$106,706
Lease liabilities, less current portion	$–	$8,114

Lease term and discount rate:

	December 31, 2025	December 31, 2024
Weighted average remaining lease term:
Operating lease	0.08 to 0.25 years	0.83 to 1.00 years
Weighted average discount rate:
Operating lease	10%	10%

The minimum future lease payments are as follows:

Amount
Year ending December 31, 2026	$8,989
Total minimum lease payment	8,989
Less: imputed interest	(525)
Present value of future minimum lease payments	$8,464

Short-term leases

On July 8, 2024, the Company entered into a Standard Industrial/Commercial Single-Tenant Lease (the “Lease”) with the Veena Asset Management, LLC to lease the same Focus Universal premises located at 2311 East Locust Court, Ontario, CA 91761 back for one year commencing at the close of escrow of the Purchase Agreement and ending on July 31, 2025, for 14,004 square foot office and warehouse space. Base monthly rent is $16,804, with a total of $58,812 due upon execution of the lease. The Company is currently leasing this facility on a month-to-month basis.

The Company recorded its operating lease cost of $324,391 and $143,097 for the years ended December 31, 2025 and 2024, respectively. This is included in general and administrative expenses.

Note 8 – Stockholders’ Equity

Series A Preferred Stock

On October 27, 2025, the Company completed the sale of 75,000 shares of Series A Preferred Stock in a private placement to Edward Lee, the Chairman of the Company’s Board of Directors at the time, as the lead investor and other accredited investors for an aggregate purchase price of $3,000,000, or $40.00 per share (the “Series A Private Placement”).

On or about November 17, 2025, the Company received notice from the holders of Series A Preferred Stock, including Edward Lee, of their election to convert their shares of Series A Preferred Stock to Common Stock. As a result of the conversion of Series A Preferred Stock, the Company issued an aggregate 82,500 shares of restricted Common Stock to the Series A Private Placement investors, including 55,000 shares of restricted Common Stock to Edward Lee. All of the Series A Preferred Stock has been converted, and there are currently no issued and outstanding shares of Series A Preferred Stock.

Amendments to Articles of Incorporation

On January 28, 2025, the Company filed a Certificate Change pursuant to Nevada Revised Statutes (“NRS”) 78.209 with the Secretary of State of the State of Nevada to effect a 1-for-10 reverse stock split of the Company’s (i) authorized common stock shares and (ii) issued and outstanding common stock shares. The reverse stock split became effective on January 31, 2025. All common stock shares, options, warrants and securities convertible or exercisable into common stock shares have been adjusted to give retroactive effect to this reverse stock split for all periods presented. As a result of the reverse split, the Company was authorized to issue 15,000,000 shares of common stock.

On September 8, 2025, the Company filed its Second Amendment and Restatement to its Articles of Incorporation to increase the total number of its authorized capital stock to 30,000,000 shares with 25,000,000 shares designated as common stock and 5,000,000 shares designated as blank check preferred stock.

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

On November 17, 2025, the Company increased the total number of authorized capital stock from 30,000,000 shares to 1,100,000,000 shares and designated 1,000,000,000 shares as common stock and designated 100,000,000 shares as blank check preferred stock by filing a Third Amendment and Restatement to the Articles of Incorporation.

On December 5, 2025, the Company filed an Amended and Restated Certificate of Designation (the “Amended Series B Designation”) that provided for (i) a fixed floor price, adjusted in the event if reverse splits and/or subdivisions, (ii) the method of calculating the conversion price in the event of a reverse splits and/or subdivisions and (iii) grant of redemption rights to the holders of Series B Preferred Stock.

On February 9, 2026, the Company effected a reverse stock split of its outstanding common stock on a 1-for-10 basis. No adjustment was made to the Company’s authorized shares of capital stock.

Common stock

On September 15, 2024, the Company entered into a placement agency agreement (the “Placement Agency Agreement”), with Univest Securities, LLC (the “Placement Agent”). Pursuant to the Placement Agency Agreement, the Placement Agent agrees to use its reasonable best efforts to sell the Company’s common stock, par value $0.001 per share (the “Common Stock”) in a registered direct offering (the “Offering”). In the Offering, an aggregate of 37,500 shares of Common Stock (the “Common Shares”) of the Company will be sold to a certain institutional purchaser, pursuant to a securities purchase agreement, dated September 15, 2024 (the “Securities Purchase Agreement”). The purchase price of each Common Share was $32.00. The net proceeds from the Offering, after deducting placement agent discounts, commissions, and estimated offering expenses payable by the Company, was approximately $1,086,000.

On September 18, 2024, the Company completed the sale of 43,000 shares of Common Stock (the “Shares”) in a private placement to certain eligible investors for an aggregate purchase price of $1,290,000, or $30.00 per share (the “Private Placement”). As part of the offering, Dr. Desheng Wang, Chief Executive Officer, Secretary, and Director of the Company, and Dr. Edward Lee, Chairman of the Board of the Company entered into a Subscription Agreements pursuant to which the Company agreed to issue and sell 10,000 shares of the Company’s Common Stock for $300,000 in cash to each of these individuals (for an aggregate sale of 20,000 shares for proceeds of $600,000 in cash.) The Subscription Agreements contain customary representations and warranties and was exempt from registration under Section 4(a)(2) of the Securities Act. The Company determined that the officer and director were granted an inherent compensation/benefit since the trading price at the issuance date was $47.00. As such, the Company recorded stock compensation cost of $340,000 related to the issuance of these shares during the year ended December 31, 2024.

On November 16, 2024, the Company entered into a securities purchase agreement with Alumni Capital LP (“Alumni Capital”) relating to the offer and sale of 200,000 shares of Common Stock (the “Common Stock”), par value $0.001 per share, offered by a prospectus supplement and accompanying prospectus. Pursuant to the securities purchase agreement with Alumni Capital, the Company may offer and sell up to $20,000,000 in shares of its Common Stock, from time to time at a purchase price of 91% of the previous 5 Business Days’ VWAP, as defined in the agreement. The Company has also agreed to pay Alumni Capital an upfront commitment fee in shares of Common Stock equal to 1.25% of the full $20,000,000 commitment amount, as defined in the agreement, which shall count towards the life of the securities purchase agreement, divided by the VWAP for the trading day immediately prior to the shares being issued. The Company issued 10,518 shares of common stock valued at $250,000 to Alumni Capital which was recorded as a finance cost during the year ended December 31, 2024.

An additional 30,928 common stock shares were included in the Company’s issued and outstanding shares as a result of rounding-up fractional shares into whole shares as a result of the reverse stock split.

Treasury stock

On June 11, 2024, the Company retired 300 shares with a cost of $48,362 and restored them to the status of authorized and unissued shares.

As part of the Company’s repurchase program, during the year ended December 31, 2024, the Company repurchased 24,330 shares of its common stock for $669,906 in the public market at average price of $27.80 and placed them in treasury. During the year 2025, the Company repurchased 17,085 shares of its common stock for $494,389 in the public market at average price of $28.94 and placed them in treasury. As of December 31, 2025, 494,390 shares remain as treasury shares.

Employee compensation

In prior years, the Company entered into several employment agreements that require the issuance of common shares for services that vest on a quarterly basis. During the year ended December 31, 2024, an aggregate of 901 shares with a fair value of $59,953 vested during the period and were recognized as compensation costs. As of December 31, 2024, 568 shares of common stock with a fair value of $25,573 remain vested but not issued. During the year ended December 31, 2025, an aggregate of 5,770 shares with a fair value of $78,716 vested during the period and were recognized as compensation costs. During the year ending December 31, 2025, 4,953 shares with a fair value of $13,905 that previously vested were issued. As of December 31, 2025, 5,794 shares of common stock with a fair value of $82,884 remain vested but not issued.

On February 11, 2022 (the “Vesting Date”), the Company entered into a restricted stock award agreements (the “Award Agreement”) with eight employees for 2,800 shares of the Company’s common stock subject to the terms and to the fulfillment of the conditions set forth in the Company’s equity incentive plan. The first 20% of the restricted shares were granted and vested on February 11, 2022. An additional 20% of the restricted shares will vest on each anniversary of the Vesting Date until the fourth anniversary of the Vesting Date. The initial fair value of the awards on the date of grant was determined to be $2,942,800 which is being amortized over the 5 year vesting period. During the years ended December 31, 2025 and 2024, the Company amortized $357,340 and $357,340 of this amount leaving an unamortized balance of $357,340 at December 31, 2025. As of December 31, 2025, 510 of the shares had been vested.

Stock options

On January 2, 2024, each member of the Board was granted 225 options to purchase shares at $150.00 per share with a fair value of $29,595. The options vest monthly over 1 year, and may be exercised during a 10-year term. In the aggregate, 1,125 options were granted with a fair value of $147,975. During the year ended December 31, 2024, the Company recognized $147,975 of compensation cost relating to the vesting of these options.

On January 2, 2025, each member of the Board was granted 225 options to purchase shares at $34.50 per share with a fair value of $6,854. The options vest monthly over one (1) year, and may be exercised during a 10-year term. In the aggregate during the year ended December 31, 2025, 1,350 options with a fair value of $41,136 were granted and vested.

For the years ended December 31, 2025 and 2024, the Company’s stock option compensation expenses amounted to $41,136 and $147,975, respectively.

The fair value of the stock options issued during the periods was determined using the Black-Scholes option pricing model with the following assumptions:

December 31, 2025
Risk-free interest rate	3.94%
Expected life of the options	5.5 years
Expected volatility	126.73%
Expected dividend yield	0%

The following is a summary of options activity from December 31, 2023 to December 31, 2025:

	Number of Options	Weighted average exercise price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2023	5,139	$405.50	7.25	–
Granted	1,125	$150.00	–	–
Exercised	–	$–	–	–
Cancelled or forfeited	–	$–	–	–
Outstanding at December 31, 2024	6,264	$359.60	6.74	–
Granted	1,350	$34.50	–	–
Exercised	–	$–	–	–
Cancelled or forfeited	–	$–	–	–
Outstanding at December 31, 2025	7,614	$302.00	6.32	–
Exercisable at December 31, 2025	7,614	$302.00	6.32	–

Note 9 – Discontinued Operation

On August 5, 2024, the Company and the segment manager of AT Tech Systems LLC reached a tentative oral agreement to terminate his employment and the employment of his two direct report team members. The Company discontinued operations of AT Tech Systems on August 21, 2024, with a termination cost of $22,000.

The loss from discontinued operations presented in the statement of operations for the years ended December 31, 2024 as follows:

For the Years Ended December 31, 2024
Revenue	$50,772
Cost of Revenue	241,327
Gross Profit (loss)	(190,555)

Operating Expenses:
Selling expense	9,834
General and administrative	81,375
Total Operating Expenses	91,209

Loss from Operations	(281,764)

Other Income:
Other income, net	3,501
Total other income, net	3,501

Net Loss	$(278,263)

Total operating cash flows from discontinued operations were $52,700 for the years ended December 31, 2024.

Note 10 –  Segment reporting

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

The following tables summarize the financial information of each operating segment of the Company for the year ended December 31, 2025:

	For the Year ended December 31, 2025
	Perfecular & Lusher	Corporate & IoT	Total
Revenue	$26,019	$229,004	$255,023
Cost of revenue	34,398	255,877	290,275
Gross profit (loss)	(8,379)	(26,873)	(35,252)

Operating expenses
Selling expense	1,165	59,124	60,289
Compensation – officers and directors	–	499,852	499,852
Research and development	30,508	889,457	919,965
Professional fees	–	1,302,800	1,302,800
General and administrative	2,566	2,072,541	2,075,107
Total operating expense	34,239	4,823,774	4,858,013

Loss from operations	(42,618)	(4,850,647)	(4,893,265)

Total other income	1	105,495	105,496

Loss from discontinued operations, net of tax	–	–	–

Net loss	$(42,617)	$(4,745,152)	$(4,787,769)

The following tables summarize the financial information of each operating segment of the Company for the year ended December 31, 2024:

	For the Year ended December 31, 2024
	Perfecular & Lusher	Corporate & IoT	Total
Revenue	$26,052	$372,085	$398,137
Cost of revenue	39,772	348,164	387,936
Gross profit	(13,720)	23,921	10,201

Operating expenses
Selling expense	24,866	75,323	100,189
Compensation – officers and directors	–	951,845	951,845
Research and development	213,487	1,168,450	1,381,937
Professional fees	–	1,660,590	1,660,590
General and administrative	19,866	2,096,025	2,115,891
Total operating expense	258,219	5,952,233	6,210,452

Loss from operations	(271,939)	(5,928,312)	(6,200,251)

Total other income	1,329	3,277,047	3,278,376

Loss from discontinued operations, net of tax	–	(278,263)	(278,263)

Net loss	$(270,610)	$(2,929,528)	$(3,200,138)

Note 11 – Contingencies

On July 16, 2025, a former engineer filed a claim against Focus Shenzhen, a wholly owned subsidiary of the Company, in the Shenzhen Qianhai Cooperation Zone People’s Court, alleging wrongful termination and other violations of the China Labor Code. The Company is currently investigating the matter and intends to vigorously defend itself. The case has been stayed pending a status conference. However, litigation and investigations are inherently uncertain. At present, the Shenzhen Qianhai Cooperation Zone People’s Court has frozen approximately $23,703 (RMB 165,802) in Focus Shenzhen’s bank account. While the outcome remains uncertain, it could have a material impact on the Company.

Note 12 – Income taxes

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

A reconciliation of the federal statutory income tax to our effective income tax is as follows:

	2025			2024
	Amount	%		Amount	%
Federal statutory rates	$(1,004,000)	21%		(691,000)	21%
State income taxes	(311,000)	9%		(146,000)	9%
Foreign income taxes	(50,000)	4%		(66,000)	4%
Permanent differences	–	–		–	–
Valuation allowance against net deferred tax assets	1,365,000	(33%	)	903,000	(33%	)
Effective rate	$–	–		$–	–

The tax effect of temporary differences that give rise to a significant portion of the deferred tax assets and liabilities at December 31, 2025 and 2024 is presented below:

	2025	2024
Deferred income tax asset
Net operating loss carryforwards	$8,310,208	$7,514,325
Interest	48,067	45,128
Total deferred income tax asset	8,358,275	7,559,453
Less: valuation allowance	(8,358,275)	(7,559,453)
Total deferred income tax asset	$–	$–

The Company recognizes valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company’s net deferred income tax asset is not more likely than not to be realized due to the lack of sufficient sources of future taxable income and cumulative losses that have resulted over the years. During the year ended December 31, 2025 the valuation allowance increased by $1,364,568.

As of December 31, 2025, we had cumulative net operating loss carryforwards for federal and state income tax purposes of $28,597,946, and available tax credit carryforwards of approximately $739,597 for federal income tax purposes, which can be carried forward to offset future taxable income. The federal net operating loss carryforwards consists of $23,821,513 of losses incurred prior to January 1, 2025 and which can be used to offset 100% of future taxable income and, $1,364,568 of losses incurred after January 1, 2025, which can be used to offset up to 80% of taxable income in subsequent years.

Note 13 – Subsequent Events

In January 2026, Focus Universal (Shenzhen) Technology Co., Ltd. entered into two thirty-six-month commercial leases with a third party for office spaces of approximately 3,700 and 4,230 square feet. The first lease commenced on January 31, 2026 and will expire on January 30, 2029, with a monthly rent of RMB 14,612 (approximately $2,033). The second lease commenced on February 1, 2026 and will expire on January 31, 2029, with a monthly rent of RMB 24,771 (approximately $3,447). The Company’s incremental borrowing rate for these leases is 10%, representing the rate it would incur on a collateralized basis to borrow an amount equal to the lease payments over a similar term. Lease expense is recognized on a straight-line basis over the lease term.

On January 19, 2026, the Company received requests for redemption (the “Redemption Notice”) from the holders of the outstanding shares of Series B Convertible Preferred Stock (“Series B Preferred Stock”). Pursuant to the Certificate of Designation of Series B Preferred Stock, as amended, the holders of the outstanding shares of Series B Preferred Stock have the option to require the Company, to redeem all or less than all of the outstanding shares of Series B Preferred Stock. From the date the Company receives the Redemption Notice, the Company had 20 trading days (the “Time Period”) to redeem the shares of Series B Preferred Stock set forth in the notice for a price equal to the Purchase Price multiplied by the number of shares of Series B Preferred Stock subject to such redemption. Since the Company has received the Redemption Notice, the Time Period the Company had to redeem the shares of Series B Preferred Stock has since lapsed. As provided in the Certificate of Designation, with respect to redemption, the Company must comply with Nevada state law, which prohibits certain distributions or redemptions. Therefore, management of the Company took the position that under Nevada law, the Series B Transaction documents do not require them to redeem the Series B holders under the specific conditions demanded by the investors. As of March 16, 2026, a total of 6,447 shares of Series B Preferred Stock or an aggregate of $5,479,950 remain subject to redemption. On February 19, 2026, the Series B investors sent a redemption demand letter for 3,716 outstanding Series B Preferred shares, totaling $3,158,600. This demand letter was subsequently rescinded while the investors and management attempted to negotiate a settlement. On March 17, 2026, after the parties could not successfully negotiate a settlement, the Series B holders renewed their redemption requests by emailing Company management a notice of default. The Company has engaged external advisors to assist in discussions with the holders of the Series B Preferred Stock and is currently engaged in ongoing negotiations to determine the most appropriate resolution that maximizes value for all stockholders. In addition, management is actively working to identify potential buyers to purchase the Series B Preferred Stock from holders seeking redemption on mutually acceptable terms.

On January 21, 2026, the Company entered into a purchase, sale, and escrow agreement with 901 Corporate Center, LP to acquire a 100,743 sq. ft. office and commercial building, along with a four-level parking structure, located in Monterey Park, California. The purchase price is $17,700,000, with an escrow deposit of $525,000. The escrow was initially scheduled to close within sixty days of opening escrow. The $525,000 deposit was placed into the escrow account on January 26, 2026. Both parties have executed several amendments to extend the closing date from February to March 2026. Subsequently, on March 20, 2026, the parties entered into a fifth amendment extending the contingency period to April 10, 2026. At this point in time, the Company has made significant progress towards financing, however there is no assurance that the financing will be completed or that it will be on terms acceptable to the Company.

On January 22, 2026, the Company entered into a Standard Industrial/Commercial Single-Tenant Lease (the “Lease”) with the Cameron Court, L.P. to lease the Company premises located at 1515 W Cameron Ave., Ste 210, West Covina, CA 91790 on a month-to-month basis. The commercial property consists of a total office space of 3,546 square feet.

In January 2026, the Company repurchased 16,890 shares of its common stock for $154,618 in the public market at average price of $9.15 and placed them in treasury.

On February 2, 2026, the Company founded a wholly owned subsidiary named Lusher Holding LLC. Lusher Holding LLC was established to provide commercial real estate property management services. As of the filing date, its activities are still in the introductory phase.

On February 27, 2026, the Company was informed of the unexpected death of Chairman Edward Lee, who passed away on February 26, 2026. Dr. Lee served as a director since 2015 and was, at the time of his passing, Chairman of our Board. The Company is grateful for Dr. Lee’s service and leadership over the years.

On March 27, 2026, our Board unanimously approved to appoint Michael Pope as the Chairman of the Board of Directors and appoint the Company’s CFO, Irving Kau, as director until the next annual meeting of shareholders.

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

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

As of December 31, 2025, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework of 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation under this framework, our management concluded that as of December 31, 2025, our internal control over financial reporting was not effective because of the following material weaknesses:

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

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the period ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION

During the quarter ended December 31, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers, directors and significant employees as of the date of this report:

Name	Position	Age
Dr. Desheng Wang*	Chief Executive Officer, Secretary, and Director	61
Irving Kau**	Chief Financial Officer and Director	51
Michael Pope***	Chairman and Director (1)	45
Carine Clark***	Director (1)	62
Sean Warren****	Director (1)	54

_______________

*	Appointed director on December 29, 2014
**	Appointed director on March 27, 2026
***	Appointed director on June 8, 2018 and Chairman on March 27, 2026
****	Appointed director on August 10, 2022
(1)	Independent director

Each director serves until our next annual meeting of the stockholders or unless they resign earlier and serves until his or her successor is elected and qualified. At the present time, non-independent members of the Board of Directors are not compensated with cash for their services to the board.

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

Irving Kau

Irving Kau was appointed as Chief Financial Officer on November 18, 2022, prior to that he served as Focus Universal’s Vice President of Finance and Head of Investor Relations since November 10, 2021. On March 27, 2026, Mr. Kau was appointed as a director. Prior to joining the Company, Mr. Kau served as a Managing Partner of both Elementz Ventures and KW Capital Partners, and during his tenure he successfully invested and grew companies across various geographies. The Company expects that as CFO, Mr. Kau will assist with many matters in the near future, including building up the Company’s internal businesses, processes and controls, the Company’s external outreach and growth measures, as well as strengthen the Company’s financial reporting and the investor relations. Prior to his work at Elementz Ventures and KW Capital Partners, Mr. Kau served as the head of Asia at GHS (now known as Seaport Global). Mr. Kau also previously served for approximately 10 years as Chief Financial Officer of an AgBiotech company Origin Agritech Limited (Nasdaq: SEED). During his tenure, shareholders included Wellington Management, Fidelity Investments, Citadel Investments, Heartland Fund, Mitsubishi UFJ, amongst others. Mr. Kau received undergraduate degrees from Johns Hopkins University and a graduate degree from Rice University and pursued a PhD degree in Business Strategy (economics) at USC.

Michael Pope

Michael Pope was appointed as a director of the Company on June 8, 2018, and was appointed as Chairman of the Board of Directors on March 27, 2026. Mr. Pope serves as the CEO and Chairman at Boxlight Corporation (Nasdaq: BOXL), a global provider of interactive technology solutions, where he has been an executive since July 2015 and director since September 2014. Mr. Pope has led Boxlight through nine acquisitions from 2016 to 2020, a Nasdaq IPO in November 2017, and over $100 million in debt and equity fundraising. He previously served as Managing Director at Vert Capital, a private equity and advisory firm from October 2011 to October 2016, managing portfolio holdings in the education, consumer products, technology and digital media sectors. Prior to joining Vert Capital, from May 2008 to October 2011, Mr. Pope was Chief Financial Officer and Chief Operating Officer for the Taylor Family in Salt Lake City, managing family investment holdings in consumer products, professional services, real estate and education. Mr. Pope also held positions including senior SEC reporting at Omniture (previously listed on Nasdaq and acquired by Adobe (Nasdaq: ADBE) in 2009) and Assurance Associate at Grant Thornton. Since January 2021, Mr. Pope has served as a member of the board of directors of Novo Integrated Sciences, Inc. (OTCQB: NVOS), a provider of multi-dimensional primary healthcare products and services. He holds an active CPA license and earned his undergraduate and graduate degrees in accounting from Brigham Young University.

Sean Warren

Sean Warren was appointed as a director of the Company on August 10, 2022. Mr. Warren is a seasoned executive with over 25 years of experience in technology and enterprise technology systems. He brings a wealth of expertise with strengths in areas such as software development, cloud management, enterprise infrastructure development and full spectrum of IT compliance. Sean has been the CIO of Mountain Medical, Veyo Medical and VP of IT at Larry Miller. He has worked for technology companies as Omniture, Adobe and served as the director of cloud operations at Domo from 2016 to 2018. From 2019-2021, Mr. Warren served as the VP of OPSA Change Advisory at Wells Fargo, and since 2021 to the present works as the VP of Global Platform Services at Cotiviti where he manages over 1,000 employees globally in four countries. Sean is fluent in Spanish and graduated from Florida State University in accounting. Mr. Warren previously served on our board of directors from June 2018 to November 28, 2018.

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

Corporate Governance

Our Board of Directors currently consists of five members. As of March 27, 2026, our Chairman of the Board of Directors is Michael Pope.. On March 27, 2026, Irving Kau was appointed to the Board of Directors as a director. Dr. Desheng Wang and Irving Kau are the two members of our Board of Directors who are not independent directors. Michael Pope, Sean Warren, and Carine Clark are the three members of our Board of Directors who are independent directors.

Director Attendance at Meetings

Our Board of Directors conducts its business through meetings, both in person and telephonic, and by actions taken by written consent in lieu of meetings. During the year ended December 31, 2025, our Board of Directors held four meetings. All directors attended at least 75% of the meetings of our Board of Directors and of the committees of our Board of Directors on which they served during 2025.

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

The current members of the Audit Committee are directors Michael Pope, the Chairperson of the Audit Committee, Ms. Carine Clark, and Mr. Sean Warren, all of whom have been determined by the Board of Directors to be independent under the NASDAQ listing standards and rules adopted by the SEC applicable to audit committee members. The Board of Directors has determined that Mr. Michael Pope qualifies as an “audit committee financial expert” under the rules adopted by the SEC and the Sarbanes-Oxley Act. The Audit Committee met four times during 2025.

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

The Compensation Committee currently consists of directors Ms. Carine Clark, Mr. Sean Warren, and Mr. Michael Pope. Ms. Carine Clark is the Chairperson of the Compensation Committee. Each of the Compensation Committee members has been determined by the Board of Directors to be independent under NASDAQ listing standards applicable to compensation committee members. The Compensation Committee met four times during 2025.

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

The Nominating and Corporate Governance Committee currently consists of directors Mr. Sean Warren, who is the Chairperson of the committee, Mr. Michael Pope and Ms. Carine Clark. Each of the members of the Nominating and Corporate Governance Committee has been determined by the Board of Directors to be independent under NASDAQ listing standards. The Nominating and Corporate Governance Committee met four times in 2025.

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

Director Independence

Our Company is governed by our Board. Currently, each member of our Board, other than Dr. Desheng Wang and Irving Kau, are an independent director; and all standing committees of our Board of Directors are composed entirely of independent directors, in each case under NASDAQ’s independence definition applicable to boards of directors. For a director to be considered independent, our Board of Directors must determine that the director has no relationship which, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Members of the Audit Committee also must satisfy a separate SEC independence requirement, which provides that they may not accept directly or indirectly any consulting, advisory or other compensatory fee from us or any of our subsidiaries other than their directors’ compensation. In addition, under SEC rules, an Audit Committee member who is an affiliate of the issuer (other than through service as a director) cannot be deemed to be independent. In determining the independence of members of the Compensation Committee, NASDAQ listing standards require our Board of Directors to consider certain factors, including, but not limited to: (1) the source of compensation of the director, including any consulting, advisory or other compensatory fee paid by us to the director, and (2) whether the director is affiliated with us, one of our subsidiaries or an affiliate of one of our subsidiaries. Under our Compensation Committee Charter, members of the Compensation Committee also must qualify as “outside directors” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), and as “non-employee directors” for purposes of Rule 16b-3 under the Exchange Act. The independent members of the Board of Directors are Michael Pope, Sean Warren, and Carine Clark.

Item 11: EXECUTIVE COMPENSATION

Compensation of Officers

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during 2025 and 2024 awarded to, earned by or paid to our executive officers.

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value & Non-qualified Deferred Compensation Earnings	All Other Compensation	Totals
Position	Year	($)*	($)	($)	($)	(S)	($)	($)	($)
Desheng Wang	2025	120,000	0	0	6,854	21,020	0	0	147,874
CEO, Secretary and Director	2024	120,000	0	0	29,595	21,020	0	0	170,615

Irving Kau	2025	200,000	0	0	0	4,560	0	0	204,560
Chief Financial Officer	2024	200,000	0	0	0	4,741	0	0	204,741

Narrative Disclosure Requirement for Summary Compensation Table

Compensation

Dr. Desheng Wang entered into an employment agreement with the Company whereby the Company agreed to pay Dr. Wang a salary of $120,000 per year, payable monthly, for his services as Chief Executive Officer, effective as of November 1, 2018. We have not provided our other named executive officers with perquisites or other personal benefits. Irving Kau was appointed as the Company’s Chief Financial Officer on November 18, 2022. Mr. Kau has executed and employment agreement with the Company, dated November 3, 2021, for the provision of services as VP of Finance. Mr. Kau’s employment agreement included a salary and certain equity incentive. Mr. Kau would receive up to 150 shares of the Company’s common stock per year, vesting in 4 installments of 38 shares at the end of each calendar quarter, provided that certain metrics are achieved. No other officer or director has formally entered into any compensation arrangement for services provided under consulting agreements or employment agreements.

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

Directors’ Compensation

The persons who served as affiliated members of our Board of Directors, including executive officers, did not receive any cash compensation for services as directors in 2024 or 2025. As of the date of this report, no director has formally entered into any compensation arrangement for services provided under consulting agreements or employment agreements.

As of the date of this annual report, all directors have been issued 225 options per person pursuant to our 2018 Stock Option Plan and such options will vest over a period of one year. In 2025 and 2024, all independent directors were paid $40,000 cash.

Option Exercises and Stock Vested

On December 17, 2018, the Company adopted the 2018 Stock Option Plan (the “2018 Stock Option Plan”) whereby the Company reserved for issuance 10,000 shares of common stock and agreed that such shares shall, when issued and paid for in accordance with the provisions of the 2018 Stock Option Plan, constitute validly issued, fully paid and non-assessable shares of common stock.

Pension Benefits and Nonqualified Deferred Compensation

The Company does not maintain any qualified retirement plans or non-nonqualified deferred compensation plans for its employees or directors.

Director and Executive Officer Outstanding Equity Awards at Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding as of December 31, 2025.

Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned	Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not
Name	Exercisable	Unexercisable	Options (#)	($)	Date	(#)	Vested	Vested	Vested
Edward Lee - Chairman(1)	450	–	–	380.00	August 6, 2029	–	–	–	–
	225	–	–	200.00	December 10, 2030	–	–	–	–
	225	–	–	591.00	December 30, 2031	–	–	–	–
	225	–	–	427.00	December 30, 2032	–	–	–	–
	225	–	–	149.00	December 31, 2033	–	–	–	–
	225	–	–	47.50	December 31, 2034	–	–	–	–
	225	–	–	34.50	December 31, 2035	–	–	–	–
Desheng Wang - CEO, Secretary	450	–	–	380.00	August 6, 2029	–	–	–	–
	225	–	–	200.00	December 10, 2030	–	–	–	–
	225	–	–	591.00	December 30, 2031	–	–	–	–
	225	–	–	427.00	December 30, 2032	–	–	–	–
	225	–	–	149.00	December 31, 2033	–	–	–	–
	225	–	–	47.50	December 31, 2034	–	–	–	–
	225	–	–	34.50	December 31, 2035	–	–	–	–
Irving Kau - CFO		–	–	–	–	–	–	–	–
Michael Pope - Chairman(2)	94	–	–	591.00	December 30, 2031	–	–	–	–
	225	–	–	427.00	December 30, 2032	–	–	–	–
	225	–	–	149.00	December 31, 2033	–	–	–	–
	225	–	–	47.50	December 31, 2034	–	–	–	–
	225	–	–	34.50	December 31, 2035	–	–	–	–
Carine Clark	450	–	–	380.00	August 6, 2029	–	–	–	–
	225	–	–	200.00	December 10, 2030	–	–	–	–
	225	–	–	591.00	December 30, 2031	–	–	–	–
	225	–	–	427.00	December 30, 2032	–	–	–	–
	225	–	–	149.00	December 31, 2033	–	–	–	–
	225	–	–	47.50	December 31, 2034	–	–	–	–
	225	–	–	34.50	December 31, 2035	–	–	–	–
Sean Warren	225	–	–	427.00	December 30, 2032	–	–	–	–
	225	–	–	149.00	December 31, 2033	–	–	–	–
	225	–	–	47.50	December 31, 2034	–	–	–	–
	225	–	–	34.50	December 31, 2035	–	–	–	–

__________________

(1) As of December 31, 2025, Edward Lee was the Chairman of our Board of Directors.

(2) As of March 27, 2026, Michael Pope was appointed as the Chairman of our Board of Directors.

Narrative Disclosure Requirement Regarding Awards of Options

The Board of Directors and Compensation Committee generally have approved equity grants (including stock options) to our directors at their meetings in or around December of each fiscal year for the next fiscal year. The equity awards usually are granted on the first trading day of the new fiscal year. The dates for those Board and Committee meetings generally are set a year in advance and on a fairly consistent cadence year over year.

Granting of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

We do not grant equity awards in anticipation of the release of material nonpublic information that is likely to result in changes to the price of our common stock, and do not time the public release of such information based on award grant dates. During the last completed fiscal year, we have not made awards to any named executive officer or director during the period beginning four business days before and ending one business day after the filing of a period report on Form 10-Q or Form 10-K or the filing or furnishing of a current report on Form 8-K, and we have not timed the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of December 31, 2025: (i) by each of our directors, (ii) by each of the Named Executive Officers, (iii) by all of our executive officers and directors as a group, and (iv) by each person or entity known by us to beneficially own more than five percent (5%) of any class of our outstanding shares. As of March 25, 2026, there were 1,025,135 shares of our common stock outstanding:

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Beneficial Ownership %

Common	Desheng Wang, CEO, Secretary, and Director	229,180	22.4%

Common	Jennifer Gu(2)	173,425	16.9%

Common	Michael Pope, Chairman and Director	1,226	*

Common	Irving Kau, CFO and Director	622	*

Common	Carine Clark, Director	1,800	*

Common	Sean Warren, Director	900	*

Common	All directors and officers as a group	234,048	22.8%

*Less than 1%

(1) Applicable percentage of ownership is based on 1,025,135 shares of common stock outstanding on March 25, 2026. Percentage ownership is determined based on shares owned together with securities exercisable or convertible into shares of common stock within 60 days of March 25, 2026, for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of March 25, 2026, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Our common stock is our only issued and outstanding class of securities eligible to vote.

(2) On February 26, 2026, Dr. Edward Lee, who was our Chairman and Director, passed away and he is survived by his wife, Jennifer Gu, who until further notice, is likely the beneficial owner of Dr. Lee’s holdings.

(3) As of March 25, 2026, there were 234,048 shares of common stock outstanding owned or exercisable by our officers and directors.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

A director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Our director Irving Kau is also our Chief Financial Officer; our director Desheng Wang is also our Chief Executive Officer. The rest of our directors are independent directors.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

On January 12, 2024, the Company notified the Former Auditor that the Company is dismissing it as the independent registered public accounting firm of the Company. On January 5, 2024, the Company engaged Weinberg & Company, P.A. (the “New Auditor”) as its independent PCAOB registered public accounting firm for the Company’s fiscal year ended December 31, 2024 and 2025. The recommendation to engage the New Auditor as the Company’s independent registered public accounting firm was approved by the Company’s Audit Committee and the Company’s Board of Directors as it being in the best interests of the Company.

For the years ended December 31, 2025 and 2024, we incurred fees as discussed below:

	Year ended December 31, 2025		Year ended December 31, 2024

Audit fees		$218,612		$169,595
Audit – related fees	$	Nil	$	Nil
Tax fees	$	Nil	$	Nil
All other fees	$	Nil	$	Nil

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

PART IV

Item 15. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
3.1(a)	Articles of Incorporation of Focus Universal Inc., as filed with the SEC on December 26, 2013.
3.1(b)	Amended and Restated Articles of Incorporation of Focus Universal Inc., filed with the Secretary of State of the State of Nevada on December 13, 2024, as filed with the SEC on December 18, 2024 (incorporated by reference to Exhibit 3.1 of Form 8-K filed on December 18, 2024).
3.1(c)	Certificate of Change filed with the Nevada Secretary of State on January 28, 2025, as filed with the SEC on January 29, 2025 (incorporated by reference to Exhibit 3.1 of Form 8-K filed on January 29, 2025.)
3.1(d)	2nd Amended and Restated Articles of Incorporation of Focus Universal Inc., filed with the Secretary of Nevada on September 8, 2025.
3.1(e)	3rd Amended and Restated Articles of Incorporation of Focus Universal Inc., filed with the Secretary of Nevada on November 17, 2025.
3.1(f)	Amendment to Articles of Incorporation as filed with the Nevada Secretary of State on February 5, 2026 as previously disclosed with the SEC on February 5, 2026.
3.2	Amended and Restated Bylaws, as filed with the SEC on October 22, 2019.
3.3	Certificate of Designation of Series A, filed with the Secretary of State of Nevada on October 21, 2025, as filed with the SEC on October 27, 2025.
3.4	Certificate of Designation of Series B, filed with the Secretary of State of Nevada on October 20, 2025, as filed with the SEC on October 27, 2025.
3.5	Amended and Restated Certificate of Designation of Series B, filed with the Secretary of State of Nevada on December 5, 2025, as filed with the SEC on December 8, 2025.
10.1	2018 Equity Incentive Plan, as filed with the SEC on December 28, 2018.
10.2(a)	Employment Agreement by and between the Company and Irving Kau, dated November 3, 2021, as filed with the SEC on March 31, 2023.
10.2(b)	Amendment to I. Kau Employment Agreement, dated November 3, 2022, as filed with the SEC on March 31, 2023 (previously mislabeled as Exhibit 10.8).
10.3	Promissory Note with Chase Bank, dated March 10, 2021 for $108,750 SBA Loan, as filed with the SEC on March 23, 2021.
10.4	Secured Promissory Note with East West Bank, dated January 8, 2021 for $1,500,000, as filed with the SEC on March 23, 2021.
10.5	Loan Agreement with Golden Sunrise Investment LLC, dated March 15, 2021 for $1,500,000, as filed with the SEC on March 23, 2021.
10.6	Company Guarantee Agreement with Golden Sunrise Investment LLC, dated March 15, 2021, as filed with the SEC on March 23, 2021.
10.7	Secured Promissory Note with Golden Sunrise Investment LLC, dated March 15, 2021 for $1,500,000, as filed with the SEC on March 23, 2021.
10.8	At the Market Sales Agreement, dated December 9, 2022, with Sutter Securities, as filed with the SEC on December 12, 2022 (previously mislabeled as Exhibit 10.1).
10.9	Asset Purchase Agreement, dated December 19, 2022 with AT Tech Systems, as filed with the SEC on March 31, 2023 (previously mislabeled as Exhibit 10.10).
10.10	Articles of Organization of Lusher Bioscientific, LLC, as filed with the SEC on March 31, 2023 (previously mislabeled as Exhibit 10.11).
10.11	Bylaws of Lusher Bioscientific, as filed with the SEC on March 31, 2023 (previously mislabeled as Exhibit 10.12).
10.12	Articles of Organization of AT Tech Systems, LLC, as filed with the SEC on March 31, 2023 (previously mislabeled as Exhibit 10.13).
10.13	Operating Agreement of AT Tech Systems, LLC, as filed with the SEC on March 31, 2023 (previously mislabeled as Exhibit 10.14.).
10.14	Loan Agreement with Ziling Gao dated January 4, 2024, as filed with the SEC on December 31, 2023 (previously mislabeled as Exhibit 10.15).
10.15	Standard Offer for Purchase of Real Estate with 620Magnolia LLC dated February 15, 2024, as filed with the SEC on February 27, 2024 (previously mislabeled as Exhibit 10.1).
10.16	Guaranty of Lease with 620Magnolia LLC dated February 22, 2024, as filed with the SEC on February 27, 2024 (previously mislabeled as Exhibit 10.2).
10.17	Lease Agreement with 620Magnolia LLC dated February 22, 2024, as filed with the SEC on February 27, 2024 (previously mislabeled as Exhibit 10.3).
10.18	Rent Adjustment(s) with 620 Magnolia LLC, as filed with the SEC on February 27, 2024 (previously mislabeled as Exhibit 10.4).
10.19	Standard Offer, Agreement, and Escrow Instructions with Silver Music LLC dated May 7, 2024, as filed with the SEC on July 8, 2024 (previously mislabeled as Exhibit 10.1).
10.20	Standard Industrial/Commercial Single-Tenant Lease with Veena Asset Management LLC dated July 8, 2024, as filed with the SEC on July 8, 2024 (previously mislabeled as Exhibit 10.2).

10.21	Form of Placement Agency Agreement with Univest Securities, LLC, dated September 15, 2024, as filed with the SEC on September 15, 2024 (previously mislabeled as Exhibit 10.1).
10.22	Form of Securities Purchase Agreement with certain Purchasers, dated September 15, 2024, as filed with the SEC on September 15, 2024 (previously mislabeled as Exhibit 10.2).
10.23	Securities Purchase Agreement dated November 16, 2024 with Alumni Capital LP., as filed with the SEC on November 16, 2024 (previously mislabeled as Exhibit 10.1).
10.24	At the Market Sales Agreement, dated September 22, 2025 with Ladenburg Thalman & Co. Inc., as filed with the SEC on September 25, 2025.
19	Insider Trading Policy (incorporated by reference to Exhibit 19 on Form 10-K filed on February 28, 2025)
21.1	List of Subsidiaries, as filed with the SEC on April 1, 2024.
23.1	Consent of Weinberg & Company P.A.
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
97.0	Policy for the Recovery of Erroneously Awarded Compensation, as filed with the SEC on April 1, 2024.
99.1	Press Release by Focus Universal Inc. dated January 29, 2025 (incorporated by reference to Exhibit 99.1 of Form 8-K filed on January 29, 2025).
99.2	Press Release by Focus Universal Inc. dated October 27, 2025 (incorporated by reference to Exhibit 99.1 of Form 8-K filed on October 27, 2025).
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)**
101.SCH	Inline XBRL Taxonomy Extension Schema Document**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document**
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2026

FOCUS UNIVERSAL INC.

By:	/s/ Desheng Wang
Desheng Wang
Chief Executive Officer, Secretary, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Desheng Wang	Chief Executive Officer, Secretary and Director	March 31, 2026
Desheng Wang

Focus Universal Inc., a Nevada corporation

/s/ Desheng Wang

By Desheng Wang, its CEO

