Form 10-Q
period 2026-03-31
FOCUS UNIVERSAL INC.
filed 2026-05-14
CIK 1590418

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2026

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

(626) 272-3883

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	FCUV	The Nasdaq Stock Market LLC (Nasdaq Capital Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 12, 2026, registrant had 2,069,781 shares outstanding of the registrant’s common stock at a par value of $0.001 per share.

FORM 10-Q

FOCUS UNIVERSAL INC.

2

PART I.  FINANCIAL INFORMATION

References in this document to “us,” “we,” or “Company” refer to Focus Universal Inc.

ITEM 1.  FINANCIAL STATEMENTS

FOCUS UNIVERSAL INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOCUS UNIVERSAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current Assets:
Cash	$6,012,717	$7,934,958
Accounts receivable, net	9,650	7,125
Inventories, net	90,705	99,813
Other receivables	–	20,000
Prepaid expenses	581,929	492,953
Marketable securities	8,874	22,887
Deposit – current portion	79,302	69,393
Total Current Assets	6,783,177	8,647,129

Property and equipment, net	60,921	66,705
Operating lease right-of-use asset	157,857	12,501
Capitalized software costs	256,098	159,179
Deposits	539,213	–

Total Assets	$7,797,266	$8,885,514

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$454,309	$358,007
Lease liability, current portion	53,601	8,464
Total Current Liabilities	507,910	366,471

Non-Current Liabilities:
Lease liability, less current portion	59,213	–

Total Liabilities	567,123	366,471

Redeemable Preferred Stock:
Series B convertible redeemable preferred stock, par value $0.001 per share, 15,000 shares authorized; 6,447 and 7,263 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	5,479,350	5,946,284

Contingencies

Stockholders’ Equity:
Common stock, par value $0.001 per share, 1,000,000,000 shares authorized; 1,025,135 and 915,097 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	1,025	915
Treasury stock (33,975 and 17,085 shares held at March 31, 2026 and December 31, 2025, respectively)	(649,007)	(494,390)
Additional paid-in capital	34,901,858	34,038,158
Shares to be issued, common shares (4,254 and 5,794 shares at March 31, 2026 and December 31, 2025, respectively)	19,443	82,884
Accumulated deficit	(32,496,155)	(31,023,411)
Accumulated other comprehensive loss	(26,371)	(31,397)
Total Stockholders’ Equity	1,750,793	2,572,759

Total Liabilities, Redeemable Preferred Stock and Stockholders’ Equity	$7,797,266	$8,885,514

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOCUS UNIVERSAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)

(UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025
Revenue	$47,973	$190,255
Cost of revenue	32,729	159,711

Gross Profit	15,244	30,544

Operating Expenses
Selling expense	32,848	48,980
Compensation - officers and directors	117,551	125,387
Research and development	264,797	372,258
Professional fees	385,205	472,991
General and administrative	486,554	282,455
Total Operating Expenses	1,286,955	1,302,071

Loss from Operations	(1,271,711)	(1,271,527)

Other Income (Expense):
Interest income (expense), net	40,090	21,888
Unrealized loss on marketable equity securities	(14,013)	(2,992)
Other income (expense), net	(444)	1,253
Total other income	25,633	20,149

Net loss	$(1,246,078)	$(1,251,378)

Accretion of redeemable preferred stock	(226,666)	–

Net loss available to common stockholders	$(1,472,744)	$(1,251,378)

Other comprehensive items
Foreign currency translation income (loss)	5,026	(6,368)

Total comprehensive loss	$(1,467,718)	$(1,257,746)

Net loss per common share: Basic and Fully diluted	$(1.48)	$(1.68)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	994,059	743,849

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOCUS UNIVERSAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(UNAUDITED)

	Series B Redeemable Preferred Stock		Common stock		Treasury stock	Additional Paid-In	Shares to be issued Common	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
Description	Shares	Amount	Shares	Amount	Amount	Capital	Shares	Deficit	Loss	Equity
Balance – December 31, 2025	7,263	$5,946,284	915,097	$915	$(494,390)	$34,038,158	$82,884	$(31,023,411)	$(31,397)	$2,572,759

Stock based compensation - options	–	–	–	–	–	2,159	–	–	–	2,159

Stock based compensation - shares	–	–	6,282	6	–	168,045	(63,441)	–	–	104,610

Purchase of treasury stock	–	–	–	–	(154,617)		–	–	–	(154,617)

Stock split rounding up	–	–	(326)	–	–	–	–	–	–	–

Conversion of Series B preferred stock to common stock	(816)	(693,600)	104,082	104	–	693,496	–	–	–	693,600

Preferred stock accretion	–	226,666	–	–	–	–	–	(226,666)	–	(226,666)

Other comprehensive income	–	–	–	–	–	–	–	–	5,026	5,026

Net loss	–	–	–	–	–	–	–	(1,246,078)	–	(1,246,078)

Balance – March 31, 2026	6,447	$5,479,350	1,025,135	$1,025	$(649,007)	$34,901,858	$19,443	$(32,496,155)	$(26,371)	$1,750,793

	Series B Redeemable Preferred Stock		Common stock		Treasury stock	Additional Paid-In	Shares to be issued Common	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
Description	Shares	Amount	Shares	Amount	Amount	Capital	Shares	Deficit	Loss	Equity
Balance – December 31, 2024	–	$–	715,365	$715	$(1,055,592)	$30,032,026	$25,573	$(25,782,308)	$(25,190)	$3,195,224

Stock based compensation - options	–	–	–	–	–	10,284	–	–	–	10,284

Stock based compensation - shares	–	–	1,005	1	–	103,239	(8,278)	–	–	94,962

Purchase of treasury stock	–	–	–	–	(144,575)	–	–	–	–	(144,575)

Stock split rounding up	–	–	30,928	31	–	(31)	–	–	–	–

Other comprehensive loss	–	–	–	–	–	–	–	–	(6,368)	(6,368)

Net loss	–	–	–	–	–	–	–	(1,251,378)	–	(1,251,378)

Balance – March 31, 2025	–	$–	747,298	$747	$(1,200,167)	$30,145,518	$17,295	$(27,033,686)	$(31,558)	$1,898,149

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOCUS UNIVERSAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net Loss	$(1,246,078)	$(1,251,378)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation expense	6,722	5,453
Unrealized loss on marketable equity securities	14,013	2,992
Stock-based compensation – shares	104,610	94,962
Stock based compensation – options	2,159	10,284
Changes in operating assets and liabilities:
Accounts receivable	(2,525)	(4,399)
Inventories	9,108	62,024
Other receivable	20,000	–
Prepaid expenses	(88,161)	(45,490)
Deposit	(22,953)	–
Operating lease right-of-use asset	30,560	22,964
Accounts payable and accrued liabilities	95,423	3,457
Other current liabilities	–	(48,841)
Lease liabilities	(71,378)	(72,077)
Net cash flows used in operating activities	(1,148,500)	(1,220,049)

Cash flows from investing activities:
Purchase of property and equipment	(297)	(23,380)
Deposit on building	(525,000)	–
Capitalized software costs	(96,919)	–
Net cash flows used in investing activities	(622,216)	(23,380)

Cash flows from financing activities:
Purchases of treasury stock	(154,617)	(144,575)
Net cash flows used in financing activities	(154,617)	(144,575)

Effect of exchange rate	3,092	(5,714)

Net change in cash	(1,922,241)	(1,393,718)

Cash beginning of period	7,934,958	3,589,318

Cash end of period	$6,012,717	$2,195,600

Supplemental cash flow disclosure:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

Supplemental disclosure of non-cash investing and financing activities:
Accretion of redeemable series B preferred stock discount	$226,666	$–
Conversion of series B preferred stock to common stock	$693,600	$–
Right-of-use assets obtained in exchange for operating lease liabilities	$175,271	$–

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOCUS UNIVERSAL INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(UNAUDITED)

Note 1 – Organization and Operations

Focus Universal Inc. (“Focus” or the “Company”) was incorporated under the laws of the State of Nevada on December 4, 2012. The Company is a universal smart instrument developer and manufacturer, headquartered in West Covina, California, specializing in the development and commercialization of novel and proprietary universal smart technologies and instruments. Focus Universal Inc. is also a provider of patented hardware and software design technologies for Internet of Things (“IoT”) and 5G. The Company has developed five disruptive patented technology platforms with 28 patents and patents pending in various phases and 8 trademarks pending in various phases to solve what it believes are the major problems facing hardware and software design and production within the industry today. These technologies combined have the potential to reduce costs, product development timelines and energy usage while increasing range, speed, efficiency, and security. The smartphone or other mobile device serves as the foundation to the platform of our products where the user can review the sensor readouts together which performs the function of many traditional scientific and engineering instruments. The Company’s products are intended to replace the traditional, wired stand-alone instruments at a fraction of their cost.

The Company has multiple subsidiaries, including Perfecular Inc. (“Perfecular”), AVX Design & Integration, Inc. (“AVX,” also doing business as Smart AVX (“Smart AVX”), Focus Universal (Shenzhen) Technology Company LTD (“Focus Shenzhen”), Lusher Bioscientific, Inc., Lusher, Inc., Lusher Holding LLC, (together “Lusher”), and until August, 2024, AT Tech Systems LLC (“AT Tech LLC”), which activities have since been discontinued.

On February 2, 2026, the Company founded a wholly owned subsidiary named Lusher Holding LLC. Lusher Holding LLC was established to provide commercial real estate property management services. On April 1, 2026, the Company formed a wholly owned subsidiary named, Lusher LLC. On April 16, 2026, the Company formed a wholly owned subsidiary named, Lusher Service LLC.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements of the Company for the three months ended March 31, 2026 and 2025 have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K (“Regulation S-K”) for scaled disclosures for smaller reporting companies. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company’s financial position and results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2025 was derived from the audited financial statements included in the Company’s financial statements as of and for the years ended December 31, 2025 and 2024 contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on March 31, 2026. These financial statements should be read in conjunction with that report.

The accompanying unaudited condensed consolidated financial statements include the accounts of Focus and its wholly-owned subsidiaries, Perfecular, AVX, Focus Shenzhen, Lusher, Lusher Holding LLC, and, until August of 2024, AT Tech Systems (collectively, the “Company,” “we,” “our,” or “us”). All intercompany balances and transactions have been eliminated upon consolidation. The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Allowance for doubtful accounts

The Company estimates an allowance for doubtful accounts based on historical collection trends and review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. As of March 31, 2026 and December 31, 2025, allowance for doubtful accounts amounted to $278,201 and $278,201, respectively.

Concentrations of Credit and Business Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company limits its exposure to credit loss by investing its cash with high credit quality financial institutions.

Major customers

For the three months ended of March 31, 2026 and 2025, the Company’s revenue received from the following companies were set out as below:

	Three months ended March 31,
	2026				2025
	Amount		% of Total Revenue		Amount	% of Total Revenue
Customer A	$–		–		$101,831	54%
Customer B	(*	)	(*	)	50,597	27%
Customer C	–		–		19,966	10%
Customer D	28,000		58%		–	–
Customer E	8,822		18%		–	–
Customer F	5,650		12%		–	–

(*) Revenue for the period ended had not exceeded 10% or more of the consolidated revenue.

As of March 31, 2026 and December 31, 2025, the Company’s accounts receivable from the following companies were set out as below:

	March 31, 2026		December 31, 2025
	Amount	% of Total Accounts Receivable	Amount	% of Total Accounts Receivable
Customer A	$–	–	$7,125	100%
Customer D	4,000	41%	–	–
Customer F	5,650	59%	–	–

Major vendors

No major vendors accounted for more than 10% of our total purchases during the three months ended March 31, 2026, and two major vendors accounted more than 98% of total purchase during the three months ended March 31, 2025.

Share-based Compensation

The Company accounts for stock-based compensation to employees in conformity with the provisions of Accounting Standards Codification (“ASC”) Topic 718, Stock-Based Compensation. Stock-based compensation to employees consist of stock options, grants, and restricted shares that are recognized in the statement of operations based on their fair values at the date of grant.

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

The following table summarizes financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025:

	March 31, 2026 (unaudited)
	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
Assets
Marketable securities:
Stock	$8,874	$–	$–	$8,874
Total assets measured at fair value	$8,874	$–	$–	$8,874

	December 31, 2025
	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
Assets
Marketable securities:
Stock	$22,887	$–	$–	$22,887
Total assets measured at fair value	$22,887	$–	$–	$22,887

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts receivable, inventories, other receivable, prepaid expenses, deposit, accounts and accrued expenses, payable, treasury stock payable, short-term loan, other current liabilities, customer deposit, approximate their fair value because of the short maturity of those instruments.

Comprehensive Income (Loss)

Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income (loss) as these amounts are recorded directly as an adjustment to stockholders’ equity. The Company’s other comprehensive loss for the three months ended March 31, 2026 and 2025 was comprised of foreign currency translation adjustments.

Revenue Recognition

Revenue from the Company is recognized under ASC Topic 606, Revenue from Contracts with Customers (“Topic 606”), in a manner that reasonably reflects the delivery of its services and products to customers in return for expected consideration and includes the following elements:

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

The Series B Convertible Preferred Stock is initially recorded at its issuance date carrying amount, net of directly attributable issuance costs. The Company subsequently adjusts the carrying amount of the redeemable preferred stock to equal the redemption value at the end of each reporting period. Changes in redemption value are recognized immediately as they occur through charges or credits to additional paid-in capital (or accumulated deficit if additional paid-in capital is not available).

Upon conversion of the Series B Convertible Preferred Stock into common stock, the related carrying amount is reclassified to stockholders’ equity.

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

Three Months Ended March 31,	2026	2025
Stock options	8,964	7,614

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

	Average Rate for the Three Months Ended March 31,
	2026		2025
	(Unaudited)		(Unaudited)
China Yuan (RMB)	RMB	6.9261	RMB	7.2712
United States Dollar ($)		$1.0000		$1.0000

	Exchange Rate at
	March 31, 2026		December 31, 2025
	(Unaudited)
China Yuan (RMB)	RMB	6.9033	RMB	6.9949
United States Dollar ($)		$1.0000		$1.0000

As of March 31, 2026 and December 31, 2025, the Company had cash balances of $27,332 and $26,552 denominated in China Yuan (RMB), respectively.

Going Concern

The Company has assessed its ability to continue as a going concern for a period of one year from the date of the issuance of these condensed consolidated financial statements. The Company has a net loss of $1,246,078 for the three months ended March 31, 2026. In addition, the Company had an accumulated deficit of $32,496,155 as of March 31, 2026, and negative cash flow from operating activities of $1,148,500 for the three months ended March 31, 2026. Substantial doubt about the Company’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the Company will be unable to meet its obligations as they become due within one year from the financial statement issuance date. The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern. The Company currently suffered recurring losses from operations, generated negative cash flow from operating activities, has an accumulated deficit and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These conditions raise substantial doubt as to its ability to continue as a going concern. These condensed consolidated financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2025, has also expressed substantial doubt about the Company’s ability to continue as a going concern.

At March 31, 2026, the Company had cash and cash equivalents, and short-term investments, in the amount of $6,021,591. The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future and raising additional capital to meet its obligations and repay its liabilities arising from normal business operations when they come due. Since inception, the Company has funded its operations primarily through equity and debt financings, and it expects to continue to rely on these sources of capital in the future. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in case of equity financing, or grant unfavorable terms in future licensing agreements. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company.

Note 3 – Recent Accounting Pronouncement

In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses. The guidance in ASU 2024-03 requires public business entities to disclose in the notes to the financial statements, among other things, specific information about certain costs and expenses including purchases of inventory; employee compensation; and depreciation and amortization expense for each caption on the income statement where such expenses are included. The update is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied prospectively to reporting periods after the effective date or retrospectively to all periods presented in the financial statements. We are currently evaluating the provisions of this guidance and assessing the potential impact on our financial statement disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

Note 4 – Inventory

At March 31, 2026 and December 31, 2025, inventory consisted of the following:

	March 31, 2026	December 31, 2025
Finished goods	$299,983	$304,967
Less: Inventory reserve	(209,278)	(205,154)
Inventory	$90,705	$99,813

Note 5 – Property and Equipment

At March 31, 2026 and December 31, 2025, property and equipment consisted of the following:

	March 31, 2026	December 31, 2025
Building improvement	$14,620	$14,620
Furniture and fixtures	42,881	42,676
Equipment	170,022	168,749
Software	1,995	1,995
Total cost	229,518	228,040
Less accumulated depreciation	(168,597)	(161,335)
Property and equipment, net	$60,921	$66,705

Depreciation expense for the three months ended March 31, 2026 and 2025 amounted to $6,722 and $5,453, respectively.

As of March 31, 2026, the Company had placed a $525,000 deposit on a purchase of a building which is recorded in other assets on the accompanying balance sheet. The building was subsequently purchased for $17,700,000 (See Note 11).

Note 6 – Series B Redeemable Preferred Stock (Temporary Equity)

On October 21, 2025, the Company entered into a Series B Preferred Stock Purchase Agreement with Spartan Capital Securities, LLC (“Spartan”). Pursuant to the terms and conditions of the Series B Preferred Stock Purchase Agreement, the Investors committed to purchase up to $7,000,000 or 8,236 shares (the “Commitment Amount”) of the Company’s Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”) at a price per share of $850.00 (the “Series B Private Placement”), which represents a 15% original issuance discount. There were three Closings: (i) $3,000,000 for the purchase of the Series B Preferred Stock funded at the Initial Closing; (ii) $1,000,000 for the purchase of the Series B Preferred Stock funded on the date the Company files: (a) the Registration Statement on Form S-1 required by and pursuant to the Registration Rights Agreement, and (b) the Information Statement with the SEC; and (iii) $3,000,000 for the purchase of the Series B Preferred Stock funded within two (2) Business Days after: (a) such Registration Statement is declared effective by the SEC, and (b) the Information Statement has become effective under Rule 14c-2. The Company received net proceeds of $6,320,000 on December 19, 2025. The proceeds were net of closing costs of $680,000 which was recorded as a discount and will be amortized over the earliest date of the redemption period. On December 5, 2025, the Company filed the Amended and Restated Certificate of Designations, Preferences, and Rights of the Series B Convertible Preferred Stock that had the effect of altering the conversion price and floor price calculations of the Series B Preferred Stock in the event that the Company approves a subdivision, reverse stock split, or similar transaction. The amendment to Series B Designation also provided for voluntary redemption rights at the option of the holder of Series B Preferred Stock and upon the occurrence of events outside the Company’s control. On or after January 19, 2026, and for a period of two years thereafter, each holder of Series B Preferred Stock shall have the right, but not the obligation, to require the Company to redeem all or a portion of the outstanding Series B shares held by them during specified periods within the redemption window. The initial redemption period will last ninety days, beginning on January 19, 2026. Subsequent redemption periods will each last thirty days and commence on the following dates: (i) July 1, 2026; (ii) October 1, 2026; (iii) December 1, 2026; (iv) July 1, 2027; (v) October 1, 2027; and (vi) December 1, 2027.

The holders of the Series B Preferred Stock may, at any time and from time to time, require the Company to convert their Series B Preferred Stock shares into common stock. The conversion price shall be equal to 85% of the lowest daily volume-weighted average price (VWAP) of the Company’s common stock during the ten trading days immediately preceding the applicable conversion date or other determination date, subject to the adjustments set forth herein. In no event, however, shall the conversion price be less than the floor price of $7.84. The Company classifies the Series B Preferred Stock outside of permanent equity (as temporary equity within the mezzanine section between liabilities and equity on the consolidated balance sheets) since the redemption of such shares is not solely within the Company’s control. During the year ended December 31, 2025, 973 shares of Series B Preferred Stock were converted into 93,926 shares of common stock, and there was an accretion of the discount of $453,334 which has been reflected as an addition to the net loss allocated to common stockholders. At December 31, 2025, 7,263 shares of the Series B Preferred Stock remained outstanding and the Series B Preferred Stock has been recorded at its redemption value of $5,946,284. During the three months ended March 31, 2025, 816 shares of Series B Preferred Stock were converted into 104,082 shares of common stock, and there was an accretion of the discount of $226,666 which has been reflected as an addition to the net loss allocated to common stockholders. At March 31, 2026, 6,447 shares of the Series B Preferred Stock remain outstanding and the Series B Preferred Stock has been recorded at its redemption value of $5,479,350. See note 11 for subsequent conversions and redemption demand.

As of March 31, 2026 and December 31, 2025 Series B Preferred Stock shares reflected on the balance sheet is reconciled on the following table:

	March 31, 2026	December 31, 2025
Gross proceeds	$7,000,000	$7,000,000
Less:
Preferred stock issuance costs	(680,000)	(680,000)
Value converted into common stock	(1,520,650)	(827,050)
Plus:
Accretion of carrying value to redemption value	680,000	453,334
Preferred stock subject to possible redemption	$5,479,350	$5,946,284

Note 7 – Leases

Operating Leases

In January 2026, Focus Universal (Shenzhen) Technology Co., Ltd. entered into two thirty-six-month commercial leases with a third party for office spaces of approximately 3,700 and 4,230 square feet. The first lease commenced on January 31, 2026 and will expire on January 30, 2029, with a monthly rent of RMB 14,612 (approximately $2,033). The second lease commenced on February 1, 2026 and will expire on January 31, 2029, with a monthly rent of RMB 24,771 (approximately $3,447). The Company’s incremental borrowing rate for these leases is 10%, representing the rate it would incur on a collateralized basis to borrow an amount equal to the lease payments over a similar term. Lease expense is recognized on a straight-line basis over the lease term. The Company recorded a right of use assets and a lease obligation of $175,271 upon inception of these leases.

Operating lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. As of March 31, 2026 and December 31, 2025, operating lease right-of use assets and lease liabilities were as follows:

	March 31, 2026	December 31, 2025
Operating lease right-of-use assets, net	$157,857	$12,501
Lease liabilities, current portion	$53,601	$8,464
Lease liabilities, less current portion	$59,213	$–

Lease term and discount rate:

	March 31, 2026	December 31, 2025
Weighted average remaining lease term:
Operating lease	2.75 to 2.83 years	0.08 to 0.25 years
Weighted average discount rate:
Operating lease	10%	10%

The minimum future lease payments are as follows:

Amount
Year ending December 31, 2026	$–
Year ending December 31, 2027	64,873
Year ending December 31, 2028	64,873
Total minimum lease payment	129,746
Less: imputed interest	(16,932)
Present value of future minimum lease payments	$112,814

Short-term leases

On January 22, 2026, the Company entered into a Standard Industrial/Commercial Single-Tenant Lease (the “Lease”) with the Cameron Court, L.P. to lease the Company premises located at 1515 W Cameron Ave., Ste. 210, West Covina, CA 91790 on a month-to-month basis. The commercial property consists of a total office space of 3,546 square feet.

The Company recorded an operating lease expense of $65,128 and $80,210 for the three months ended March 31, 2026 and 2025, respectively. This is included in general and administrative expenses.

Note 8 – Stockholders’ Equity

Common stock

On February 9, 2026, the Company effected a reverse stock split of its outstanding common stock on a 1-for-10 basis. No adjustment was made to the Company’s authorized shares of capital stock. All share and per share amounts have been retroactively restated to reflect the split as if it occurred at the beginning of the earliest period presented.

Treasury stock

During the three months ended March 31, 2026, the Company repurchased 16,890 shares of its common stock for $154,617 in the public market at average price of $9.15 and placed them in treasury. As of March 31, 2026 and December 31, 2025, 33,975 and 17,085 shares remain as treasury shares, respectively. These were all purchased as part of publicly announced plans or program and currently, as also noted in the previous 10-K filing.

Employee compensation

In prior years, the Company entered into several employment agreements that require the issuance of common shares for services that vest on a quarterly basis. During the period ended March 31, 2026, 5,772 shares with a fair value of $63,441 that previously vested were issued. During the period ended March 31, 2026, an aggregate of 4,232 shares with a fair value of $15,275 vested during the period and were recognized as compensation costs. As of March 31, 2026, 4,254 shares of common stock with a fair value of $19,443 remain vested but not issued.

On February 11, 2022 (the “Vesting Date”), the Company entered into a restricted stock award agreements (the “Award Agreement”) with eight employees for 2,800 shares of the Company’s common stock subject to the terms and to the fulfillment of the conditions set forth in the Company’s equity incentive plan. The first 20% of the restricted shares were granted and vested on February 11, 2022. An additional 20% of the restricted shares will vest on each anniversary of the Vesting Date until the fourth anniversary of the Vesting Date. The initial fair value of the awards on the date of grant was determined to be $2,942,800 which is being amortized over the 5 year vesting period. During the year ended December 31, 2025, the Company amortized $357,340 of this amount leaving an unamortized balance of $357,340 at December 31, 2025. During the period ended March 31, 2026, 510 shares of common stock vested and the Company amortized $89,335 of this amount leaving an unamortized balance of $268,005 at March 31, 2026. As of March 31, 2026, 2,800 of the shares had been vested.

Stock options

On January 2, 2026, each member of the Board was granted 225 options to purchase shares at $8.5 per share with a fair value of $1,721. On March 27, 2026, one new member of the Board was granted 225 options to purchase shares at $3.83 per share with a fair value of $775. The options vest monthly over one (1) year, and may be exercised during a 10-year term. In the aggregate, 1,350 options were granted with a fair value of $9,380. During the three months ended March 31, 2026, the Company recognized $2,159 of compensation cost relating to the vesting of these options and $7,221 remained unvested which will be amortized over the remainder of 2026.

For the three months ended March 31, 2026 and 2025, the Company’s stock option compensation expenses amounted to $2,159 and $10,284, respectively.

The fair value of the stock options issued during the periods was determined using the Black-Scholes option pricing model with the following assumptions:

March 31, 2026
Risk-free interest rate	3.79% and 3.83%
Expected life of the options	5.5 years
Expected volatility	135.83% and 134.99%
Expected dividend yield	0%

The following is a summary of the option activity from December 31, 2025 to March 31, 2026:

	Number of Options	Weighted average exercise price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2025	7,614	$302.00	6.32	–
Granted	1,350	$7.72	–	–
Exercised	–	–	–	–
Cancelled or forfeited	–	–	–	–
Outstanding at March 31, 2026	8,964	$257.35	6.14	–
Exercisable as of March 31, 2026	7,896	$291.50	6.21	–

Note 9 – Segment Reporting

The Company currently has two operating and reportable segments. In accordance with ASC 280, Segment Reporting (“ASC 280”), the Company considers operating segments to be components of the Company’s business for which separate financial information is available and evaluated regularly by Management in deciding how to allocate resources and to assess performance. Management reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. Accordingly, the Company has determined that it has two operating and reportable segments. The Company consists of two types of operations. (1) AVX and Smart AVX (inclusive of the smart IoT Products sales under Smart AVX) cooperatively run our “LED and IoT Installation Services” segment, which handles our LED and IoT installation and management business specializing in high performance and easy to use LED and display systems, audio/video systems, home theaters, lighting control, automation, and integration. This includes the Focus and Focus Shenzhen collectively operate our “Corporate and R&D” segment focused on R&D development for the IoT, which involves the non-specific financing, executive expense, operations and investor relations of our public entity, and the general shared management and costs across the Company’s subsidiaries that spread across all functional categories and research and development of these IoT technology products and of our smart products into the commercial and home automation sectors. (2) Perfecular and Lusher jointly operate the SEC Financial Software segment, which involves the development, marketing, and production of our SEC Financial Reporting AI-Driven Automation Software package and also includes our universal smart instruments and devices in the hydroponic and controlled agriculture segments.

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

The following tables summarize the financial information of each operating segment of the Company for the three months ended March 31, 2026:

	For the Three Months ended March 31, 2026
	Perfecular & Lusher	Corporate & IoT	Total
Revenue	$4,000	$43,973	$47,973
Cost of revenue	3,988	28,741	32,729
Gross profit	12	15,232	15,244

Operating expenses
Selling expense	–	32,848	32,848
Compensation – officers and directors	–	117,551	117,551
Research and development	64,800	199,997	264,797
Professional fees	–	385,205	385,205
General and administrative	46	486,508	486,554
Total operating expense	64,846	1,222,109	1,286,955

Loss from operations	(64,834)	(1,206,877)	(1,271,711)

Total other income	–	25,633	25,633

Net loss	$(64,834)	$(1,181,244)	$(1,246,078)

The following tables summarize the financial information of each operating segment of the Company for the three months ended March 31, 2025:

	For the Three Months ended March 31, 2025
	Perfecular & Lusher	Corporate & IoT	Total
Revenue	$6,624	$183,631	$190,255
Cost of revenue	5,373	154,338	159,711
Gross profit	1,251	29,293	30,544

Operating expenses
Selling expense	1,165	47,815	48,980
Compensation – officers and directors	–	125,387	125,387
Research and development	115,890	256,368	372,258
Professional fees	–	472,991	472,991
General and administrative	469	281,986	282,455
Total operating expense	117,524	1,184,547	1,302,071

Loss from operations	(116,273)	(1,155,254)	(1,271,527)

Total other income	1	20,148	20,149

Net loss	$(116,272)	$(1,135,106)	$(1,251,378)

Note 10 – Contingencies

In the normal course of business or otherwise, the Company may become involved in legal proceedings. The Company will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred. As described in Part II, Item 1 of this report, a former engineer filed a claim against Focus Shenzhen in July 2025 alleging wrongful termination. Approximately $23,703 (RMB 165,802) in Focus Shenzhen's bank account has been frozen pending resolution. The Company intends to vigorously defend itself. The outcome remains uncertain, and a reasonable estimate of potential loss cannot be determined at this time.

Note 11 – Subsequent Events

On April 1, 2026, and April 16, 2026, the Company founded two wholly owned subsidiaries, Lusher LLC and Lusher Service LLC respectively, both registered under the laws of the State of California. Both of these subsidiaries were established to support the Company’s future planned financial services operations.

Subsequent to March 31, 2026, on April 6, 2026, the holders of a majority of the outstanding shares of Series B Convertible Preferred Stock converted 5,216 shares of Series B Convertible Preferred Stock into 665,328 shares of Common Stock. The remaining outstanding shares of Series B Convertible Preferred Stock were held by Great Point Capital LLC, and the Company entered into a redemption agreement dated April 13, 2026, with Great Point Capital LLC to redeem such remaining shares at a price of $782 per share for an aggregate amount of $961,860. As of the date of this filing, there are no shares of Series B Convertible Preferred Stock outstanding.

On April 6, 2026, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) to issue and sell to Armistice Capital Master Fund Ltd. (“Armistice”) approximately $4,000,000 worth of Pre-Funded Units. Pursuant to the terms of the Purchase Agreement, Armistice purchased an aggregate of 1,117,318 Pre-Funded Units at a purchase price of $3.57999 per unit. Each Pre-Funded Unit consists of (i) one (1) Pre-Funded Warrant (the “Pre-Funded Warrant”), (ii) one (1) Series A PIPE Common Warrant (“Series A Common Warrant”) to purchase one (1) share of common stock, and (iii) one (1) Series B PIPE Common Warrant (“Series B Common Warrant”) to purchase one (1) share of common stock. Each Pre-Funded Warrant is exercisable for one (1) share of common stock at a nominal exercise price of $0.00001 per share, with the aggregate exercise price having been pre-funded to the Company and is exercisable immediately upon issuance until all of the Pre-Funded Warrants are exercised in full. Alternatively, the Pre-Funded Warrants may be exercised on a cashless basis. Armistice also received (i) a Series A Common Warrant to purchase up to 1,117,318 shares of Common Stock with an exercise price of $3.33, which expires 24 months after its initial issuance date; and (ii) a Series B Common Warrant to purchase up to 1,117,318 shares of Common Stock at an exercise price of $3.33, which expires sixty (60) months after its initial issuance date. The Series A Common Warrants and Series B Common Warrants are exercisable immediately upon issuance until their respective expiration dates. The number of shares of Common Stock issuable under the warrants are subject to adjustments for stock splits, dividends, and fundamental transactions as further described in the agreement. The Series A Common Warrants and Series B Common Warrants may be exercised on a cashless basis if there is no effective registration statement registering the issuance or resale of the warrant shares at the time of exercise. Subsequently, Armistice has exercised 379,318 shares of its Pre-Funded Warrant and as a result, the Company has issued 379,318 shares of Common Stock.

On January 21, 2026, the Company entered into a purchase, sale, and escrow agreement with 901 Corporate Center, LP to acquire a 100,743 sq. ft. office and commercial building, along with a four-level parking structure, located in Monterey Park, California. The purchase price was $17,700,000, with an escrow deposit of $525,000. The escrow was initially scheduled to close within sixty days of opening escrow. The $525,000 deposit was placed into the escrow account on January 26, 2026. Lusher Holding LLC, a subsidiary of the Company entered into a term loan agreement with East West Bank (the “East West Loan”) to borrow $11,050,000, at 6.25% interest for the first 3-years, then floating at the Wall Street Journal Prime Rate plus (+) 0.25% for the remaining term, with a floor interest rate at 6.25%. The loan provides for 36 consecutive monthly principal and interest payments of approximately $68,698.64, beginning on May 1, 2026 and subsequently, 83 monthly principal and interest payments of an initially estimated amount of approximately $73,917.99 (subject to change based on Wall Street Journal Prime Rate plus 0.25%) beginning May 1, 2029. A final principal and interest payment of approximately $9,533,143.67 (subject to change based on Wall Street Journal Prime Rate plus 0.25%) is due on April 1, 2036. Focus Universal Inc. is listed as the primary guarantor of this East West Loan with Desheng Wang listed as a backup guarantor. Lusher Holding LLC on Friday, April 17, 2026, deposited $11 million, from the East West Loan to escrow and $5.8 million as downpayment to close escrow. As of April 17, 2026, the Company and Lusher Holding LLC have completed the purchase of the building. The building will serve as Focus Universal’s principal headquarters and is expected to carry the same rent roll in 2026.

In April and May 2026, the Company repurchased 57,835 shares of its Common Stock for $99,243 in the public market at average price of $1.76 and placed them in treasury.

The Company has evaluated all other subsequent events through the date these consolidated financial statements were issued and determined that there were no other subsequent events or transactions that require recognition or disclosures in the consolidated financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

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

Our Lusher subsidiary is developing and designing a software to streamline SEC financial reporting for financial reporting and tax firms. Currently, we have completed the SEC financial reporting software in a Microsoft Word format. Our team is focused on streamlining the entire SEC financial reporting process for SEC attorneys, PCAOB accounting firms, and other financial reporting professionals. Our goal is that with a single click, our software automatically retrieves financial data from external accounting systems and generates consolidated financial statements and SEC reports in WORD, PDF, HTML, and XBRL formats—all within just a few minutes. Our developers are trying to eliminate human involvement when it comes to manually updating the numbers. This automation is designed to create an error-free, seamless process. Customer testing of the fully automated SEC financial reporting software began in July 2025.

Our securities are currently traded on Nasdaq Capital Market effective as of September 23, 2024.

Our Current Products Include:

We are a wholesaler of various digital, analog, and quantum light meters and filtration products, including fan speed adjusters, carbon filters and HEPA filtration systems.

Ubiquitor Wireless Universal Sensor Device

We have developed a device we call the Ubiquitor (the "Ubiquitor"), which replaces the functions of traditional digital measurement and sensing products by integrating many digital sensors and measurement tools into one single digital device. We believe the platform represents a technological advancement in the IoT marketplace by integrating large numbers of technologies, including cloud technology, wired and wireless communication technology, software programming, instrumentation technology, artificial intelligence, PLC technology, and sensor networking into a single platform. We believe the result of such integration is a smaller, cheaper, and faster circuit system design than those currently offered in the instrumentation market.

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

We began customer testing of our fully automated SEC financial reporting software on July 22, 2025. The Company plans to launch a technology roadshow to showcase this groundbreaking platform. Interested clients, partners, corporate filers, and investors will be welcomed to contact us for meetings and product demonstrations.

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

For a description of our products and services offering, please refer to Item 1. “Business” beginning on page 1 of our Annual Report on Form 10-K for the fiscal year ending December 31, 2025, filed with the Securities and Exchange Commission on March 31, 2026.

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

For a description of the ultra-narrowband technology and the 5G applications, see “Part I - Item 1. Business in our Annual Report on Form 10-K filed with the SEC on March 31, 2026.

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

Purchase of Building

On January 21, 2026, the Company entered into a purchase, sale, and escrow agreement with 901 Corporate Center, LP to acquire a 100,743 sq. ft. office and commercial building, along with a four-level parking structure, located in Monterey Park, California. The purchase price was $17,700,000, with an escrow deposit of $525,000. The escrow was initially scheduled to close within sixty days of opening escrow. The $525,000 deposit was placed into the escrow account on January 26, 2026. Lusher Holding LLC, a subsidiary of the Company, entered into a term loan agreement with East West Bank (the “East West Loan”) to borrow $11,050,000, at 6.25% interest for the first 3-years, then floating at the Wall Street Journal Prime Rate plus (+) 0.25% for the remaining term, with a floor interest rate at 6.25%. The loan provides for 36 consecutive monthly principal and interest payments of approximately $68,698.64, beginning on May 1, 2026 and subsequently, 83 monthly principal and interest payments of an initially estimated amount of approximately $73,917.99 (subject to change based on Wall Street Journal Prime Rate plus 0.25%) beginning May 1, 2029. A final principal and interest payment of approximately $9,533,143.67 (subject to change based on Wall Street Journal Prime Rate plus 0.25%) is due on April 1, 2036. Focus Universal Inc. is listed as the primary guarantor for this East West Loan with Desheng Wang listed as a backup guarantor. Lusher Holding LLC on Friday, April 17, 2026, deposited $11 million, from the East West Loan to escrow and $5.8 million as downpayment to close escrow. As of April 17, 2026, the Company and Lusher Holding LLC have completed the purchase of the building. The building will serve as Focus Universal’s principal headquarters and is expected to carry the same rent roll in 2026.

Results of Operations

For the three months ended March 31, 2026 compared to the three months ended March 31, 2025

Revenue, cost of revenue and gross profit

	For the three months ended March 31, 2026	For the three months ended March 31, 2025	Increase (Decrease) $
Revenue	$47,973	$190,255	$(142,282)
Cost of revenue	32,729	159,711	(126,982)
Gross Profit	$15,244	$30,544	$(15,300)

Our consolidated gross revenue for the three months ended March 31, 2026 and 2025 was $47,973 and $190,255, respectively. Cost of revenue for the three months ended March 31, 2026 was $32,729, compared to $159,711 for the three months ended March 31, 2025. The decrease in cost of revenue was primarily due to the decrease in revenue and fewer LED installation projects during the period and also the increase in LED materials. In addition to the decrease in revenue and cost of revenue, gross profit decreased to $15,244 compared to $30,544 for the three months ended March 31, 2026 and 2025, respectively.

The major components of our cost and operating expenses for the three months ended March 31, 2026 and 2025 are outlined in the table below:

	For the three months ended March 31, 2026	For the three months ended March 31, 2025	Increase (Decrease) $
Selling expense	$32,848	$48,980	$(16,132)
Compensation – officers and directors	117,551	125,387	(7,836)
Research and development	264,797	372,258	(107,461)
Professional fees	385,205	472,991	(87,786)
General and administrative	486,554	282,455	204,099
Total operating expenses	$1,286,955	$1,302,071	$(15,116)

Selling expenses for the three months ended March 31, 2026 were $32,848, compared to $48,980 for the three months ended March 31, 2025. Selling expenses were mainly from third party advertising fees and marketing related fees. The decrease in selling expenses was due to a decrease in advertising fees.

Compensation – officers and directors were $117,551 and $125,387 for the three months ended March 31, 2026 and 2025, respectively. The decrease in cost was a result of the decrease in the share price, which reduced the stock-based compensation expense for the associated directors.

Research and development costs were $264,797 and $372,258 for the three months ended March 31, 2026 and 2025, respectively. The decrease was due to software costs being capitalized in the current year.

Professional fees were $385,205 during the three months ended March 31, 2026, compared to $472,991 during the three months ended March 31, 2025. The decrease in these professional fees compared to the prior period was due to a decrease in legal fees for employment litigation defense.

General and administrative expenses for the three months ended March 31, 2026 was $486,554 compared to $282,455 during the three months ended March 31, 2025. The increase in general and administrative expenses was primarily due to the Company having received its employee retention credit from the Internal Revenue Service in 2025, which reduced the prior year’s comparable expenses.

Other Income (expense)

Other income for the three months ended March 31, 2026 was $25,633, compared to $20,149 for the three months ended March 31, 2025.

Net Losses

During the three months ended March 31, 2026 and 2025, we incurred net loss of $1,246,078 and $1,251,378 respectively, due to the factors discussed above.

Liquidity and Capital Resources

Working Capital

	March 31, 2026	December 31, 2025
Current Assets	$6,783,177	$8,647,129
Current Liabilities	(507,910)	(366,471)
Working Capital	$6,275,267	$8,280,658

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

	For the three months ended March 31, 2026	For the three months ended March 31, 2025
Net cash used in operating activities	$(1,148,500)	$(1,220,049)
Net cash used in investing activities	(622,216)	(23,380)
Net cash used in financing activities	(154,617)	(144,575)
Effect of exchange rate	3,092	(5,714)
Net change in cash	$(1,922,241)	$(1,393,718)

Cash Flows from Operating Activities

Our net cash outflows from operating activities of $1,148,500 for the three months ended March 31, 2026 was primarily the result of our net loss of $1,246,078 and changes in our operating assets and liabilities offset by the add-back of non-cash expenses.

Our net cash outflows from operating activities of $1,220,049 for the three months ended March 31, 2025 was primarily the result of our net loss of $1,251,378 and changes in our operating assets and liabilities offset by the add-back of non-cash expenses.

We expect that cash flows from operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our net revenues and operating results, utilization of new revenue streams, in line with our shifting revenue streams, collection of accounts receivable, and timing of billings and payments.

Cash Flows from Investing Activities

For the three months ended March 31, 2026 we had cash outflow from investing activities of $622,216 from the purchase of property and equipment of $297, deposit on building of $525,000 and capitalized software cost of $96,919. For the three months ended March 31, 2025 we had cash outflow from investing activities of $23,380 from the purchase of property and equipment of $23,380.

Cash Flows from Financing Activities

For the three months ended March 31, 2026, we had cash outflows of $154,617 due to purchase of treasury stock of $154,617. For the three months ended March 31, 2025, we had cash outflows of $144,575 due to purchase of treasury stock of $144,575.

Going Concern

The Company has assessed its ability to continue as a going concern for a period of one year from the date of the issuance of these condensed consolidated financial statements. The Company has a net loss of $1,246,078 for the three months ended March 31, 2026. In addition, the Company had an accumulated deficit of $32,496,155 as of March 31, 2026, and negative cash flow from operating activities of $1,148,500 for the three months ended March 31, 2026. Substantial doubt about the Company’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the Company will be unable to meet its obligations as they become due within one year from the financial statement issuance date. The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern. The Company currently suffered recurring losses from operations, generated negative cash flow from operating activities, has an accumulated deficit and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These conditions raise substantial doubt as to its ability to continue as a going concern. These condensed consolidated financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

At March 31, 2026, the Company had cash and cash equivalents, and short-term investments, in the amount of $6,021,591. The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future and raising additional capital to meet its obligations and repay its liabilities arising from normal business operations when they come due. Since inception, the Company has funded its operations primarily through equity and debt financings, and it expects to continue to rely on these sources of capital in the future. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in case of equity financing, or grant unfavorable terms in future licensing agreements. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company.

Off-Balance Sheet Arrangements

As of March 31, 2026, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation SK.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

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

Recent Accounting Pronouncements

Our Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements. Except for ASU 2024-03, which the Company is currently evaluating as discussed in Note 3, the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered shares of common stock were sold during the three months ended March 31, 2026.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the three-month period ended March 31, 2026.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5.  OTHER INFORMATION

Our common stock trades on the Nasdaq Capital Market under the symbol “FCUV.”

During the quarter ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Focus Universal Inc.

Dated: May 14, 2026	By:	/s/ Desheng Wang Desheng Wang Chief Executive Officer

Dated: May 14, 2026	By:	/s/ Irving H. Kau Irving H. Kau Chief Financial Officer

