Form 10-Q
period 2026-09-30
FOCUS UNIVERSAL INC.
filed 2026-11-10
CIK 1590418

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2026

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large, accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large, accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

As of November 10, 2026, the registrant had outstanding 982,012 shares of its common stock, par value of $0.001 per share.

FORM 10-Q

FOCUS UNIVERSAL INC.

2

PART I.  FINANCIAL INFORMATION

References in this document to “us,” “we,” or “Company” refer to Focus Universal Inc.

ITEM 1.  FINANCIAL STATEMENTS

FOCUS UNIVERSAL INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOCUS UNIVERSAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current Assets:
Cash	$4,440,231	$7,934,958
Accounts receivable, net	127,487	7,125
Inventories, net	36,260	99,813
Other receivables	–	20,000
Prepaid expenses	207,232	492,953
Marketable securities	–	22,887
Deposit – current portion	46,655	69,393
Total Current Assets	4,857,865	8,647,129

Property and equipment, net	17,349,934	66,705
Operating lease right-of-use asset	138,098	12,501
Capitalized software costs	239,399	159,179
Deposits	7,188	–

Total Assets	$22,592,484	$8,885,514

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$608,163	$358,007
Other current liabilities	193,853	–
Loan, current portion	129,290	–
Lease liability, current portion	58,011	8,464
Total Current Liabilities	989,317	366,471

Non-Current Liabilities:
Loan, less current portion	10,839,154	–
Other liability	63,484	–
Lease liability, less current portion	64,085	–

Total Liabilities	11,956,040	366,471

Redeemable Preferred Stock:
Series B convertible redeemable preferred stock, par value $0.001 per share, 15,000 shares authorized; 0 and 7,263 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	–	5,946,284

Contingencies

Stockholders’ Equity:
Common stock, par value $0.001 per share, 1,000,000,000 shares authorized; 982,012 and 228,774 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	982	229
Treasury stock (54,494 and 4,271 shares held at September 30, 2026 and December 31, 2025, respectively)	(848,533)	(494,390)
Additional paid-in capital	46,888,529	34,038,844
Shares to be issued, common shares (2,156 and 1,449 shares at September 30, 2026 and December 31, 2025, respectively)	14,602	82,884
Accumulated deficit	(35,404,538)	(31,023,411)
Accumulated other comprehensive loss	(14,598)	(31,397)
Total Stockholders’ Equity	10,636,444	2,572,759

Total Liabilities, Redeemable Preferred Stock and Stockholders’ Equity	$22,592,484	$8,885,514

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOCUS UNIVERSAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)

(UNAUDITED)

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2026	2025	2026	2025
Revenue
Rental revenue	$789,128	$–	$1,441,078	$–
Other revenue	13,300	28,689	84,493	254,274
Total Revenue	802,428	28,689	1,525,571	254,274

Cost and Operating Expenses
Property operating expenses	400,655	–	660,318	–
Cost of other revenue	57,869	30,301	107,825	237,754
Depreciation and amortization	235,838	–	443,584	–
Selling expense	2,199	2,374	35,738	58,774
Compensation - officers and directors	117,642	124,981	352,831	375,725
Research and development	484,185	288,078	1,111,147	1,127,633
Professional fees	303,761	321,917	1,440,110	1,224,063
General and administrative	356,163	441,414	1,351,188	1,224,988
Total Cost and Operating Expenses	1,958,312	1,209,065	5,502,741	4,248,937

Loss from Operations	(1,155,884)	(1,180,376)	(3,977,170)	(3,994,663)

Other Income (Expense):
Interest income (expense), net	(233,028)	5,747	(278,940)	39,765
Unrealized gain on marketable equity securities	–	4,135	–	18,888
Realized gain on marketable equity securities	–	–	98,936	–
Other income (loss), net	(513)	4,119	2,713	12,609
Total other income (loss)	(233,541)	14,001	(177,291)	71,262

Net Loss	$(1,389,425)	$(1,166,375)	$(4,154,461)	$(3,923,401)

Accretion of redeemable preferred stock	–	–	(226,666)	–

Net loss to common stockholders	$(1,389,425)	$(1,166,375)	$(4,381,127)	$(3,923,401)

Other comprehensive items
Foreign currency translation gain (loss)	5,640	677	16,799	(9,756)

Total comprehensive loss	$(1,383,785)	$(1,165,698)	$(4,137,662)	$(3,933,157)

Basic net income loss per share:
Basic net loss per share	$(1.80)	$(6.34)	$(8.24)	$(21.62)

Weighted Average Number of Common Shares Outstanding: Basic and Fully Diluted	770,216	183,937	531,561	181,506

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOCUS UNIVERSAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(UNAUDITED)

	Series B Redeemable Preferred Stock		Common stock		Treasury stock	Additional Paid-In	Shares to be issued Common	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
Description	Shares	Amount	Shares	Amount	Amount	Capital	Shares	Deficit	Loss	Equity
Balance – June 30, 2026	–	$–	702,745	$703	$(848,533)	$43,071,198	$12,019	$(34,015,113)	$(20,238)	$8,200,036

Stock based compensation - options	–	–	–	–	–	2,345	–	–	–	2,345

Stock based compensation - shares issued for Award Agreement	–	–	–	–	–	94,590	–	–	–	94,590

Stock based compensation - shares issued for employment contract	–	–	–	–	–	–	2,583	–	–	2,583

Exercise of Series A warrants - Sep 2026	–	–	279,330	279	–	3,720,396	–	–	–	3,720,675

CEDE & CO - 63 shares cancelled per VStock (share count only)	–	–	(63)	–	–	–	–	–	–	–

Other comprehensive income	–	–	–	–	–	–	–	–	5,640	5,640

Net loss	–	–	–	–	–	–	–	(1,389,425)	–	(1,389,425)

Balance - September 30, 2026	–	$–	982,012	$982	$(848,533)	$46,888,529	$14,602	$(35,404,538)	$(14,598)	$10,636,444

	Series B Redeemable Preferred Stock		Common stock		Treasury stock	Additional Paid-In	Shares to be issued Common	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
Description	Shares	Amount	Shares	Amount	Amount	Capital	Shares	Deficit	Loss	Equity
Balance – June 30, 2025	–	$–	180,471	$180	$(173,838)	$29,571,332	$22,864	$(28,539,334)	$(35,623)	$845,581

Stock based compensation - options	–	–	–	–	–	10,284	–	–	–	10,284

Stock based compensation – shares	–	–	–	–	–	89,332	29,869	–	–	119,201

Purchase of treasury stock	–	–	–	–	(75,838)		–	–	–	(75,838)

Retirement of treasury stock	–	–	–	–	–	–	–	–	–	–

Stock issued for cash	–	–	4,197	4	–	441,273	–	–	–	441,277

Other comprehensive income	–	–	–	–	–	–	–	–	677	677

Net loss	–	–	–	–	–	–	–	(1,166,375)	–	(1,166,375)

Balance – September 30, 2025	–	$–	184,668	$185	$(249,676)	$30,112,220	$52,733	$(29,705,709)	$(34,946)	$174,807

	Series B Redeemable Preferred Stock		Common stock		Treasury stock	Additional Paid-In	Shares to be issued Common	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
Description	Shares	Amount	Shares	Amount	Amount	Capital	Shares	Deficit	Loss	Equity
Balance - December 31, 2025	7,263	$5,946,284	228,774	$229	$(494,390)	$34,038,844	$82,884	$(31,023,411)	$(31,397)	$2,572,759

Stock based compensation - options	–	–	–	–	–	6,849	–	–	–	6,849

Stock based compensation - shares issued for Award Agreement	–	–	131	–	–	273,261	–	–	–	273,261

Stock based compensation - employment contracts (incl Q3 stock to be issued)	–	–	2,311	2	–	91,213	(68,282)	–	–	22,933

Purchase of treasury stock	–	–	–	–	(354,143)	–	–	–	–	(354,143)

Stock split rounding and shares cancelled	–	–	(221)	–	–	–	–	–	–	–

Conversion of Series B preferred stock to common stock	(6,032)	(5,127,200)	192,357	193	–	5,127,007	–	–	–	5,127,200

Preferred stock accretion	–	226,666	–	–	–	–	–	(226,666)	–	(226,666)

Repurchase and cancellation of Series B preferred stock	(1,231)	(1,045,750)	–	–	–	–	–	–	–	–

Gain on cancellation of preferred stock	–	–	–	–	–	83,890	–	–	–	83,890

Shares issued for pre-funded units and warrant exercise	–	–	558,660	558	–	7,267,465	–	–	–	7,268,023

Other comprehensive income	–	–	–	–	–	–	–	–	16,799	16,799

Net loss	–	–	–	–	–	–	–	(4,154,461)	–	(4,154,461)

Balance - September 30, 2026	–	$–	982,012	$982	$(848,533)	$46,888,529	$14,602	$(35,404,538)	$(14,598)	$10,636,444

	Series B Redeemable Preferred Stock		Common stock		Treasury stock	Additional Paid-In	Shares to be issued Common	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
Description	Shares	Amount	Shares	Amount	Amount	Capital	Shares	Deficit	Loss	Equity
Balance – December 31, 2024	–	$–	178,841	$179	$(1,055,592)	$30,032,562	$25,573	$(25,782,308)	$(25,190)	$3,195,224

Stock based compensation - options	–	–	–	–	–	30,852	–	–	–	30,852

Stock based compensation - shares	–	–	251	–	–	281,902	27,160	–	–	309,062

Purchase of treasury stock	–	–	–	–	(249,675)	–	–	–	–	(249,675)

Stock split rounding up	–	–	7,732	8	–	(8)	–	–	–	–

Retirement of treasury stock	–	–	(8,724)	(9)	1,055,591	(1,055,582)	–	–	–	–

Stock issued for cash	–	–	6,567	7	–	822,494	–	–	–	822,501

Other comprehensive loss	–	–	–	–	–	–	–	–	(9,756)	(9,756)

Net loss	–	–	–	–	–	–	–	(3,923,401)	–	(3,923,401)

Balance – September 30, 2025	–	$–	184,668	$185	$(249,676)	$30,112,220	$52,733	$(29,705,709)	$(34,946)	$174,807

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOCUS UNIVERSAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended Sept 30,
	2026	2025
Cash flows from operating activities:
Net Loss	$(4,154,461)	$(3,923,401)
Adjustments to reconcile net loss to net cash from operating activities:
Inventory reserve	25,925	1,644
Depreciation expense	425,243	17,231
Amortization expense	18,341	–
Unrealized gain on marketable equity securities	–	(18,888)
Realized gain on marketable equity securities	(98,936)	–
Stock-based compensation – shares	296,194	309,062
Stock based compensation – options	6,849	30,852
Changes in operating assets and liabilities:
Accounts receivable	(120,362)	(1,541)
Inventories	37,628	(13,943)
Other receivable	20,000	–
Prepaid expenses	289,977	(6,665)
Deposit	16,135	2,604
Operating lease right-of-use asset	53,233	72,298
Accounts payable and accrued liabilities	248,865	(14,347)
Other current liabilities	257,337	(68,204)
Lease liabilities	(64,651)	(95,806)
Net cash flows used in operating activities	(2,742,684)	(3,709,104)

Cash flows from investing activities:
Purchase of property and equipment	(6,656,391)	(27,318)
Capitalized software costs	(97,844)	–
Proceeds from sale of marketable securities	121,823	–
Net cash flows used in investing activities	(6,632,412)	(27,318)

Cash flows from financing activities:
Redemption of preferred stock	(961,860)	–
Repayment on bank loan	(81,891)	–
Shares issued for pre-funded units	3,547,348	–
Proceeds from stock issuance and warrant exercises	3,720,676	822,501
Purchases of treasury stock	(354,143)	(249,675)
Net cash flows provided by financing activities	5,870,130	572,826

Effect of exchange rate	10,239	(14,838)

Net change in cash	(3,494,727)	(3,178,434)

Cash beginning of period	7,934,958	3,589,318

Cash end of period	$4,440,231	$410,884

Supplemental cash flow disclosure:
Cash paid for income taxes	$–	$3,807
Cash paid for interest	$261,602	$–

Supplemental disclosure of non-cash investing and financing activities:
Accretion of redeemable series B preferred stock discount	$226,666	$–
Conversion of series B preferred stock to common stock	$5,127,200	$–
Gain on cancellation of preferred stock	$83,890	$–
Right-of-use assets obtained in exchange for operating lease liabilities	$175,271	$–
Issuance to bank loan on building acquisition	$11,050,000	$–

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FOCUS UNIVERSAL INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(UNAUDITED)

Note 1 – Organization and Operations

Focus Universal Inc. (“Focus” or the “Company”) was incorporated under the laws of the State of Nevada on December 4, 2012. The Company is a universal smart instrument developer and manufacturer, headquartered in Monterey Park, California, specializing in the development and commercialization of novel and proprietary universal smart technologies and instruments. Focus Universal Inc. is also a provider of patented hardware and software design technologies for Internet of Things (“IoT”) and 5G. The Company has developed five disruptive patented technology platforms with 28 patents and patents pending in various phases and 8 trademarks pending in various phases to solve what it believes are the major problems facing hardware and software design and production within the industry today. These technologies combined have the potential to reduce costs, product development timelines and energy usage while increasing range, speed, efficiency, and security. The smartphone or other mobile device serves as the foundation to the platform of our products where the user can review the sensor readouts together which performs the function of many traditional scientific and engineering instruments. The Company’s products are intended to replace the traditional, wired stand-alone instruments at a fraction of their cost. The Company also owns and operates a commercial real estate property.

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

On April 1, 2026, and April 16, 2026, the Company founded two wholly owned subsidiaries, Lusher LLC and Lusher Service LLC respectively, both registered under the laws of the State of California. Both of these subsidiaries were established to support the Company’s future planned financial services operations. There were no significant transactions involving Lusher LLC through September 30, 2026.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements of the Company for the three and nine months ended September 30, 2026 and three and nine months ended September 30, 2025 have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K (“Regulation S-K”) for scaled disclosures for smaller reporting companies. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company’s financial position and results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2025 was derived from the audited financial statements included in the Company’s financial statements as of and for the years ended December 31, 2025 contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on March 31, 2026. These financial statements should be read in conjunction with that report.

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

Allowance for doubtful accounts

The Company estimates an allowance for doubtful accounts based on historical collection trends and review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. As of September 30, 2026 and December 31, 2025, allowance for doubtful accounts amounted to $278,201 and $278,201, respectively.

Concentration of Credit and Business Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash. The Company limits its exposure to credit loss by investing its cash with high credit quality financial institutions.

Major customers

Two major tenants accounted for approximately 37% and 12% of the Company’s total rental revenue during the three and nine months ended September 30, 2026, respectively.

One major customer accounted for approximately 98% of the Company’s total other revenue during the three months ended September 30, 2026, compared to approximately 99% during the three months ended September 30, 2025. Four major customers accounted for approximately 36%, 22%, 16%, and 10% of the Company’s total other revenue during the nine months ended September 30, 2026, while three major customers accounted for approximately 52%, 32%, and 10%, respectively, during the nine months ended September 30, 2025.

Major vendors

No merchandise purchases were made during the three months ended September 30, 2026. One major vendor accounted for approximately 100% of total purchases during the nine months ended September 30, 2026, and one major vendor accounted for more than 66% of total purchases during the three months ended September 30, 2025 and more than 76% of total purchases during the nine months ended September 30, 2025.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts receivable, inventories, other receivable, prepaid expenses, deposit, accounts and accrued expenses, payable, treasury stock payable, short-term loan, other current liabilities, customer deposit, approximate their fair value because of the short maturity of those instruments. The carrying values of lease liabilities and long-term financing obligations approximate their fair values because interest rates on these obligations are based on prevailing market interest rates.

Comprehensive Income (Loss)

Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income (loss) as these amounts are recorded directly as an adjustment to stockholders’ equity. The Company’s other comprehensive loss for the nine months ended September 30, 2026 and nine months ended September 30, 2025 was comprised of foreign currency translation adjustments.

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

The Company evaluates each lease to determine whether it is an operating or finance lease in accordance with ASC 842, Leases. The Company’s leases of office and commercial space are classified as operating leases. Lease payments received in advance are recorded as deferred revenue and recognized as rental income over the applicable lease term.

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

Revenue from our project construction is recognized over time using the percentage-of-completion method under the cost approach. The percentage of completion is determined by estimating stage of work completed. Under this approach, recognized contract revenue equals the total estimated contract revenue multiplied by the percentage of completion. Our construction contracts are unit priced, and an account receivable is recorded for amounts invoiced based on actual units produced. The Company discontinued operations of AT Tech Systems in August 2024 and added the operations of Perfecular to service the financial reporting software sector, so the Company currently retains three operating and reportable segments which are (1) Perfecular and Lusher, (2) Corporate and IoT Products and (3) Lusher Holding LLC.

Cost of Revenue, excluding depreciation & amortization

Cost of revenue includes the cost of services, labor and products incurred to provide product sales, service sales and project sales.

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

Warrants

We evaluate the appropriate balance sheet classification of warrants we issue as either equity or as a derivative liability. In accordance with ASC 815, we classify a warrant as equity if it is “indexed to the Company’s equity” and meets several specific conditions for equity classification. A warrant is not considered “indexed to the Company’s equity,” in general, when it contains certain types of exercise contingencies or potential adjustments to its exercise price. If a warrant is not indexed to the Company’s equity or it has net cash settlement provisions that result in the warrants being accounted for under ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) or ASC 815, it is classified as a derivative liability which is carried on the consolidated balance sheets at fair value with any changes in its fair value recognized in the statements of operations and comprehensive loss. At September 30, 2026 and 2025 all of the Company’s outstanding warrants were classified as equity.

Research and development

Research and development costs are expensed as incurred. Research and development costs primarily consist of efforts to refine existing product models and develop new product models.

Basic and Fully Diluted Net Income (Loss) Per Share

Net income (loss) per share is computed pursuant to ASC 260-10-45. Basic net income (loss) per share (“EPS”) is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares outstanding during the period.

Diluted EPS reflects the potential dilution from securities that could result in the issuance of common stock. Potential common shares are included in diluted EPS only when their effect is dilutive. Securities whose inclusion would be antidilutive are excluded from the computation.

The Company reported net losses for the three and nine months ended September 30, 2026 and 2025. Potentially dilutive stock options and common stock warrants were excluded from diluted loss per share because their inclusion would have been antidilutive. Accordingly, basic and diluted loss per share were the same for each period presented.

The following table summarizes the common shares underlying potentially dilutive securities outstanding at September 30, 2026 and 2025 that were excluded from diluted loss per share:

	September 30, 2026	September 30, 2025
Stock options	2,242	1,904
Series B common warrants	279,330	–

Series A common warrants were also excluded from diluted loss per share while outstanding during the three and nine months ended September 30, 2026 because their effect would have been antidilutive. All 279,330 Series A common warrants were exercised during September 2026. See Note 10 for the related warrant activity.

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

	Average Rate for the Nine Months Ended Sept 30,
	2026		2025
	(Unaudited)		(Unaudited)
China Yuan (RMB)	RMB	6.82	RMB	7.16
United States Dollar ($)		$1.00		$1.00

	Exchange Rate at
	September 30, 2026		December 31, 2025
	(Unaudited)
China Yuan (RMB)	RMB	6.70	RMB	6.99
United States Dollar ($)		$1.00		$1.00

As of September 30, 2026 and December 31, 2025, the Company had cash balances of $30,412 and $26,552 denominated in China Yuan (RMB), respectively.

Going Concern

The Company has assessed its ability to continue as a going concern for a period of one year from the date of the issuance of these condensed consolidated financial statements. The Company has a net loss of $4,154,461 for the nine months ended September 30, 2026. In addition, the Company had an accumulated deficit of $35,404,538 as of September 30, 2026, and negative cash flow from operating activities of $2,742,684 for the nine months ended September 30, 2026. Substantial doubt about the Company’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the Company will be unable to meet its obligations as they become due within one year from the financial statement issuance date. The Company believes its current cash position will be able to fund its operations through the second quarter of 2027. The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern. The Company currently suffered recurring losses from operations, generated negative cash flow from operating activities, has an accumulated deficit and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These conditions raise substantial doubt as to its ability to continue as a going concern. These condensed consolidated financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2025, has also expressed substantial doubt about the Company’s ability to continue as a going concern.

At September 30, 2026, the Company had cash, and short-term investments, in the amount of $4,440,231. The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future and raising additional capital to meet its obligations and repay its liabilities arising from normal business operations when they come due. Since inception, the Company has funded its operations primarily through equity and debt financings, and it expects to continue to rely on these sources of capital in the future. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in case of equity financing, or grant unfavorable terms in future licensing agreements. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company.

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

Note 4 – Inventory

At September 30, 2026 and December 31, 2025, inventory consisted of the following:

	September 30, 2026	December 31, 2025
Finished goods	$267,339	$304,967
Less: Inventory reserve	(231,079)	(205,154)
Inventory	$36,260	$99,813

Note 5 – Property and Equipment

On January 21, 2026, the Company entered a purchase, sale and escrow agreement with 901 Corporate Center, LP to acquire the commercial property located at 901 Corporate Center Drive, Monterey Park, California (the “Property”). The acquisition was completed on April 17, 2026, through the Company and its wholly owned subsidiary, Lusher Holding LLC. The aggregate purchase price was $17,700,000, exclusive of closing costs.

The Property consists of four parcels comprising approximately 10.73 acres, with approximately 100,743 square feet of rentable Class A office space and a four-level parking structure. The parking facilities include a solar-panel canopy that is subject to a lease arrangement. At the time of acquisition, the Property was approximately 99.2% occupied by approximately 16 tenants. The existing tenant leases were retained in connection with the acquisition, and the Company does not intend to materially alter their terms. Most of the leases in place at acquisition had remaining terms of approximately five to eight years.

The Company preliminarily allocated approximately $8,862,095 of the purchase price to the building and $5,148,306 to land, and the remainder to building improvements and equipment. These amounts represent the preliminary allocations reflected in the Company’s existing accounting records and remain subject to reconciliation with the final purchase price allocation, including closing costs and any other amounts properly capitalized.

The Property is intended to serve both as an income-producing commercial real estate investment and as the Company’s principal headquarters. The Company plans to use approximately 2,000 square feet of the Property for its own operations.

At September 30, 2026 and December 31, 2025, property and equipment consisted of the following:

	September 30, 2026	December 31, 2025
Building	$8,862,095	$–
Land	5,148,306	–
Building improvement	595,455	14,620
Furniture and fixtures	43,348	42,676
Equipment	3,287,240	168,749
Software	1,995	1,995
Total cost	17,938,439	228,040
Less accumulated depreciation	(588,505)	(161,335)
Property and equipment, net	$17,349,934	$66,705

The building is being depreciated over an estimated 39-year useful life.  Building improvements and acquired equipment are being depreciated over 5-15 years depending on their estimated useful life, Depreciation expense for the nine months ended September 30, 2026 and nine months ended September 30, 2025 amounted to $425,243 and $17,231, respectively.

Note 6 – Rental Operations

The Company began generating rental income from the Property following completion of the acquisition on April 17, 2026. Rental income is primarily derived from commercial tenants occupying office space at the Property and from other contractual arrangements associated with the Property, including the applicable lease arrangement for the solar-panel canopy. Rental income is recognized in accordance with the terms of the underlying agreements and applicable accounting principles.

For the three and nine months ended September 30, 2026, rental revenue was approximately $789,128 and $1,441,078, respectively. No rental revenue was generated in 2025 as the Company purchased the property on April 17, 2026.

Property operating expenses for the three and nine months ended September 30, 2026, consisted principally of property management fees, repairs and maintenance, utilities, insurance, property taxes, other operating expenses. Such expenses totaled approximately $400,655 and $660,318, respectively. Depreciation related to the building was $406,868 for the nine month period ended September 30, 2026 and has been included in depreciation expense on the accompanying statement of operations.

The Company uses third-party property management services for the Property. Property management activities include, as applicable, tenant coordination, rent collection, lease administration, maintenance coordination and other customary property operations.

Tenant concentration is evaluated based on rental revenue and, where relevant, accounts receivable. As of September 30, 2026, the Property had approximately 12 tenants and an occupancy rate of approximately 99.2%.

The Property was financed in part through an $11,050,000 term loan from East West Bank obtained in connection with the acquisition (See Note 9 to the financial statements). The loan bears interest at 6.25% for the first three years and thereafter at the Wall Street Journal Prime Rate plus 0.25%, subject to a minimum interest rate of 6.25%, under the loan agreement. The loan is scheduled to mature on April 1, 2036. The Company and its Chief Executive Officer have provided guarantees as described in the underlying loan documentation.

Rental income from operating leases, is recognized on a straight-line basis over the lease term once we have determined that the collectability of substantially all of the lease payments is probable. Accounts receivable, included $127,487 of rent receivables at September 30, 2026.

The following operating lease maturity analysis presents the future contractual lease payments to be received by the Company as of September 30, 2026:

Year	Amount
Year ending December 31, 2026	$729,152
Year ending December 31, 2027	2,595,295
Year ending December 31, 2028	945,682
Year ending December 31, 2029	760,498
Year ending December 31, 2030	737,349
Thereafter	2,103,910
Total	$7,871,885

Note 7 – Series B Redeemable Preferred Stock (Temporary Equity)

On October 21, 2025, the Company entered into a Series B Preferred Stock Purchase Agreement with Spartan Capital Securities, LLC (“Spartan”). Pursuant to the terms and conditions of the Series B Preferred Stock Purchase Agreement, Spartan committed to purchase up to $7,000,000 or 8,236 shares (the “Commitment Amount”) of the Company’s Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”) at a price per share of $850.00 (the “Series B Private Placement”), which represents a 15% original issuance discount. There were three Closings: (i) $3,000,000 for the purchase of the Series B Preferred Stock funded at the Initial Closing on October 23, 2025; (ii) $1,000,000 for the purchase of the Series B Preferred Stock funded on December 15, 2025; and (iii) $3,000,000 for the purchase of the Series B Preferred Stock on December 19,2025. The Company received net proceeds of $6,320,000 on December 19, 2025. The proceeds were net of closing costs of $680,000 which was recorded as a discount and will be amortized over the earliest date of the redemption period. On December 5, 2025, the Company filed the Amended and Restated Certificate of Designations, Preferences, and Rights of the Series B Convertible Preferred Stock that had the effect of altering the conversion price and floor price calculations of the Series B Preferred Stock in the event that the Company approves a subdivision, reverse stock split, or similar transaction. The amendment to Series B Designation also provided for voluntary redemption rights at the option of the holder of Series B Preferred Stock and upon the occurrence of events outside the Company’s control. On or after January 19, 2026, and for a period of two years thereafter, each holder of Series B Preferred Stock had the right, but not the obligation, to require the Company to redeem all or a portion of the outstanding Series B shares held by them during specified periods within the redemption window. The initial redemption period was to last ninety days, beginning on January 19, 2026. Subsequent redemption periods were to each last thirty days and commence on the following dates: (i) July 1, 2026; (ii) October 1, 2026; (iii) December 1, 2026; (iv) July 1, 2027; (v) October 1, 2027; and (vi) December 1, 2027.

The holders of the Series B Preferred Stock had the right, at any time and from time to time, to require the Company to convert their Series B Preferred Stock shares into common stock. The conversion price was to be equal to 85% of the lowest daily volume-weighted average price (VWAP) of the Company’s common stock during the ten trading days immediately preceding the applicable conversion date or other determination date, subject to the adjustments set forth herein. In no event, however, could the conversion price be less than the floor price of $7.84. The Company initially classified the Series B Preferred Stock outside of permanent equity (as temporary equity within the mezzanine section between liabilities and equity on the consolidated balance sheets) since the redemption of such shares was not solely within the Company’s control. During the year ended December 31, 2025, 973 shares of Series B Preferred Stock were converted into 93,926 shares of common stock, and there was an accretion of the discount of $453,334 which has been reflected as an addition to the net loss allocated to common stockholders. At December 31, 2025, 7,263 shares of the Series B Preferred Stock remained outstanding and the Series B Preferred Stock had been recorded at its redemption value of $5,946,284. During the nine months ended September 30, 2026, 6,032 shares of Series B Preferred Stock were converted into 192,357 shares of common stock. The Company recorded an accretion of the discount of $226,666, which was reflected as an addition to the net loss attributable to common stockholders. The remaining outstanding shares of Series B Convertible Preferred Stock were held by Great Point Capital LLC, and the Company entered into a redemption agreement dated April 13, 2026, with Great Point Capital LLC to redeem the 1,231 remaining shares with a stated value $1,045,750 at a price of $782 per share for an aggregate amount of $961,860, resulting in a gain of $83,890 which has been reflected as additional paid in capital. As of September 30, 2026, there are no shares of Series B Convertible Preferred Stock outstanding.

As of September 30, 2026 and December 31, 2025 Series B Preferred Stock shares reflected on the balance sheet are reconciled on the following table:

	September 30, 2026	December 31, 2025
Gross proceeds	$7,000,000	$7,000,000
Less:
Preferred stock issuance costs	(680,000)	(680,000)
Value converted into common stock	(5,954,250)	(827,050)
Repurchase	(1,045,750)	–
Plus:
Accretion of carrying value to redemption value	680,000	453,334
Preferred stock subject to possible redemption	$–	$5,946,284

Note 8 – Leases

Operating Lease

In January 2026, Focus Universal (Shenzhen) Technology Co., Ltd. entered into two thirty-six-month commercial leases with a third party for office spaces of approximately 3,700 and 4,230 square feet. The first lease commenced on January 31, 2026 and will expire on January 30, 2029, with a monthly rent of RMB 14,612 (approximately $2,141). The second lease commenced on February 1, 2026 and will expire on January 31, 2029, with a monthly rent of RMB 22,707 (approximately $3,328). The Company’s incremental borrowing rate for these leases is 10%, representing the rate it would incur on a collateralized basis to borrow an amount equal to the lease payments over a similar term. Lease expense is recognized on a straight-line basis over the lease term. The Company recorded a right of use assets and a lease obligation of $175,271 upon inception of these leases in 2026.

Operating lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. As of September 30, 2026 and December 31, 2025, operating lease right-of use assets and lease liabilities were as follows:

	September 30, 2026	December 31, 2025
Operating lease right-of-use assets, net	$138,098	$12,501
Lease liabilities, current portion	$58,011	$8,464
Lease liabilities, less current portion	$64,085	$–

Lease term and discount rate:

	September 30, 2026	December 31, 2025
Weighted average remaining lease term:
Operating lease	2.32 years	0.08 to 0.25 years
Weighted average discount rate:
Operating lease	10%	10%

The minimum future lease payments are as follows:

Amount
Year ending December 31, 2026	$–
Year ending December 31, 2027	66,800
Year ending December 31, 2028	66,800
Total minimum lease payment	133,600
Less: imputed interest	(11,505)
Present value of future minimum lease payments	$122,096

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

	September 30, 2026	December 31, 2025
East West Bank Loan	$10,968,444	$–
Less: current portion	$129,290	$–
Long term portion	$10,839,154	$–

Interest expense incurred from the loan amounted to $319,063 for the nine months ended Sept 30,2026.

Future maturities of payments on the bank loan are as follows as of September 30, 2026:

Year	Amount
Year ending December 31, 2026	$206,096
Year ending December 31, 2027	824,374
Year ending December 31, 2028	824,384
Year ending December 31, 2029	866,138
Year ending December 31, 2030	887,016
Thereafter	14,189,977
Total	17,797,985
Less: Amounts representing interest	(6,829,541)
Total	$10,968,444

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

Treasury stock

During the nine months ended September 30, 2026, the Company repurchased 50,223 shares of its common stock for $354,143 in the public market at average price of $7.05 and placed them in treasury. As of September 30, 2026 and December 31, 2025, 54,494 and 4,271 shares remain as treasury shares, respectively. These were all purchased as part of publicly announced plans or program and currently, as also noted in the previous 10-K filing.

Employee compensation

In prior years, the Company entered into several employment agreements that require the issuance of common shares to employees, which vest on a quarterly basis. During the nine months ended September 30, 2026, 2,311 shares with a fair value of $91,215 that previously vested were issued. During the nine months September 30, 2026, the Company recognized $22,933 of compensation cost related to these employment agreements.

On February 11, 2022 (the “Vesting Date”), the Company entered into a restricted stock award agreements (the “Award Agreement”) with eight employees for 700 shares of the Company’s common stock subject to the terms and to the fulfillment of the conditions set forth in the Company’s equity incentive plan. The first 20% of the restricted shares were granted and vested on February 11, 2022. An additional 20% of the restricted shares will vest on each anniversary of the Vesting Date until the fourth anniversary of the Vesting Date. The initial fair value of the awards on the date of grant was determined to be $2,942,800 which is being amortized over the 5 year vesting period. During the year ended December 31, 2025, the Company amortized $357,340 of this amount leaving an unamortized balance of $357,340 at December 31, 2025. During the period ended September 30, 2026, 131 shares of common stock vested and the Company amortized $273,261 of this amount leaving an unamortized balance of $84,080 at September 30, 2026. As of September 30, 2026, 700 of the shares had been vested.

Sale of pre-funded equity units

On April 6, 2026, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) to issue and sell to Armistice Capital Master Fund Ltd. (“Armistice”) approximately $4,000,000 worth of Pre-Funded Units resulting in net proceeds to the Company of $3,547,348. Pursuant to the terms of the Purchase Agreement, Armistice purchased an aggregate of 279,330 Pre-Funded Units at a purchase price of $14.3199 per unit. Each Pre-Funded Unit consists of (i) one (1) Pre-Funded Warrant (the “Pre-Funded Warrant”), (ii) one (1) Series A PIPE Common Warrant (“Series A Common Warrant”) to purchase one (1) share of common stock, and (iii) one (1) Series B PIPE Common Warrant (“Series B Common Warrant”) to purchase one (1) share of common stock. Each Pre-Funded Warrant is exercisable for one (1) share of common stock at a nominal exercise price of $0.00001 per share, with the aggregate exercise price having been pre-funded to the Company and is exercisable immediately upon issuance until all of the Pre-Funded Warrants are exercised in full. Alternatively, the Pre-Funded Warrants may be exercised on a cashless basis. During the nine months ended September 30, 2026, Armistice exercised its Pre-Funded Warrant, and the Company has issued 279,330 shares of Common Stock upon such exercise.

The Series A Common Warrants have an exercise price of $13.32 and expire 24 months after their initial issuance date, and the Series B Common Warrant have an exercise price of $13.32 and expire sixty (60) months after their initial issuance date. The Series A Common Warrants and Series B Common Warrants are exercisable immediately upon issuance until their respective expiration dates. The number of shares of Common Stock issuable under the warrants are subject to adjustments for stock splits, dividends, and fundamental transactions as further described in the agreement. The Series A Common Warrants and Series B Common Warrants may be exercised on a cashless basis if there is no effective registration statement registering the issuance or resale of the warrant shares at the time of exercise.

During September 2026, Armistice exercised all 279,330 Series A Common Warrants for cash at an exercise price of $13.32 per share. The Company received aggregate gross proceeds of $3,720,676 and issued 279,330 shares of common stock on September 8, 2026. As of September 30, 2026, the Series B warrant to acquire 279,330 shares of common stock at $13.32 remained outstanding. There was no intrinsic value related to the warrants. No Series A Common Warrants remained outstanding at September 30, 2026.

The following table summarizes activity in the warrants issued to Armistice during the nine months ended September 30, 2026. Amounts represent the number of underlying common shares and reflect the June 2026 reverse stock split.

	Pre-Funded Warrants	Series A Common Warrants	Series B Common Warrants
Outstanding at December 31, 2025	–	–	–
Issued	279,330	279,330	279,330
Exercised	(279,330)	(279,330)	–
Expired or cancelled	–	–	–
Outstanding at September 30, 2026	–	–	279,330

All Pre-Funded Warrants were exercised before June 30, 2026. At September 30, 2026, the remaining 279,330 Series B Common Warrants were outstanding and exercisable at $13.32 per share and expire on April 7, 2031. The Series B Common Warrants were classified as equity.

Stock options

On January 2, 2026, each member of the Board was granted 56 options to purchase shares at $34 per share with a fair value of $1,721. On March 27, 2026, one new member of the Board was granted 56 options to purchase shares at $15.32 per share with a fair value of $775. The options vest monthly over one (1) year, and may be exercised during a 10-year term. In the aggregate, 338 options were granted with a fair value of $9,380. During the nine months ended September 30, 2026, the Company recognized $6,849 of compensation cost relating to the vesting of these options and $2,531 remained unvested which will be amortized over the remaining vesting periods through March 2027.

For the nine months ended September 30, 2026 and nine months ended September 30, 2025, the Company’s stock option compensation expenses amounted to $6,849 and $30,852, respectively.

The fair value of the stock options issued during the periods was determined using the Black-Scholes option pricing model with the following assumptions:

September 30, 2026
Risk-free interest rate	3.79% and 3.83%
Expected life of the options	5.5 years
Expected volatility	135.83% and 134.99%
Expected dividend yield	0%

The following is a summary of the option activity from December 31, 2025 to September 30, 2026:

	Number of Options	Weighted average exercise price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2025	1,904	$1,208.00	6.32	–
Granted	338	$30.89	–	–
Exercised	–	–	–	–
Cancelled or forfeited	–	–	–	–
Outstanding at September 30, 2026	2,242	$1,030.72	6.09	–
Exercisable as of September 30, 2026	2,143	$1,076.54	5.99	–

Note 11 – Segment Reporting

The Company currently has three operating and reportable segments. In accordance with ASC 280, Segment Reporting (“ASC 280”), the Company considers operating segments to be components of the Company’s business for which separate financial information is available and evaluated regularly by Management in deciding how to allocate resources and to assess performance. Management reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. Accordingly, the Company has determined that it has three operating and reportable segments. The Company consists of three types of operations. (1) The Company’s “Corporate & IoT” segment includes the operations of AVX, Smart AVX, Focus, and Focus Shenzhen. AVX and Smart AVX provide LED and IoT installation, management, and integration services for LED and display systems, audio/video systems, home theaters, lighting controls, and automation systems. Smart AVX also sells smart IoT products. Focus and Focus Shenzhen conduct research and development of IoT technologies and smart products for commercial and home automation applications. This segment also includes corporate financing activities, executive expenses, public company operating and investor relations expenses, and shared management costs across the Company’s subsidiaries. (2) Perfecular and Lusher jointly operate the SEC Financial Software segment, which involves the development, marketing, and production of our SEC Financial Reporting AI-Driven Automation Software package and also includes our universal smart instruments and devices in the hydroponic and controlled agriculture segments. (3) Lusher Holding LLC provide commercial real estate property management services.

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

The following tables summarize the financial information of each operating segment of the Company for the three months ended September 30, 2026:

	For the Three Months ended September 30, 2026
	Perfecular & Lusher	Corporate & IoT	Lusher Holding LLC	Total
Revenue	$–	$13,300	$789,128	$802,428

Cost and operating expenses
Property operating expenses	–	–	400,655	400,655
Cost of other revenue	–	57,869	–	57,869
Depreciation and amortization	7,083	6,827	221,928	235,838
Selling expense	–	2,199	–	2,199
Compensation – officers and directors	–	117,642	–	117,642
Research and development	249,532	234,653	–	484,185
Professional fees	–	303,761	–	303,761
General and administrative	45	353,537	2,581	356,163
Total cost and operating expense	256,660	1,076,488	625,164	1,958,312

Income (loss) from operations	(256,660)	(1,063,188)	163,964	(1,155,884)

Total other income (expense)	–	(605)	(232,936)	(233,541)

Net loss	$(256,660)	$(1,063,793)	$(68,972)	$(1,389,425)

	For the Three Months ended September 30, 2025
	Perfecular & Lusher	Corporate & IoT	Lusher Holding LLC	Total
Revenue	$–	$28,689	$–	$28,689

Cost and operating expenses
Property operating expenses	–	–	–	–
Cost of other revenue	–	30,301	–	30,301
Depreciation and amortization	–	–	–	–
Selling expense	–	2,374	–	2,374
Compensation – officers and directors	–	124,981	–	124,981
Research and development	170,045	118,033	–	288,078
Professional fees	–	321,917	–	321,917
General and administrative	12	441,402	–	441,414
Total cost and operating expense	170,057	1,039,008	–	1,209,065

Loss from operations	(170,057)	(1,010,319)	–	(1,180,376)

Total other income	–	14,001	–	14,001

Net loss	$(170,057)	$(996,318)	$–	$(1,166,375)

The following tables summarize the financial information of each operating segment of the Company for the nine months ended September 30, 2026:

	For the Nine Months ended September 30, 2026
	Perfecular & Lusher	Corporate & IoT	Lusher Holding LLC	Total
Revenue	$–	$84,493	$1,441,078	$1,525,571

Cost and operating expenses
Property operating expenses	–	–	660,318	660,318
Cost of other revenue	–	107,825	–	107,825
Depreciation and amortization	14,166	22,550	406,868	443,584
Selling expense	–	35,738	–	35,738
Compensation – officers and directors	–	352,831	–	352,831
Research and development	532,756	578,391	–	1,111,147
Professional fees	–	1,440,110	–	1,440,110
General and administrative	935	1,337,154	13,099	1,351,188
Total cost and operating expense	547,857	3,874,599	1,080,285	5,502,741

Income (loss) from operations	(547,857)	(3,790,106)	360,793	(3,977,170)

Total other income (expense)	–	141,726	(319,017)	(177,291)

Net income (loss)	$(547,857)	$(3,648,380)	$41,776	$(4,154,461)

The following tables summarize the financial information of each operating segment of the Company for the nine months ended September 30, 2025:

	For the Nine Months ended September 30, 2025
	Perfecular & Lusher	Corporate & IoT	Lusher Holding LLC	Total
Revenue	$26,019	$228,255	$–	$254,274

Cost and operating expenses
Property operating expenses	–	–	–	–
Cost of other revenue	21,835	215,919	–	237,754
Depreciation and amortization	–	–	–	–
Selling expense	1,165	57,609	–	58,774
Compensation – officers and directors	–	375,725	–	375,725
Research and development	441,507	686,126	–	1,127,633
Professional fees	–	1,224,063	–	1,224,063
General and administrative	2,524	1,222,464	–	1,224,988
Total cost and operating expense	467,031	3,781,906	–	4,248,937

Loss from operations	(441,012)	(3,553,651)	–	(3,994,663)

Total other income	1	71,261	–	71,262

Net loss	$(441,011)	$(3,482,390)	$–	$(3,923,401)

Note 12 – Contingencies

In the normal course of business or otherwise, the Company may become involved in legal proceedings. The Company will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred. As described in Part II, Item 1 of this report, a former engineer filed a claim against Focus Shenzhen in July 2025 alleging wrongful termination. Approximately $24,412 (RMB 165,802) in Focus Shenzhen’s bank account has been frozen pending resolution. On June 18, 2026, the appellate court issued its final judgment dismissing the appeal and affirming the original judgment. The Company accrued RMB 160,095.84 (approximately $23,880) for the salary shortfall, termination damages, unused annual leave, legal fees and the Company’s share of the preservation fee. These amounts remained unpaid.

Note 13 – Subsequent Events

The Company has evaluated subsequent events and transactions occurring after September 30, 2026, through the date the condensed consolidated financial statements were issued.

Based on its evaluation, management has determined that, there were no additional subsequent events requiring recognition in, or disclosure in the notes to, the Company’s condensed consolidated financial statements as of September 30, 2026.

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

Narrative Description of the Business

Focus Universal Inc. (the “Company,” “we,” “us,” or “our”) is a Nevada corporation. Prior to our acquisition of the commercial property located at 901 Corporate Center Drive, Monterey Park, California (the “Property”), we had two sources of revenue: generated from our Universal Smart Technology and our software to streamline SEC financial reporting.: Upon our acquisition of the Property in April 2026, our primary source of revenue shifted to revenue generated from rental of our Property. Accordingly, periods prior to the acquisition reflect the historical financial statements of the Company, and the results of operations of the Property are included beginning on the acquisition date. As a result, the results of operations, liquidity and capital resources information for the nine months ended September 30, 2026 is not directly comparable to the prior-year period.

During the nine months ended September 30, 2026, we generated $1,441,078 from rental income from the Property. We currently have executed leases for rental of 97,931 square feet of space through December 31, 2026 from 12 tenants and anticipate generating $1,464,523 of revenue for the period from April 17, 2026 through December 31, 2026 from the rental income derived from the Property assuming no current leases are terminated.

We have developed five proprietary technologies utilizing our patent portfolio which we believe solve the most fundamental problems plaguing the internet of things (“IoT”) industry through: (1) increasing overall chip integration by shifting integration from the component level to the device level; (2) creating a faster 5G cellular technology by using ultra-narrowband technology; (3) leveraging ultra-narrowband power line communication (“PLC”) technology; (4) proprietary User Interface Machine auto generation technology; and (5) incorporating all our core technologies into a single chip. Our Universal Smart Technology is designed to overcome instrumentation interoperability and interchangeability. The electronic design starts from a 90% completed common foundation we call our universal smart instrumentation platform (“USIP”), instead of the current method of building each stand-alone instrument from scratch. Our method has the potential to eliminates redundant hardware and software and results in significant cost savings and production efficiency. We also provide sensor devices and are a wholesaler of various air filters and digital, analog, and quantum light meter systems. We holds 27 patents and patents pending in various phases of the patent process.

Our Perfecular subsidiary is developing and designing a software to streamline SEC financial reporting for financial reporting and tax firms. Currently, we have completed the SEC financial reporting software in a Microsoft Word format. Our team is focused on streamlining the entire SEC financial reporting process for SEC attorneys, PCAOB accounting firms, and other financial reporting professionals. Our goal is that with a single click, our software automatically retrieves financial data from external accounting systems and generates consolidated financial statements and SEC reports in WORD, PDF, HTML, and XBRL formats—all within just a few minutes. Our developers are trying to eliminate human involvement when it comes to manually updating the numbers. This automation is designed to create an error-free, seamless process. Customer testing of the fully automated SEC financial reporting software began in July 2025.

Our common stock is listed on the Nasdaq Capital Market.

Recent Developments

Certification of Universal Smart IoT Devices and Sensors

On August 20, 2026, the Company announced that its Universal Smart device and associated industrial sensors had completed certification testing by GRG Metrology & Test Group Co., Ltd. and Centre Testing International Group Co., Ltd. The products identified in the announcement include pH, total dissolved solids (TDS), oxidation-reduction potential (ORP), dissolved oxygen, and turbidity sensors. Management believes these certifications represent a step toward broader commercialization of the Company’s Universal Smart IoT platform and may facilitate marketing of the applicable products in domestic and international markets. Certification, however, does not establish customer demand or guarantee product sales, revenue, or profitability. The Company’s ability to commercialize these products will depend on factors including customer adoption, pricing, production capabilities, distribution, competition, and applicable market requirements.

Strategic Partnerships, Commercial Pathways and Potential Financing Activities

During August 2026, the Board adopted a unanimous written consent addressing the Company’s strategic partnership program, potential financing pathways, and use of the Company’s proprietary deterministic artificial intelligence technology (“Deterministic AI”) across additional commercial applications. The consent authorizes management, subject to applicable law, definitive agreements, available capital, and any required Board, stockholder, Nasdaq or regulatory approvals, to continue evaluating (i) a potential PIPE financing or strategic placement, including a transaction that may exceed the applicable 19.99% issuance threshold where permitted and approved, and (ii) multiple strategic partnership transactions structured, where practicable and legally permissible, below that threshold. No financing or securities issuance should be understood to have been completed solely as a result of the Board’s authorization.

The Board-authorized commercial pathways include domestic credit-card processing (which management has described as completed), international credit-card processing, vehicle financing, vehicle-dealer financing, crypto integration with equity financing subject to applicable securities, financial-services and digital-asset requirements, IoT product sales and financing, and freight-forwarding and logistics applications using Deterministic AI. The Company expects to pursue these opportunities through a partner-led “flywheel” model that seeks to use established counterparties’ customer relationships, operational infrastructure and distribution capabilities to accelerate technology adoption and expand software and related product sales. These initiatives remain subject to due diligence, definitive agreements, required approvals, execution and market acceptance; there can be no assurance that any proposed partnership or financing will be consummated or generate material revenue.

Management is also authorized under the Board consent, subject to applicable restrictions and approvals, to evaluate and make investments, expenditures, advances, deposits, capital contributions, loans, securities acquisitions, licensing arrangements, revenue-sharing arrangements and other commercially reasonable commitments in connection with these pathways. Such activities may require capital and may expose the Company to investment, counterparty, liquidity, regulatory, valuation and execution risks. The Company’s objective is to use its Deterministic AI platform as a common technology layer across partner channels, with the potential both to expand sales and licensing of the Company’s software and IoT products and to realize gains from investments or securities transactions. Any capital gains are uncertain, depend on the performance and disposition of investments, and should not be viewed as recurring operating revenue.

The Board consent also approved and recommended, subject to stockholder approval and applicable Nasdaq Listing Rules, an amendment to increase the aggregate shares reserved under the Company’s 2018 Stock Incentive Plan to 10,000,000 shares and to preserve the intended size of that pool notwithstanding a reverse stock split, to the maximum extent permitted by law and the governing plan. The consent further recommended a bylaw amendment to establish a stockholder-meeting quorum of 33 1/3% of outstanding shares entitled to vote, present in person, by remote communication or represented by proxy. These matters are not effective merely by virtue of the Board’s recommendation and remain subject to the required stockholder vote and other applicable requirements. The Board also authorized calling a special meeting of stockholders.

Deterministic AI and Enterprise Workflow Automation

Through its Perfecular subsidiaries, the Company is developing and seeking to commercialize software designed to automate complex business processes using what the Company refers to as “Deterministic AI.” The Company’s approach is focused on workflows in which information must be processed according to defined business rules, accounting requirements, regulatory standards or other predetermined constraints. The objective is to automate the execution, validation and completion of these workflows with greater consistency, repeatability and efficiency than traditional manual processes.

The Company views Deterministic AI as complementary to generative artificial intelligence. Generative AI is commonly used to interpret information, create content and support tasks with multiple possible answers. The Company’s Deterministic AI technology is designed to address process-oriented tasks in which information must be reconciled, validated, formatted or processed according to defined requirements. The Company believes that combining these approaches may provide opportunities to automate portions of complex enterprise workflows that have historically required substantial manual intervention.

The Company’s initial applications focus on SEC financial reporting automation. The platform is designed to support financial reporting professionals by automating portions of the preparation and formatting of SEC filings, including EDGARization and XBRL tagging. As described in the Company’s public announcements, the technology is designed to identify financial reporting concepts within disclosures, select corresponding XBRL taxonomy elements, format documents for EDGAR submission and generate structured outputs. The Company is also developing financial auditing automation capabilities intended to support the review and validation of financial information.

In July 2026, the Company announced its Deterministic AI Forms Auto-Populate Engine, designed to process business documents from multiple sources, identify and extract relevant information, validate and correlate information across documents, and populate downstream business forms. Potential document inputs identified by the Company include purchase orders, invoices, contracts, bills of lading, shipping documents and customs documentation. Potential outputs include commercial invoices, packing lists, customs declarations, shipping instructions and other business documents. The commercial scope, supported document types and performance of these capabilities remain subject to the applicable product configuration, testing and customer requirements.

The Company believes the underlying technology may have applications beyond SEC financial reporting, including accounting, tax preparation, medical billing, freight forwarding, insurance and other business processes that rely on structured information and defined rules. These applications represent potential areas of expansion and should not be interpreted as indicating that the Company has completed commercial deployment, secured customers or generated material revenue in each of these markets.

The Company’s strategy is to develop its initial financial reporting applications while evaluating opportunities to apply its technology to additional enterprise workflows. The timing and extent of commercialization will depend on product readiness, testing, customer acceptance, pricing, distribution, integration requirements, competition, available resources and the Company’s ability to establish commercially viable sales and service arrangements.

Deterministic AI Platform — Development and Commercialization Strategy

During 2026, the Company publicly described additional capabilities of its proprietary Deterministic AI technology and its intended application to enterprise workflow automation. The Company’s announced development areas include SEC financial reporting automation, financial auditing automation and the Deterministic AI Forms Auto-Populate Engine.

SEC financial reporting automation. The Company’s software is designed to automate portions of the preparation of SEC filings, including document formatting, EDGARization and XBRL tagging. The Company believes that reducing manual document preparation, taxonomy selection and formatting work may improve workflow efficiency and reduce the time required to prepare filings. The extent of any improvement will depend on the complexity of the filing, the quality and completeness of the source information, the applicable reporting requirements and the need for review by management and professional advisers.

Financial auditing automation. The Company has identified financial auditing automation as another application of its Deterministic AI technology. This application is intended to support the identification and validation of financial information and inconsistencies. The Company should describe specific functions as commercially available only to the extent that those functions have been developed, tested and made available for customer use.

Forms Auto-Populate Engine. In July 2026, the Company announced a document-processing engine designed to extract and correlate information from multiple business documents and populate downstream forms. The Company believes this technology may be applicable to workflows in accounting, logistics, freight forwarding, customs documentation and other areas where information is transferred among related documents. The extent of the potential commercial opportunity will depend on the system’s performance in actual customer environments, the complexity of customer workflows, integration requirements and customer willingness to pay.

Potential market expansion. The Company believes its technology may be applicable to additional industries that depend on rule-driven document processing, including tax preparation, medical billing and insurance. The Company is evaluating the potential to extend the technology to additional applications. Such expansion may require further development, testing, customer-specific configuration, integration work, sales and marketing expenditures, and the establishment of appropriate commercial relationships.

Commercialization and operating results. The Company’s ability to realize revenue from Deterministic AI will depend on its ability to convert development activities and product demonstrations into paying customers, execute customer agreements, deliver products that meet customer requirements, establish pricing and distribution arrangements, and provide ongoing support. Development announcements and descriptions of potential product capabilities do not, by themselves, establish customer adoption, recurring revenue or commercial profitability.

Commercialization remains at a development, testing and early customer-engagement stage.

The Company expects that further development and commercialization may require additional financial and personnel resources. There can be no assurance that the Company will successfully commercialize the technology, obtain a sufficient number of customers, achieve anticipated productivity improvements, or generate revenue sufficient to recover its development and commercialization costs.

Product Pipeline and Deterministic AI Development

The Company is pursuing the development and commercialization of a portfolio of software and technology products based on its proprietary technologies, including its Deterministic AI platform and Universal Smart Internet of Things (“IoT”) platform. The Company’s product development strategy is focused on automating structured business processes, reducing manual data entry and document preparation, improving the consistency of information processing, and expanding the commercial applications of its existing technology platforms.

The Company’s current product pipeline includes the following principal areas:

1. Deterministic AI – SEC Financial Reporting Automation

Through its Perfecular subsidiary, the Company is developing software designed to automate portions of the preparation of public-company financial reports and SEC filings. The intended functionality includes the processing of financial information, preparation and formatting of financial statements and related filing documents, EDGARization and XBRL tagging.

The Company has previously completed a Microsoft Word-based version of its SEC financial reporting software, and customer testing of the automated financial reporting software began in July 2025. The Company is continuing to develop and refine the platform with the objective of automating additional portions of the financial reporting workflow and supporting the generation of filing documents in formats including Word, PDF, HTML and XBRL.

The Company believes that the platform may reduce the time and manual effort required to prepare financial reports. Actual results will depend on the completeness and accuracy of source information, the complexity of the applicable filing, software functionality, and review by management and other responsible professionals. The software is intended to support the financial reporting process and does not eliminate the responsibility of public companies, their management, auditors or legal advisers to review and approve required disclosures.

2. Deterministic AI – Financial Auditing Automation

The Company has identified financial auditing automation as an additional application of its Deterministic AI technology. The planned application is intended to assist with the organization, comparison and validation of financial information and the identification of inconsistencies among financial records and supporting documents.

The Company is evaluating the development and integration of these capabilities with its financial reporting software. The extent to which these functions can be incorporated into a commercial product will depend on further development, testing, validation and customer requirements. The Company has not assumed that planned auditing functionality will be commercially available until the applicable capabilities have been sufficiently developed and tested.

3. Deterministic AI – Forms Auto-Populate Engine

In July 2026, the Company announced a document-processing engine designed to extract and correlate information from multiple business documents and use the extracted information to populate related forms and documents. The Company is evaluating applications of this technology in workflows that involve the transfer of information among related documents, including accounting, logistics, freight forwarding and customs documentation.

The Company believes that this technology may provide a basis for additional industry-specific software applications. Commercial deployment may require further development, testing, integration with customer systems and configuration to accommodate individual customer workflows. The Company’s ability to commercialize these applications will depend on product performance, customer demand, pricing and the development of appropriate sales and distribution channels.

4. Deterministic AI – Additional Industry Applications

The Company is evaluating additional potential applications of its Deterministic AI technology in business processes involving structured information, document processing and rule-based workflows. Potential areas of application include tax preparation, medical billing, insurance documentation and other administrative and financial processes.

These areas represent potential extensions of the Company’s technology and are not necessarily separate completed or commercially available products. Any expansion into these markets may require additional product development, testing, regulatory or industry-specific review, customer integration and commercial investment. There can be no assurance that the Company will successfully develop or commercialize products for these additional applications.

5. Universal Smart IoT Devices and Sensors

In addition to its software pipeline, the Company continues to pursue the development and commercialization of its Universal Smart IoT platform. The platform is designed around a common hardware and software foundation intended to support multiple interchangeable sensor devices, with the objective of reducing the need to develop separate hardware and software for each individual instrument.

On August 20, 2026, the Company announced that its Universal Smart device and associated industrial sensors had completed certification testing by GRG Metrology & Test Group Co., Ltd. and Centre Testing International Group Co., Ltd. The products identified in the announcement included pH, total dissolved solids (TDS), oxidation-reduction potential (ORP), dissolved oxygen and turbidity sensors.

The Company believes that the completion of certification testing represents progress toward commercialization of the applicable products. The Company has also reported commencement of mold tooling design for its Universal Smart IoT platform. Further commercialization will require the Company to complete applicable manufacturing, production, quality-control, distribution and customer-development activities. Certification and tooling activities do not, by themselves, establish commercial demand or guarantee product sales or profitability.

Development Priorities and Commercialization Risks

The Company’s development priorities include completing and refining its Deterministic AI software applications, evaluating additional commercial applications, advancing the Universal Smart IoT platform toward production, and identifying potential customers and strategic commercial relationships.

The Company’s ability to generate revenue from these products will depend on its ability to complete development and testing, demonstrate reliable product performance, obtain customer acceptance, establish commercially viable pricing, execute customer agreements and provide ongoing implementation and support. Certain products and applications described above remain under development or evaluation and may require additional capital, personnel and other resources before they can be commercially deployed.

The Company will continue to evaluate the allocation of development resources based on technical progress, customer feedback, commercial opportunities and available financial resources. There can be no assurance that any product under development will be completed on the anticipated schedule, achieve commercial acceptance, generate material revenue or become profitable.

Acquisition and Operations of 901 Corporate Center Drive

On April 17, 2026, the Company, through its wholly owned subsidiary, Lusher Holding LLC, completed the acquisition of the commercial property located at 901 Corporate Center Drive, Monterey Park, California, for an aggregate purchase price of $17.7 million, exclusive of closing costs. The Property consists of four parcels totaling approximately 10.73 acres, approximately 100,743 square feet of rentable Class A office space, and a four-level parking structure. The parking facilities include a solar-panel canopy subject to a lease arrangement.

At the time of acquisition, the Property was approximately 99.2% occupied by approximately 16 tenants. The existing tenant leases were retained in connection with the acquisition, and most leases then in place had remaining terms of approximately five to eight years. The Company has retained third-party property management services and intends to operate the Property as an income-producing commercial real estate asset while using approximately 2,000 square feet for its own operations.

The acquisition expanded the Company’s operations beyond its historical technology development, manufacturing and related business activities by adding commercial rental income and the associated costs and responsibilities of owning and operating a commercial property. The financial results from the Property depend on continued tenant occupancy, collection of contractual rent, lease renewals, property operating costs, required maintenance and capital expenditures, and the Company’s ability to service the debt incurred to finance the acquisition.

Rental Revenue and Property Operating Results

For the three months ended September 30, 2026, the Property generated rental revenue of approximately $789,128. For the nine months ended September 30, 2026, rental revenue was approximately $1,441,078. No rental revenue generated in 2025 as the Company acquired the Property on April 17, 2026; accordingly, the 2026 results include only the period during which the Company owned or operated the Property, as applicable. Comparisons with 2025 should take into account that the Company did not own the Property during the corresponding prior-year periods.

Property-related operating expenses for the three and nine months ended September 30, 2026 were approximately $400,655 and $660,318, respectively. These expenses included property management, repairs and maintenance, utilities, insurance, and property. The Company should separately discuss any material changes in rental revenue, property operating expenses, depreciation or interest expense that affected its consolidated results.

The Property provides a source of recurring contractual rental income; however, rental revenue and operating results may fluctuate as leases expire, tenants renew or vacate, new leases are executed, rental rates change, or operating expenses increase.

Tenant Concentration and Lease Expirations

The Company’s rental revenue and tenant receivables are subject to concentration and credit risk. A default, bankruptcy, early termination or nonrenewal by a significant tenant could reduce rental revenue, increase vacancy and leasing costs, and adversely affect the Property’s operating results and cash flows.

As of September 30, 2026, certain tenants occupied space on a month-to-month basis, while certain fixed-term leases were scheduled to expire in 2027 and 2028. Lease expirations and nonrenewals could result in vacancy and reduced rental income. Actual rental income may differ from contractual amounts as a result of lease renewals, vacancies, rent concessions, tenant defaults or new leasing activity.

Property Financing and Liquidity Considerations

The Company financed a portion of the acquisition with an $11.05 million term loan from East West Bank. The loan bears interest at 6.25% for the first three years and thereafter at the Wall Street Journal Prime Rate plus 0.25%, subject to a 6.25% floor, and is scheduled to mature on April 1, 2036. As of September 30, 2026, the outstanding principal balance was approximately $10,968,444. Interest expense attributable to the loan for the three and nine months ended September 30, 2026 was approximately $232,960 and $319,063, respectively.

The loan creates ongoing principal and interest payment obligations and exposes the Company to changes in interest rates after the initial fixed-rate period, subject to the contractual minimum rate. The Company’s ability to meet these obligations depends in part on rental collections, property operating costs, cash available from its other operations and access to financing. The loan agreement requires a minimum debt coverage ratio of 1.50 to 1.00, tested annually beginning December 31, 2026. Failure to meet the specified quarterly coverage condition triggers restrictions on distributions and requires certain excess cash flows to be applied to loan principal until the ratio is met for two consecutive quarters. The agreement also requires a $210,000 reserve account and restricts additional indebtedness, liens and certain asset transfers without the lender’s prior written consent.

Property-Related Risks and Outlook

The Property’s operating performance is subject to risks common to commercial real estate, including tenant concentration, lease renewal and vacancy risk, tenant creditworthiness, changes in local commercial real estate conditions, increases in property taxes, insurance and maintenance costs, and unanticipated capital expenditures. The Property also requires ongoing management and maintenance and may require additional capital investment to preserve its condition and competitiveness.

The Company believes the Property provides an opportunity to generate recurring rental income while housing a portion of its own operations. Nevertheless, the acquisition and the Property’s existing occupancy do not guarantee future rental revenue, operating profitability or positive cash flow. The Company’s future results will depend on tenant retention, lease renewals, collections, operating expenses, financing costs and other factors affecting commercial real estate operations.

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

Our USIP technology that will make Ubiquitor possible is an advanced software and hardware integrated instrumentation platform that uses a large-scale modular design approach. The large-scale modular design approach subdivides instruments into a foundation component (a USIP) and architecture-specific components (sensor nodes), which together are intended to replace the functions of traditional instruments at a fraction of their cost. The USIP has an open architecture, incorporating a variety of individual instrument functions, sensors, and probes from different industries and vendors. The platform features the ability to connect potentially thousands of different sensors or probes, addressing major limitations present in traditional instrumentation systems.

Additional Focus Universal Inc. IoT Products under Smart AVX. We also sell integrated IoT equipment under the Smart AVX brand to connect devices across platform systems and to facilitate unified collaboration across audio-visual technologies, digital media technologies, security and surveillance technologies and communication technologies. This approach allows us to provide customers with ease of use, design and integration, and installation and maintenance by utilizing technology that integrates our five core technologies.

We have integrated our Smart AVX-branded products across the following strategic sub-sectors: LED Audio-visual Panel Products, large format Smart Multimedia Touch Screens, Pan Tilt Zoom (“PTZ”) Dome Cameras and Network Video Recorders (“NVRs”), and VOIP Phone Services.

1.	LED Audio-visual Panel Products. LED panel digital displays have become an integral and modern-day solution that addresses the communication and display demands of the residential and commercial customer base. Due to the flexible configuration of the LED panels, the modular design that enables the ability to incorporate a design into any size space, the flexibility of the standard size panels to accommodate curvature in the design space, the ability to address transparency in the panel displays and the ability to create new areas for delivering media to the public, our LED panel digital displays allow us to easily adapt our display design to spaces of any size and shape, making any customer space a customizable output and connected piece within a system. The option to create full-sized screens in any space, while addressing any environmental demands, allows us to use state-of-the-art media resulting in immersive, three-dimensional, captivating content delivery within any system.

2.	Large Format Smart Multimedia Touch Screens. Smart AVX-branded large format touch screens deliver interactive solutions for a wide variety of industries and applications, including education, healthcare, commercial, residential and government applications. While interacting with a touch display is commonplace in public-consumer spaces, we integrate large format Smart touch screens in small business, commercial applications such as dental offices and other business scenarios. These market applications continue to be underserved with touch-enabled devices, and our installation engineers and design staff can customize solutions for unique business and commercial application projects. The Company, through the Smart AVX brand, offers a myriad of customized choices and a long list of options within the current touch screen technology in a refined product. Our products allow future integration of our core platform technologies, such as the LED digital displays, the Ubiquitor, PTZ Dome Cameras and VOIP Phone Systems, allowing for pinch, zoom, scrolling, and videoconferencing within the touch screen format.

Perfecular Corporate Services, One Touch Financial Software

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

Currently, several companies offer semi-automated solutions that address only part of the tagging process. We have developed a fully automated, end-to-end solution powered by both automation and Variegated AI. We believe technology enables the computer to conduct the activities for which the computer is designed and optimal, while allowing humans to remain in the decision loop and center upon what they excel at.

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

Research and Development Efforts of Power Line Communication

Power Line Communication (“PLC”) technology is a communication technology that enables sending data over existing power cables. One advantage of this technology is that PLC does not require substantial new investment for its communications infrastructure. Rather, PLC utilizes existing power lines, thereby utilizing a distribution network that already penetrates all residential, commercial and industrial premises. Accordingly, connectivity via PLC technology is potentially the most cost-effective, scalable interconnectivity approach for IoT. We believe PLC technology can be an integral part of our communication infrastructure for the IoT, which enables reliable, real-time measurements, monitoring, and control. A large variety of appliances may be interconnected by transmitting data through the same wires that provide electrical energy.

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

Results of Operations

Our results of operations for the three and nine months ended September 30, 2026, include the revenue generated from the Property and related expenses from April 17, 2026, through September 30, 2026 which is not included in our results of operations for the three and nine months ended September 30, 2025. Accordingly, the results of operations for the three and nine months ending September 30, 2026 is not directly comparable to the prior-year periods.

For the three months ended September 30, 2026 compared to the three months ended September 30, 2025

Revenue

	For the three months ended September 30, 2026	For the three months ended September 30, 2025	Increase (Decrease) $
Rental revenue	$789,128	$–	$789,128
Other revenue	13,300	28,689	(15,389)
Total revenue	$802,428	$28,689	$773,739

Our consolidated gross revenue for the three months ended September 30, 2026 and 2025 was $802,428 and $28,689, respectively. The increase in revenue was primarily attributable to an increase in rental revenue from Lusher Holding LLC.

The major components of our cost and operating expenses for the three months ended September 30, 2026 and 2025 are outlined in the table below:

	For the three months ended September 30, 2026	For the three months ended September 30, 2025	Increase (Decrease) $
Property operating expense	$400,655	$–	$400,655
Cost of other revenue	57,869	30,301	27,568
Depreciation and amortization	235,838	6,272	229,566
Selling expense	2,199	2,374	(175)
Compensation – officers and directors	117,642	124,981	(7,339)
Research and development	484,185	288,078	196,107
Professional fees	303,761	321,917	(18,156)
General and administrative	356,163	435,142	(78,979)
Total operating expenses	$1,958,312	$1,209,065	$749,247

For comparability, $6,272 of depreciation expense included in general and administrative expenses in the 2025 financial statements has been presented separately in the table above. This presentation adjustment does not affect total expenses or net loss.

Property operating expense for the three months ended September 30, 2026 were $400,655, compared to $0 for the three months ended September 30, 2025. The increase in property operating expenses was primarily due to the acquisition of the commercial property on April 17, 2026.

Cost of other revenue for the three months ended September 30, 2026 were $57,869, compared to $30,301 for the three months ended September 30, 2025. The increase in the cost of other revenue was primarily due to an increase in the number and quantity of other revenue-generating transactions.

Depreciation and amortization for the three months ended September 30, 2026 were $235,838, compared to $6,272 for the three months ended September 30, 2025. The increase in depreciation and amortization expense was primarily due to depreciation expense recognized on the commercial property acquired on April 17, 2026.

Selling expenses for the three months ended September 30, 2026 were $2,199, compared to $2,374 for the three months ended September 30, 2025. Selling expenses were mainly from third party advertising fees and marketing related fees. The decrease was primarily attributable to lower advertising and marketing expenses.

Compensation – officers and directors were $117,642 and $124,981 for the three months ended September 30, 2026 and 2025, respectively. The decrease in cost was a result of the decrease in the share price, which reduced the stock-based compensation expense for the associated directors.

Research and development costs were $484,185 and $288,078 for the three months ended September 30, 2026 and 2025, respectively. The reason for the change is due to small fluctuations in the staffing and other routine development expenses related to R&D, especially with respect to the spend in the Focus Shenzhen Office.

Professional fees were $303,761 during the three months ended September 30, 2026, compared to $321,917 during the three months ended September 30, 2025. The reason for the change is mainly due to the decrease in advisory fee related to equity issuance.

General and administrative expenses for the three months ended September 30, 2026 was $356,163 compared to $435,142 during the three months ended September 30, 2025. The reason for the change is mainly due to the decrease in office expenditure.

Other Income (expense)

Other expense for the three months ended September 30, 2026 was $233,541, compared to other income of $14,001 for the three months ended September 30, 2025.

Net Losses

During the three months ended September 30, 2026 and 2025, we incurred net loss of $1,389,425 and $1,166,375 respectively, due to the factors discussed above.

For the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025

Revenue

	For the nine months ended September 30, 2026	For the nine months ended September 30, 2025	Increase (Decrease) $
Rental revenue	$1,441,078	$–	$1,441,078
Other revenue	84,493	254,274	(169,781)
Total revenue	$1,525,571	$254,274	$1,271,297

Our consolidated gross revenue for the nine months ended September 30, 2026 and nine months ended September 30, 2025 was $1,525,571 and $254,274, respectively. The increase in revenue was primarily attributable to an increase in rental revenue from Lusher Holding LLC.

The major components of our cost and operating expenses for the nine months ended September 30, 2026 and nine months ended September 30, 2025 are outlined in the table below:

	For the nine months ended September 30, 2026	For the nine months ended September 30, 2025	Increase (Decrease) $
Property operating expense	$660,318	$–	$660,318
Cost of other revenue	107,825	237,754	(129,929)
Depreciation and amortization	443,584	17,231	426,353
Selling expense	35,738	58,774	(23,036)
Compensation – officers and directors	352,831	375,725	(22,894)
Research and development	1,111,147	1,127,633	(16,486)
Professional fees	1,440,110	1,224,063	216,047
General and administrative	1,351,188	1,207,757	143,431
Total operating expenses	$5,502,741	$4,248,937	$1,253,804

For comparability, $17,231 of depreciation expense included in general and administrative expenses for the nine months ended September 30, 2025 has been presented separately in the table above. This presentation adjustment does not affect total expenses or net loss.

Property operating expense for the nine months ended September 30, 2026 were $660,318, compared to $0 for the nine months ended September 30, 2025. The increase in property operating expenses was primarily due to the acquisition of the commercial property on April 17, 2026.

Cost of other revenue for the nine months ended September 30, 2026 were $107,825, compared to $237,754 for the nine months ended September 30, 2025. The decrease in the cost of other revenue was primarily due to a decrease in the number and quantity of other revenue-generating transactions.

Depreciation and amortization for the nine months ended September 30, 2026 were $443,584, compared to $17,231 for the nine months ended September 30, 2025. The increase in depreciation and amortization expense was primarily due to depreciation expense recognized on the commercial property acquired on April 17, 2026.

Selling expenses for the nine months ended September 30, 2026 were $35,738, compared to $58,774 for the nine months ended September 30, 2025. Selling expenses were mainly from third party advertising fees and marketing related fees. The reason for the decrease is mainly due to decrease in sales related to Focus Shenzhen Office.

Compensation – officers and directors were $352,831 and $375,725 for the nine months ended September 30, 2026 and nine months ended September 30, 2025, respectively. The reason for the decrease is primarily due to the departure of certain employee.

Research and development costs were $1,111,147 and $1,127,633 for the nine months ended September 30, 2026 and nine months ended September 30, 2025, respectively. The reason for the change is due to small fluctuations in the staffing and other routine development expenses related to R&D, especially with respect to the spend in the Focus Shenzhen Office.

Professional fees were $1,440,110 during the nine months ended September 30, 2026, compared to $1,224,063 during the nine months ended September 30, 2025. The increase in these professional fees compared to the prior period was primarily due to an increase in legal advisory fees related to preferred stock and other securities matters.

General and administrative expenses for the nine months ended September 30, 2026 was $1,351,188 compared to $1,207,757 during the nine months ended September 30, 2025. The increase in general and administrative expenses was primarily due to the additional administrative and overhead costs associated with the property acquired in April 2026.

Other Income (expense)

Other expense for the nine months ended September 30, 2026 was $177,291, compared to other income of $71,262 for the nine months ended September 30, 2025.

Net Losses

During the nine months ended September 30, 2026 and nine months ended September 30, 2025, we incurred net loss of $4,154,461 and $3,923,401 respectively, due to the factors discussed above.

Liquidity and Capital Resources

Working Capital

	September 30, 2026	December 31, 2025
Current Assets	$4,857,865	$8,647,129
Current Liabilities	(989,317)	(366,471)
Working Capital	$3,868,548	$8,280,658

Cash Flows

The table below, for the periods indicated, provides selected cash flow information:

	For the nine months ended September 30, 2026	For the nine months ended September 30, 2025
Net cash used in operating activities	$(2,742,684)	$(3,709,104)
Net cash used in investing activities	(6,632,412)	(27,318)
Net cash provided by financing activities	5,870,130	572,826
Effect of exchange rate	10,239	(14,838)
Net change in cash	$(3,494,727)	$(3,178,434)

Cash Flows from Operating Activities

Our net cash outflows from operating activities of $2,742,684 for the nine months ended September 30, 2026 was primarily the result of our net loss of $4,154,461 and changes in our operating assets and liabilities offset by the add-back of non-cash expenses.

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

Cash Flows from Investing Activities

For the nine months ended September 30, 2026 we had cash outflow from investing activities of $6,632,412 from the proceed from sale of marketable securities of $121,823 offset by the purchase of property and equipment of $6,656,391 and capitalized software cost of $97,844. For the nine months ended September 30, 2025 we had cash outflow from investing activities of $27,318 from the purchase of property and equipment of $27,318.

Cash Flows from Financing Activities

For the nine months ended September 30, 2026, we had cash inflows of $5,870,130, consisting of $3,547,348 in proceeds from the sale of pre-funded units in a private placement offering and $3,720,676 in proceeds from stock issuance and warrant exercises, offset by $961,860 of redemption of preferred stock, $81,891 of repayment on a bank loan, and $354,143 spent on the purchase of treasury stock. For the nine months ended September 30, 2025, we had cash inflows of $572,826, consisting of $822,501 of gross proceeds from the sale of stock issued in a private placement offering and offset by $249,675 spent on the purchase of treasury stock.

Going Concern

The Company has assessed its ability to continue as a going concern for a period of one year from the date of the issuance of these condensed consolidated financial statements. The Company incurred a net loss of $4,154,461 for the nine months ended September 30, 2026. In addition, the Company had an accumulated deficit of $35,404,538 as of September 30, 2026 and negative cash flow from operating activities of $2,742,684 for the nine months ended September 30, 2026. Substantial doubt about the Company’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the Company will be unable to meet its obligations as they become due within one year from the financial statement issuance date. The Company believes its current cash position will be able to fund its operations through the second quarter of 2027. The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern. The Company currently suffered recurring losses from operations, generated negative cash flow from operating activities, has an accumulated deficit and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These conditions raise substantial doubt as to its ability to continue as a going concern. These condensed consolidated financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2025, has also expressed substantial doubt about the Company’s ability to continue as a going concern.

At September 30, 2026, the Company had cash, and short-term investments, in the amount of $4,440,231. The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future and raising additional capital to meet its obligations and repay its liabilities arising from normal business operations when they come due. Since inception, the Company has funded its operations primarily through equity and debt financings, and it expects to continue to rely on these sources of capital in the future. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in case of equity financing, or grant unfavorable terms in future licensing agreements. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company.

Off-Balance Sheet Arrangements

As of September 30, 2026, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation SK.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On July 16, 2025, a former engineer filed a claim against Focus Shenzhen, a wholly owned subsidiary of the Company, alleging wrongful termination and other violations of the China Labor Code. On June 18, 2026, the appellate court issued its final judgment dismissing the appeal and affirming the original judgment. The Company accrued RMB 160,095.84 (approximately $23,880) related to the judgment, which remained unpaid as of September 30, 2026. Approximately RMB 165,802 (approximately $23,880) in Focus Shenzhen’s bank account remained frozen. See Note 12—Contingencies to the condensed consolidated financial statements.

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

Our Deterministic AI technology may not achieve commercial acceptance or generate material revenue.

The Company is developing Deterministic AI software for SEC financial reporting, financial auditing automation, business document processing and other potential enterprise applications. Although the Company believes these technologies may provide opportunities to automate certain rule-driven business processes, the Company’s ability to commercialize them remains subject to significant uncertainty.

The Company may be unable to convert product development, demonstrations or customer testing into paid contracts or recurring revenue. Potential customers may be reluctant to adopt new software for financial reporting, auditing or other business-critical processes because of concerns regarding accuracy, reliability, regulatory requirements, data security, confidentiality, integration with existing systems, or the need for human review. Customers may also require customization, testing or support that increases the Company’s costs or delays deployment.

The Company’s technology may not perform as expected in all customer environments or with all document types, source data, accounting systems, regulatory requirements or business workflows. Errors in data extraction, reconciliation, document processing, XBRL taxonomy selection or output generation could require additional review and correction and could expose the Company or its customers to financial, operational, reputational or legal risks. The Company’s products may also face competition from established software providers, specialized service firms, generative AI providers and other automation technologies.

The Company’s potential expansion into accounting, tax preparation, medical billing, freight forwarding, insurance and other industries may require additional product development, industry-specific expertise, customer relationships, regulatory analysis and capital. The Company may not have sufficient resources to pursue all of these opportunities, and it may not achieve commercial adoption in any particular market.

Accordingly, there can be no assurance that the Company’s Deterministic AI products will achieve broad customer adoption, generate significant or recurring revenue, reduce costs as anticipated, or become profitable. If commercialization is delayed or unsuccessful, the Company may not recover its development and marketing expenditures, and its business, financial condition and results of operations could be materially adversely affected.

We have a history of operating losses and going concern basis, and we may not be able to sustain profitability.

We were incorporated on December 4, 2012, and as of September 30, 2026, we had an accumulated deficit of $35,404,538. Our current liquidity position raises substantial doubt about our ability to continue as a going concern. We have assessed our ability to continue as a going concern for a period of one year from the date of the issuance of this Quarterly Report. We had a net loss of $4,154,461 and $3,923,401 for the nine months ended September 30, 2026 and nine months ended September 30, 2025, respectively and a net loss of $4,787,769 and $3,200,138 for the years ended December 31, 2025 and 2024, respectively. In addition, we had an accumulated deficit of $31,023,411 and $25,782,308 as of December 31, 2025 and 2024, respectively, and negative cash flow from operating activities of $5,102,771 and $4,656,754 for the years ended December 31, 2025 and 2024, respectively. If we are not successful in growing revenues and controlling costs, we will not achieve profitable operations or positive cash flow, and even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

The late filing of certain financial statements in connection with the Property acquisition pursuant to Rule 3-14 of Regulation S-X and Item 9.01 of Form 8-K may limit our ability to raise capital.

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

On October 30, 2026, we filed Amendment No. 1 to our Current Report on Form 8-K originally filed on April 27, 2026, regarding our acquisition of the Property. The amendment included the Property’s audited financial statements for the year ended December 31, 2025 and the period from January 1, 2026 through April 16, 2026, together with unaudited pro forma condensed consolidated financial information. The pro forma information is presented for informational purposes only and does not represent actual results that would have occurred had the acquisition taken place on the dates assumed or project future operating results.

We have concluded that we have not maintained effective internal control over financial reporting through the nine months ended September 30, 2026 or the years ended December 31, 2025, and December 31, 2024. Significant deficiencies and material weaknesses in our internal control could have material adverse effects on us.

Our management has concluded that, as of September 30, 2026, our disclosure controls and procedures were, in design and operation, not effective at a reasonable assurance level due to the following material weaknesses in our internal control over financial reporting. The material weaknesses in our internal control over financial reporting, caused principally by inadequate staffing and technical expertise in key positions, resulted in overly relying on outside consultants to make numerous adjustments to our financial statements. It is important for us to maintain effective internal control over financial reporting, which is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Unless we generate significant revenue from operations, we will need to raise additional capital to fund our operations, and we cannot be certain that funding will be available to us on acceptable terms on a timely basis, or at all. Unless our revenue increases from past historical revenue, our current cash, including proceeds from our recent completed public offerings and debt issuances, is anticipated to be sufficient to fund operations less than a year. To meet our financing needs, we are considering multiple alternatives, including, but not limited to, additional equity financings, which we expect will include sales of common stock, debt financings, equipment sale leasebacks, and/or funding from partnerships or collaborations. Our ability to raise capital through the sale of securities may be limited by our inability to utilize a registration statement on Form S-3 to raise capital due to the late filing of certain Current Reports on Form 8-K. We will not be eligible to use a registration statement on Form S-3 again until we have timely filed all materials and reports required to be filed pursuant to Section 13, 14 or 15(d) of the Securities Exchange Act of 1934 for a period of at least twelve (12) calendar months immediately preceding the filing of a new registration statement on Form S-3. In addition, our current outstanding debt holders have certain covenants restricting our ability to raise capital. Any debt financing, if available, may involve restrictive covenants (such as those in our current debt financing) that may impact our ability to conduct our business.

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

On July 22, 2026, the SEC approved Nasdaq’s recently proposed rule changes to (i) adopt Nasdaq Listing Rule 5550(a)(6) to require issuers listed on the Nasdaq Capital Market to maintain a minimum Market Value of Listed Securities (as defined in Nasdaq Listing Rule 5005(a)(23)) (“MVLS”) of at least $5 million for a period of thirty (30) consecutive business days, and (ii) amend Rule 5810 to suspend trading and immediately delist from Nasdaq securities of issuers that do not satisfy the proposed new requirements, and Rule 5815 to set forth the procedures for requesting a hearing before a Hearings Panel and the scope of the Panel’s discretion. MVLS is generally calculated by multiplying the consolidated closing bid price by the number of shares of listed securities outstanding and, where a company has more than one class or series of equity security listed on Nasdaq, the values are aggregated. Under the new rule, if a company’s MVLS remains below $5 million for 30 consecutive business days, Nasdaq will issue a Staff Delisting Determination and immediately suspend trading of the company’s securities. On July 29, 2026, the SEC notified Nasdaq that it had received notices of intention to petition for review of the SEC’s July 22, 2026 order approving Nasdaq’s proposed rule change requiring listed companies to maintain a minimum MVLS of $5 million. Pursuant to Rule 431(e) of the SEC’s Rules of Practice, the July 22, 2026 approval order has been stayed pending further review.

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

A significant portion of our revenue for the nine months ended September 30, 2026 was derived from rental income from our new Property. There can be no guarantee that we will be successful in operating the Property or that our expenses will not increase in the future beyond the revenue derived from the Property.

We recently began operating in a new line of business, which may subject us to additional risks.

In April 2026, we acquired the Property, which generated rents that constituted our principal source of revenue during the quarter ended September 30, 2026. There are risks and uncertainties associated with our activities in the real estate investment business. In developing this line of business, we may invest significant time and resources. In addition, this business may require different strategic management competencies and risk considerations compared to those of our existing management team. External factors, such as regulatory compliance obligations, competitive alternatives, and shifting market preferences, may also impact our success in the real estate investment business. Failure to successfully manage these risks in the this new line of business could have an adverse effect on our other lines of business, results of operations, and financial condition.

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

In April 2026, we acquired the Property, which generated rents that constituted our principal source of revenue during the quarter ended September 30, 2026. The Property is located in an area that may experience catastrophic weather and other natural events from time to time, including hurricanes or other severe weather, flooding fires, snow or ice storms, windstorms or earthquakes. These adverse weather and natural events could cause substantial damages or losses to the Property properties which could exceed our insurance coverage. In the event of a loss in excess of insured limits, we could lose our capital invested in the Property, as well as anticipated future revenue from that Property. We could also continue to be obligated to repay any mortgage indebtedness or other obligations related to the Property. Any such loss could materially and adversely affect our business and our financial condition and results of operations.

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

Risks Related to Our Acquisition and Ownership of 901 Corporate Center Drive

The Property may not generate the rental income or operating cash flow we currently anticipate.

The value of the Property and the cash flow generated from its operations depend upon numerous factors, many of which are beyond our control, including market rental rates, occupancy levels, tenant demand, operating expenses, property taxes, insurance costs, economic conditions, and competition from other office properties. If the Property fails to generate anticipated rental income or incurs higher-than-expected operating expenses, our financial condition and results of operations could be adversely affected.

Our rental revenue is dependent upon the continued occupancy and financial condition of our tenants.

The Property is currently leased to multiple tenants (16). While many of the tenants are quite stable and many are government related entities, if one or more significant tenants fail to renew their leases, default on lease obligations, become insolvent, reduce their leased space, or otherwise terminate occupancy, rental revenue may decline. Replacing tenants may require substantial leasing commissions, tenant improvements, rent concessions, and extended vacancy periods.

The commercial office market continues to experience uncertainty.

Overall demand for office space in the region has been affected by evolving workplace trends, including remote and hybrid work arrangements. Reduced demand for traditional office space may result in lower occupancy rates, downward pressure on rental rates, longer leasing periods, and decreased property values. These trends could adversely affect the operating performance and valuation of the Property.

The Property is subject to refinancing and interest rate risks.

A substantial portion of the acquisition was financed through indebtedness. The East West Bank loan bears a fixed interest rate for an initial period and subsequently converts to a floating rate based upon the Wall Street Journal Prime Rate plus an applicable margin. Increases in interest rates could increase our debt service obligations and reduce cash flow available for operations and future investments. In addition, there can be no assurance that future refinancing will be available on favorable terms, if at all.

The acquisition has increased our leverage and debt obligations.

The acquisition required us to incur significant indebtedness. Increased leverage may limit our financial flexibility, reduce funds available for research and development and other corporate initiatives, increase vulnerability to adverse economic conditions, and require a substantial portion of future cash flow to be dedicated to debt service obligations.

The Property may require capital expenditures greater than currently anticipated.

Commercial real estate assets require ongoing maintenance, repairs, renovations, tenant improvements, and capital expenditures. Unexpected structural issues, deferred maintenance, environmental conditions, building system failures, code compliance requirements, or other unforeseen matters could require substantial expenditure beyond those currently anticipated.

The value of the Property may fluctuate.

Commercial real estate values are influenced by numerous factors, including interest rates, capitalization rates, economic conditions, local market dynamics, tenant demand, operating performance, and investor sentiment. A decline in the value of the Property could adversely affect our financial condition and ability to obtain financing.

Property is subject to environmental and regulatory risks.

Owners of commercial real estate may be liable for environmental conditions existing on a property, regardless of whether the owner caused such conditions. The discovery of hazardous substances, environmental contamination, or non-compliance with applicable environmental laws could result in significant remediation costs, penalties, litigation, and limitations on the use or sale of the Property.

Natural disasters and other catastrophic events could adversely affect Property.

The Property is in Southern California, a region susceptible to earthquakes, wildfires, flooding, and other natural disasters. Although we maintain insurance coverage that it believes is appropriate, certain losses may be uninsured or underinsured. Significant damage to the Property could result in substantial repair costs, business interruption, tenant losses, and reduced rental income.

The Property is subject to competition from other commercial properties.

The Property competes with numerous offices and mixed-use properties in the greater Los Angeles region. Competing properties may offer lower rental rates, more attractive amenities, newer facilities, or more favorable lease terms. Increased competition may adversely affect occupancy levels and rental income.

Our ability to realize the anticipated benefits of the acquisition is subject to execution risks.

We expect the acquisition to provide recurring rental income, long-term appreciation potential, and a strategic corporate location. There can be no assurance that these anticipated benefits will be realized within the expected timeframe or at all. If the Property does not perform as expected, our investment may not generate the returns anticipated by management.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except as previously disclosed in our filings with the Securities and Exchange Commission, no unregistered shares of common stock were sold during the three months ended September 30, 2026.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the three-month period ended September 30, 2026.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5.  OTHER INFORMATION

Our common stock is listed on the Nasdaq Capital Market under the symbol “FCUV.”

During the quarter ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K. (Confirm this statement against the Company’s records before filing.)

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

Focus Universal Inc.

Dated: November 10, 2026	By:	/s/ Desheng Wang Desheng Wang Chief Executive Officer

Dated: November 10, 2026	By:	/s/ Irving H. Kau Irving H. Kau Chief Financial Officer

